Form 10-Q
period 2020-03-31
TEJON RANCH CO
filed 2020-05-04
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on April 30, 2020 was 26,220,546.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Real estate - commercial/industrial	$2,320	$2,826
Mineral resources	6,178	6,132
Farming	952	815
Ranch operations	863	889
Total revenues	10,313	10,662
Costs and Expenses:
Real estate - commercial/industrial	1,931	1,792
Real estate - resort/residential	626	648
Mineral resources	3,878	3,832
Farming	1,702	1,598
Ranch operations	1,406	1,350
Corporate expenses	2,533	2,474
Total expenses	12,076	11,694
Operating loss	(1,763)	(1,032)
Other Income:
Investment income	228	349
Other income, net	8	26
Total other income	236	375
Loss from operations before equity in earnings of unconsolidated joint ventures	(1,527)	(657)
Equity in earnings of unconsolidated joint ventures, net	1,355	876
(Loss) income before income tax expense	(172)	219
Income tax expense	512	95
Net (loss) income	(684)	124
Net (loss) income attributable to non-controlling interest	(2)	5
Net (loss) income attributable to common stockholders	$(682)	$119
Net (loss) income per share attributable to common stockholders, basic	$(0.03)	$—
Net (loss) income per share attributable to common stockholders, diluted	$(0.03)	$—

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(684)	$124
Other comprehensive loss:
Unrealized gain on available-for-sale securities	69	202
Unrealized loss on interest rate swap	(3,959)	(733)
Other comprehensive loss before taxes	(3,890)	(531)
Benefit for income taxes related to other comprehensive income items	1,060	112
Other comprehensive loss	(2,830)	(419)
Comprehensive loss	(3,514)	(295)
Comprehensive (loss) income attributable to non-controlling interests	(2)	5
Comprehensive loss attributable to common stockholders	$(3,512)	$(300)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,048	$27,106
Marketable securities - available-for-sale	34,228	39,084
Accounts receivable	4,085	9,950
Inventories	5,227	2,792
Prepaid expenses and other current assets	3,685	3,252
Total current assets	72,273	82,184
Real estate and improvements - held for lease, net	18,578	18,674
Real estate development (includes $105,391 at March 31, 2020 and $104,491 at December 31, 2019, attributable to Centennial Founders, LLC, Note 15)	301,072	297,581
Property and equipment, net	45,150	45,072
Investments in unconsolidated joint ventures	39,554	38,240
Net investment in water assets	56,799	54,155
Deferred tax assets	1,251	713
Other assets	2,778	2,803
TOTAL ASSETS	$537,455	$539,422

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$4,875	$6,145
Accrued liabilities and other	3,448	3,463
Deferred income	2,085	1,346
Current maturities of long-term debt	4,258	4,182
Total current liabilities	14,666	15,136
Long-term debt, less current portion	55,686	57,476
Long-term deferred gains	5,734	5,731
Other liabilities	19,236	15,455
Total liabilities	95,322	93,798
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 26,212,484 at March 31, 2020 and 26,096,797 at December 31, 2019	13,106	13,048
Additional paid-in capital	338,710	338,745
Accumulated other comprehensive loss	(9,601)	(6,771)
Retained earnings	84,545	85,227
Total Tejon Ranch Co. Stockholders’ Equity	426,760	430,249
Non-controlling interest	15,373	15,375
Total equity	442,133	445,624
TOTAL LIABILITIES AND EQUITY	$537,455	$539,422
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net (loss) income	$(684)	$124
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,164	1,089
Amortization of premium/discount of marketable securities	(6)	(21)
Equity in earnings of unconsolidated joint ventures, net	(1,355)	(876)
Non-cash retirement plan expense	20	77
Non-cash write-off of leasing assets	110	—
Loss on sale of property plant and equipment	10	—
Stock compensation expense	1,225	813
Excess tax benefit from stock-based compensation	523	46
Distribution of earnings from unconsolidated joint ventures	121	—
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	3,048	(1,385)
Current liabilities, net	(139)	(1,078)
Net cash provided by (used in) operating activities	4,037	(1,211)
Investing Activities
Maturities and sales of marketable securities	8,956	14,567
Funds invested in marketable securities	(4,025)	(10,865)
Real estate and equipment expenditures	(4,948)	(5,112)
Investment in unconsolidated joint ventures	(250)	(100)
Distribution of equity from unconsolidated joint ventures	100	41
Investments in long-term water assets	(2,635)	(3,502)
Net cash used in investing activities	(2,802)	(4,971)
Financing Activities
Repayments of long-term debt	(1,725)	(1,007)
Taxes on vested stock grants	(1,568)	(815)
Net cash used in financing activities	(3,293)	(1,822)
Decrease in cash and cash equivalents	(2,058)	(8,004)
Cash and cash equivalents at beginning of period	27,106	15,908
Cash and cash equivalents at end of period	$25,048	$7,904
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$(759)	$292
Accrued long-term water assets included in current liabilities	$254	$—
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	26,096,797	$13,048	$338,745	$(6,771)	$85,227	$430,249	$15,375	$445,624
Net loss	—	—	—	—	(682)	(682)	(2)	(684)
Other comprehensive loss	—	—	—	(2,830)	—	(2,830)	—	(2,830)
Restricted stock issuance	229,713	115	(115)	—	—	—	—	—
Stock compensation	—	—	1,591	—	—	1,591	—	1,591
Shares withheld for taxes and tax benefit of vested shares	(114,026)	(57)	(1,511)	—	—	(1,568)	—	(1,568)
Balance, March 31, 2020	26,212,484	$13,106	$338,710	$(9,601)	$84,545	$426,760	$15,373	$442,133

Balance, December 31, 2018	25,972,080	$12,986	$336,520	$(4,857)	$74,647	$419,296	$15,376	$434,672
Net income	—	—	—	—	119	119	5	124
Other comprehensive loss	—	—	—	(419)	—	(419)	—	(419)
Restricted stock issuance	91,478	46	(46)	—	—	—	—	—
Stock compensation	—	—	1,132	—	—	1,132	—	1,132
Shares withheld for taxes and tax benefit of vested shares	(42,605)	(22)	(793)	—	—	(815)	—	(815)
Balance, March 31, 2019	26,020,953	$13,010	$336,813	$(5,276)	$74,766	$419,313	$15,381	$434,694
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
The periods ending March 31, 2020 and 2019 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment and statements of cash flows. The Company’s March 31, 2020 and December 31, 2019 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
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
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities, water activities, timing of real estate sales and leasing activities. The coronavirus, COVID-19, will also bring additional uncertainty previously unseen. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year.
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting", for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The pronouncement provides optional expedients for a limited period of time to ease the potential burden of accounting for reference rate reform. Specifically, the ASU permits modification of contracts within Topic 470, Debt, to be accounted for by prospectively adjusting the effective interest rate when a contract is modified because of reference rate reform. It also provides exceptions to the guidance in Topic 815 related to changes to critical terms of a hedging relationship: the change in reference rate will not result in dedesignation of hedging relationship if certain criteria are met. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We expect to utilize this optional guidance but do not expect it to have a material effect on our consolidated financial statements.

Newly Adopted Accounting Pronouncements
Allowance for Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments — Credit Losses (Topic 326)," changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures.
In November 2019, the FASB issued ASU No. 2019-10, changing effective dates for the new standards to give implementation relief to certain types of entities. The Company is required to adopt the new standards no later than January 1, 2023 according to ASU 2019-10, with early adoption allowed.
The Company adopted the new standards on January 1, 2020. The adoption did not have a material impact on the Company's consolidated financial statements. The Company's accounts receivable balance is primarily composed of crop receivables. Based on the short-term nature of these contracts, historical experience with current customers and periodic credit evaluations of the customers' financial conditions, the Company believes its credit risk is minimal. With regards to marketable securities, the Company limits its investment to securities with investment grade ratings from Moody's or Standard and Poor's. As the Company does not have a current intent to sell securities and it is more likely than not that the Company will not be required to sell securities before recovery of their amortized cost basis, no allowance for credit losses was recorded.
Fair Value of Financial Instruments
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This ASU removes certain disclosure requirements related to the fair value hierarchy, such as the disclosure of amounts and reasons for transfers between Level 1 and Level 2, and adds new disclosure requirements, such as the disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement. The Company adopted the new standard on January 1, 2020, and the adoption did not have a material impact on its consolidated financial statements, as the Company does not have financial instruments classified as Level 3.
Retirement Benefits
In August 2018, the FASB issued ASU No. 2018-14, "Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU removes certain disclosure requirements, including the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the amount and timing of plan assets expected to be returned to the employer. This ASU also requires additional disclosures for the weighted average interest crediting rates for cash balance plans and explanations for significant gains and losses related to changes in the benefit plan obligation. This ASU is effective for fiscal years ending after December 15, 2020. The Company adopted the new standard on January 1, 2020, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.
Please also refer to Critical Accounting Policies in Part I, Item 2 of this report for a discussion of changes to critical accounting policies.
2.    EQUITY
Earnings Per Share (EPS)
Basic net (loss) income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding during the year. Diluted net (loss) income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the vesting of restricted stock grants per Accounting Standards Codification (ASC) Topic 260, “Earnings Per Share.”

	Three Months Ended March 31,
	2020	2019
Weighted average number of shares outstanding:
Common stock	26,128,976	25,992,374
Common stock equivalents	133,951	17,707
Diluted shares outstanding	26,262,927	26,010,081

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

($ in thousands)		March 31, 2020		December 31, 2019
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrealized losses for less than 12 months		$251	$250	$251	$250
with unrealized losses for more than 12 months		—	—	—	—
with unrealized gains		1,799	1,812	1,799	1,806
Total Certificates of deposit	Level 1	2,050	2,062	2,050	2,056
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		—	—	6,485	6,479
with unrealized losses for more than 12 months		—	—	—	—
with unrealized gains		18,252	18,365	14,413	14,434
Total U.S. Treasury and agency notes	Level 2	18,252	18,365	20,898	20,913
Corporate notes
with unrealized losses for less than 12 months		10,455	10,441	1,004	1,002
with unrealized losses for more than 12 months		—	—	—	—
with unrealized gains		1,350	1,353	13,082	13,106
Total Corporate notes	Level 2	11,805	11,794	14,086	14,108
Municipal notes
with unrealized losses for less than 12 months		—	—	—	—
with unrealized losses for more than 12 months		—	—	—	—
with unrealized gains		2,001	2,007	1,999	2,007
Total Municipal notes	Level 2	2,001	2,007	1,999	2,007
		$34,108	$34,228	$39,033	$39,084
The Company adopted the ASU No. 2016-13, "Financial Instruments — Credit Losses (Topic 326)" on January 1, 2020 prospectively. Under ASC Topic 326-30, the Company is now required to use an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL.
At March 31, 2020, the fair market value of marketable securities was $120,000 above their cost basis. The Company’s gross unrealized holding gains equaled $135,000 and gross unrealized holding losses equaled $15,000. As of March 31, 2020, the adjustment to accumulated other comprehensive loss reflected an improvement in market value of $69,000, including estimated taxes of $19,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC 326-30-50-3A. The accrued interest receivables balance totaled $177,000 as of March 31, 2020, and was included within Other Assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as allowance on possible uncollectible accrued interest receivable is recorded in a timely manner.

U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at December 31, 2019 were caused by relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. As of December 31, 2019, the Company did not intend to sell these securities and was not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of December 31, 2019.
Corporate notes
The unrealized losses on the Company's investments in Corporate notes were primarily caused by a recent change in profitability and near-term profit forecast of individual issuers. The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost bases of the investments. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of March 31, 2020, the Company did not intend to sell these securities and was not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of March 31, 2020.
The following tables summarize the maturities, at par, of marketable securities as of:

	March 31, 2020
($ in thousands)	2020	2021	Total
Certificates of deposit	$2,049	$—	$2,049
U.S. Treasury and agency notes	17,439	802	18,241
Corporate notes	11,400	400	11,800
Municipal notes	2,000	—	2,000
	$32,888	$1,202	$34,090

	December 31, 2019
($ in thousands)	2020	2021	Total
Certificates of deposit	$2,049	$—	$2,049
U.S. Treasury and agency notes	20,393	502	20,895
Corporate notes	13,685	400	14,085
Municipal notes	2,000	—	2,000
	$38,127	$902	$39,029
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of March 31, 2020.

4.     REAL ESTATE

($ in thousands)	March 31, 2020	December 31, 2019
Real estate development
Mountain Village	$143,378	$142,567
Centennial	105,391	104,491
Grapevine	35,520	34,813
Tejon Ranch Commerce Center	16,783	15,710
Real estate development	301,072	297,581

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	21,436	21,435
Less accumulated depreciation	(2,858)	(2,761)
Real estate and improvements - held for lease, net	$18,578	$18,674

5.     LONG-TERM WATER ASSETS
Long-term water assets consist of water and water contracts held for future use or sale. The water is held at cost, which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. Water is currently held in a water bank on Company land in southern Kern County and by the Tejon-Castac Water District (TCWD) in the Kern Water Banks.
The Company has secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District, or Tulare Lake Basin, and the Dudley-Ridge Water District, or Dudley-Ridge, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and have been transferred to the Antelope Valley East Kern Water Agency, or AVEK, for use in the Antelope Valley. In 2013, the Company acquired a contract to purchase water that obligates the Company to purchase 6,693 acre-feet of water each year from Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County.
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2020 is $793 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the consumer price index or 3%.
Water purchases will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third-party users on an annual basis until this water is fully allocated to Company uses, as just described.
Water revenues and cost of sales were as follows ($ in thousands):

	March 31, 2020	March 31, 2019
Acre-Feet Sold	4,625	4,445

Revenues	$5,121	$5,026
Cost of sales	3,024	3,194
Profit	$2,097	$1,832
The costs assigned to water assets held for future use were as follows ($ in thousands):

	March 31, 2020	December 31, 2019
Banked water and water for future delivery	$28,091	$25,265
Transferable water	3,212	3,054
Total water held for future use at cost	$31,303	$28,319

Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	March 31, 2020		December 31, 2019
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(4,463)	$11,581	$(4,342)
Nickel water rights	18,740	(4,123)	18,740	(3,962)
Tulare Lake Basin water rights	6,479	(2,718)	6,479	(2,660)
	$36,800	$(11,304)	$36,800	$(10,964)
Net cost of purchased water contracts	25,496		25,836
Total cost water held for future use	31,303		28,319
Net investments in water assets	$56,799		$54,155

Water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, and TCWD are also in place, but were entered into with each district at the inception of the respective contracts, were not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage, are:

(in acre-feet, unaudited)	March 31, 2020	December 31, 2019
Water held for future use
Company water bank	50,349	50,349
Transferable water	6,511	3,252
Total water held for future use	56,860	53,601
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
TCWD - Banked water owned by the Company	61,054	60,555
Total purchased water contracts	92,487	91,988
Total water held for future use and purchased water contracts	149,347	145,589
The Company entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C. (PEF) in 2015. PEF is a current lessee of the Company under a power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from the Company up to 3,500 acre-feet of water per year until July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from the Company in any year, but is required to pay the Company an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2020 is $1,154 per acre-foot, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	March 31, 2020	December 31, 2019
Accrued vacation	$842	$799
Accrued paid personal leave	444	419
Accrued bonus	568	1,700
Property tax payable[1]	1,092	—
Other	502	545
	$3,448	$3,463

[1]California property taxes are paid every April and December.

7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	March 31, 2020	December 31, 2019
Notes payable	$60,172	$61,897
Total short-term and long-term debt	60,172	61,897
Less: current maturities of long-term debt	(4,258)	(4,182)
Less: deferred loan costs	(228)	(239)
Long-term debt, less current portion	$55,686	$57,476

In August 2019, the Company amended the Term Note (Amended Term Note) with Wells Fargo and extended its maturity to June 5, 2029. The Amended Term Note had an outstanding balance of $57,805,000 as of March 31, 2020, whereas the Term Note had an outstanding balance of $58,768,000 as of December 31, 2019. The interest rate per annum applicable to the Amended Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the Amended Term Note has been fixed at 4.16% through the use of an interest rate swap agreement. The Amended Term Note requires monthly amortization payments, with the outstanding principal amount due June 5, 2029. The Amended Term Note is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
In August 2019, the Company also increased the capacity of the Revolving Line of Credit, or RLC, with Wells Fargo to $35,000,000 from $30,000,000 and extended its maturity to October 5, 2024. The RLC had no outstanding balance as of March 31, 2020 and December 31, 2019. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
Any future borrowings under the RLC are expected to be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties, which are typical in this type of borrowing arrangement.
The Amended Term Note and RLC, collectively, the Amended Credit Facility, require compliance with three financial covenants: (i) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (ii) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (iii) maintain liquid assets equal to or greater than $20,000,000, including availability on RLC. At March 31, 2020 and December 31, 2019, the Company was in compliance with these financial covenants.
The Amended Credit Facility also contains customary negative covenants that limit the ability of the Company to, among other things, make capital expenditures, incur indebtedness and issue guaranties, consummate certain assets sales, acquisitions or mergers, make investments, pay dividends or repurchase stock, or incur liens on any assets.
The Amended Credit Facility also contains customary events of default, including: failure to make required payments; failure to comply with the terms of the Amended Credit Facility; bankruptcy and insolvency; and a change in control without consent of the bank (which consent will not be unreasonably withheld). The Amended Credit Facility contains other customary terms and conditions, including representations and warranties, which are typical for credit facilities of this type.
In 2013, Tejon entered into a promissory note agreement, secured by real estate, with CMFG Life Insurance Company to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $36,000. In March 2020, the Company made an additional payment of $687,000 that was applied to the principal of the note, with monthly principal and interest payments remaining unchanged, the loan will now mature on July 1, 2026. The additional principal payment was tied to the release of collateral, which in April 2020 was contributed to Petro Travel Plaza, LLC. See Note 17 (Subsequent Events) for further discussion. The current balance on the note was $2,367,000 on March 31, 2020. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument.
8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	March 31, 2020	December 31, 2019
Pension liability (Note 13)	$1,730	$1,790
Interest rate swap liability (Note 10)	6,675	2,716
Supplemental executive retirement plan liability (Note 13)	7,958	8,011
Excess joint venture distributions and other	2,873	2,938
Total	$19,236	$15,455
For the captions presented in the table above, please refer to the respective Notes to Unaudited Consolidated Financial Statements for further detail.

9.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company’s stock incentive plans provide for the making of awards to employees based upon a service condition or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with service condition vesting; performance share grants that only vest upon the achievement of specified performance conditions, such as corporate cash flow goals or share price, or Performance Condition Grants; and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance measures, or Performance Milestone Grants. Performance Condition Grants with market-based conditions are based on the achievement of a target share price. The share price used to calculate vesting for market-based awards is determined using a Monte Carlo simulation. Failure to achieve the target share price will result in the forfeiture of shares. Forfeiture of share awards with service conditions or performance-based restrictions will result in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions do not result in a reversal of previously recognized share-based compensation expense.
The following is a summary of the Company's Performance Condition Grants as of the three months ended March 31, 2020:

Performance Condition Grants
Below threshold performance	—
Threshold performance	67,713
Target performance	621,515
Maximum performance	1,063,367
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance grants for the three months ended March 31, 2020:

March 31, 2020
Stock Grants Outstanding Beginning of Period at Target Achievement	409,373
New Stock Grants/Additional Shares due to Achievement in Excess of Target	777,970
Vested Grants	(221,941)
Expired/Forfeited Grants	—
Stock Grants Outstanding End of Period at Target Achievement	965,402
The following is a summary of the assumptions used to determine the price for the Company's market-based Performance Condition Grants for the three months ended March 31, 2020:

($ in thousands except for share prices)
Grant date	December 12, 2019	March 11, 2020
Vesting end	December 31, 2022	December 31, 2022
Share price at target achievement	$18.80	$16.36

Expected volatility	17.28%	18.21%
Risk-free interest rate	1.69%	0.58%

Simulated Monte Carlo share price	$11.95	$5.87
Shares granted	6,327	81,716
Total fair value of award	$76	$480

The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of March 31, 2020 were $12,151,000 and 28 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. The fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to a maximum, the Company determined based on historic and projected results, the probability of (1) achieving the performance objective and (2) the level of achievement. Based on this information, the Company determines the fair value of the award and measures the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company will adjust stock compensation costs according to the actual outcome of the performance condition.
Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock. The stock is granted at the end of each quarter based on the quarter-end stock price.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Three Months Ended March 31,
Employee Plan:	2020	2019
Expensed	$1,111	$666
Capitalized	366	319
	1,477	985
NDSI Plan - Expensed	114	147
Total Stock Compensation Costs	$1,591	$1,132

10.     INTEREST RATE SWAP
In October 2014, the Company entered into an interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to LIBOR under the Term Note, as discussed in Note 7 (Line of Credit and Long-Term Debt). On June 21, 2019, the Company amended the interest rate swap agreement to continue to hedge a portion of its exposure to interest rate risk from the Term Note, and, subsequently, the Amended Term Note. The original hedging relationship was de-designated, and the amended interest rate swap was re-designated simultaneously. The amended interest rate swap qualified as an effective cash flow hedge at the initial assessment based upon a regression analysis and is recorded at fair value.
During the quarter ended March 31, 2020, the interest rate swap agreement was deemed highly effective. Changes in fair value, including accrued interest and adjustments for non-performance risk, that qualify as cash flow hedges are classified in AOCI. Amounts classified in AOCI are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.
As of March 31, 2020, the fair value of the interest rate swap agreement was less than its cost basis and as such is recorded within Other Liabilities on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of March 31, 2020 and December 31, 2019 ($ in thousands):

March 31, 2020
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(6,675)	$57,805

December 31, 2019
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(2,716)	$58,768
11.     INCOME TAXES
For the three months ended March 31, 2020, the Company's income tax expense was $512,000 compared to $95,000 for the three months ended March 31, 2019. Effective tax rates were 298% and 43% for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had income tax receivables of $867,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.
Although the Company had a net loss for the three months ended March 31, 2020, the Company recognized income tax expense as a result of recognizing a $523,000 discrete tax item associated with stock compensation. The discrete item was triggered when stock grants were issued to participants, at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the quarter represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have an impact on the Company's current income tax payable.

12.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company's land is subject to water contracts with minimum annual payments, for which $10,027,000 is expected to be paid in 2020. As of March 31, 2020, the Company has paid $6,666,000 for its water contracts. These estimated water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. Contractual obligations for future water payments were $262,399,000 as of March 31, 2020.
Conservancy Payments
The Company is obligated to make payments of approximately $800,000 per year through 2021 to the Tejon Ranch Conservancy, as prescribed in the Conservation Agreement entered into with five major environmental organizations in 2008. Advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing and are therefore subject to change in amount and period. These amounts paid will be capitalized in real estate development for the Centennial, Grapevine and Mountain Village, or MV, projects.
Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. The Company believes as of March 31, 2020 that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
Community Facilities Districts
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. At March 31, 2020, there were no additional improvement funds remaining from the West CFD bonds. There are no additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During 2020, the Company expects to pay approximately $2,598,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation at March 31, 2020.
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
Management considers the allegations in the TUMSHCP Suit to be beyond the scope of the law and regulations referenced in the TUMSHCP Suit, and believes that the issues raised by the TUMSHCP Plaintiffs were adequately addressed by USFWS during the consultation process with Native American tribes. The Company is supporting USFWS's efforts to vigorously defend this matter. On October 30, 2019, the TUMSCHCP Plaintiffs filed an amended complaint after the court previously granted the Company’s motion to dismiss the TUMSCHP Suit on the basis that the TUMSCHP Plaintiffs lacked standing. The Company brought a second motion to dismiss on the same basis, which the court denied on December 18, 2019. In its December 18, 2019 ruling, the court ordered that the parties proceed to bring motions for summary judgment on the question of whether the USFWS correctly determined that the California condor is not a “Traditional Cultural Property” under the NHPA. As of the date of this report, the USFWS is in the process of preparing the record of its decision in order to adjudicate that question. Once the record is complete the parties will comply with the court’s order by bringing one or more motions for summary judgment to adjudicate the question presented by the court.
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
As of March 31, 2020, the Company believes the TUMSHCP Suit does not impede its the ability to start or complete the development of MV.
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

Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court against landowners and others with interest in the groundwater basin within the Antelope Valley (including the Company) seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin was in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in the first half of 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserved right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including Tejon, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. On December 23, 2015, the court entered judgment approving the Stipulation for Entry of Judgment and Physical Solution, or the Judgment. The Company’s water supply plan for the Centennial project anticipated reliance on, among other sources, a certain quantity of groundwater underlying the Company’s lands in the Antelope Valley. The Company’s allocation in the Judgment is consistent with that amount. Prior to the Judgment becoming final, on February 19 and 22, 2016, several parties, including the Willis Class and Phelan Pinon Hills Community Services District, filed notices of appeal from the Judgment. The Appeal has been transferred from the Fourth Appellate District of California to the Fifth Appellate District.
Appellate briefing began in 2019 and is scheduled to continue into the second quarter of 2020. Notwithstanding the appeals, the parties, with assistance from the court have established the Watermaster Board, hired the Watermaster Engineer and Watermaster Legal Counsel, and begun administering the physical solution, consistent with the Judgment.
Summary and Status of Kern Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including CBD, collectively, the Central Delta Petitioners, filed a complaint in the Sacramento County Superior Court, or the Central Delta Action, against the California Department of Water Resources, or DWR, Kern County Water Agency, or KCWA, and a number of “real parties in interest,” including the Company and TCWD.  The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the Monterey Amendments. The Central Delta Petitioners sought to invalidate the DWR's approval of the Monterey Amendments and also the 2010 environmental impact report, or 2010 EIR, regarding the Monterey Amendments prepared pursuant to the California Environmental Quality Act, or CEQA, pertaining to the Kern Water Bank, or KWB. Pursuant to the Monterey Amendments, DWR transferred approximately 20,000 acres in Kern County owned by DWR, or KWB property, to the KCWA.
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
In addition, another lawsuit was filed in Kern County Superior Court on June 3, 2010, by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts (collectively, the Rosedale Petitioners), asserting that the 2010 EIR did not adequately evaluate potential impacts arising from operations of the KWB, or Rosedale Action, but this lawsuit did not name the Company it only named TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. This lawsuit was later moved to the Sacramento County Superior Court.
In the Central Delta Action and Rosedale Action, the trial courts concluded that the 2010 EIR for the Monterey Amendments was insufficient with regard to the EIR's evaluation of the potential impacts of the operation of the KWB, particularly on groundwater and water quality, and ruled that DWR was required to prepare a remedial EIR (which is further described below). In the Central Delta Action, the trial court also concluded that the challenges to DWR’s 1995 approval of the Monterey Amendments were barred by statutes of limitations and laches. The Central Delta Petitioners appealed the Sacramento County Superior Court Judgment, and certain real parties filed a cross-appeal. No party appealed the Kern County Superior Court Judgment in the Rosedale Action.

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
On October 21, 2016, the Central Delta Petitioners and a new party, the Center for Food Safety, (CFS), (collectively, the CFS Petitioners), filed a new lawsuit in Sacramento County Superior Court, (the CFS Action), against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The CFS Action challenges DWR’s (i) certification of the 2016 EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. On October 2, 2017, the Sacramento County Superior Court issued a ruling that the court shall deny the CFS petition and shall discharge the 2014 Writ. The CFS Petitioners appealed the Sacramento County Superior Court judgment denying the CFS petition. The Third Appellate District of the Court of Appeal granted DWR’s motion to consolidate the CFS Action appeal for hearing with the pending appeals in the Central Delta Action. Briefing on all of the appeals and cross-appeals is now complete. At this time, the Company anticipates having a ruling from the Court of Appeal on these consolidated appeals of the CFS Action and the Central Delta Action sometime in 2020, but there is a possibility that the court’s hearing and disposition could be delayed by the closure of the courts in response to the COVID-19 pandemic. To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time.
Grapevine
On December 6, 2016, the Kern County Board of Supervisors unanimously granted entitlement approval for the Grapevine project. On January 5, 2017, the CBD and CFS, filed an action in Kern County Superior Court pursuant to CEQA, against Kern County and the Kern County Board of Supervisors, or collectively, the County, concerning the County’s granting of the 2016 approvals for the Grapevine project, including certification of the final EIR (the 2017 Action). The Company was named as a real party in interest in the 2017 Action. The 2017 Action alleged that the County failed to properly follow the procedures and requirements of CEQA, including failure to identify, analyze and mitigate impacts to air quality, greenhouse gas emissions, biological resources, traffic, water supply and hydrology, growth inducing impacts, failure to adequately consider project alternatives and to provide support for the County’s findings and statement of overriding considerations in adopting the EIR and failure to adequately describe the environmental setting and project description. Petitioners sought to invalidate the County’s approval of the project, the environmental approvals and require the Company and the County to revise the environmental documentation.
On July 27, 2018, the court held a hearing on the petitioners’ claims in the 2017 Action. At that hearing, the court rejected all of petitioners’ claims raised in the litigation, except petitioners’ claims that (i) the project description was inadequate and (ii) such inadequacy resulted in aspects of certain environmental impacts being improperly analyzed. As to the claims described in “(i)” and “(ii)” in the foregoing sentence, the court determined that the EIR was inadequate. In that regard, the court determined the Grapevine project description contained in the EIR allowed development to occur in the time and manner determined by the real parties in interest and, as a consequence, such development flexibility could result in the project’s internal capture rate, or ICR, the percent of vehicle trips remaining within the project actually being lower than the projected ICR levels used in the EIR and that lower ICR levels warranted supplemental traffic, air quality, greenhouse gas emissions, noise, public health and growth inducing impact analyses.
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

Following the County’s rescission of the Grapevine project approvals, the Company filed new applications to re-entitle the Grapevine project (the re-entitlement). The re-entitlement application involves processing project approvals that are substantively similar to the Grapevine project that was unanimously approved by the Kern County Board of Supervisors in December 2016. As part of the re-entitlement, supplemental environmental analysis was prepared to address the court’s ruling in the 2017 Action. Following a public comment and review period, the Kern County Planning Commission held a hearing on November 14, 2019 and unanimously recommended to the Kern County Board of Supervisors that it approve the re-entitlement of the Grapevine project. On December 10, 2019, the Kern County Board of Supervisors held a hearing and after considering the supplemental environmental analysis and material presented at the hearing unanimously voted to approve the re-entitlement of the Grapevine project. On January 9, 2020, the County filed a Supplemental and Final Return to Preemptory Writ of Mandate to inform the court of the re-entitlement in a manner that the County and the Company believes is compliant with the court’s February 15, 2019 final judgment in the 2017 Action. Concurrently, the County and the Company filed a Motion for Order Discharging Writ of Mandate, which requests that the court determine that the re-entitlement complies with the court’s February 15, 2019 final judgment in the 2017 Action. A hearing was held on February 14, 2020 for this motion and is further summarized below.
On January 10, 2020, CBD filed a new and separate action in Kern County Superior Court pursuant to CEQA against the County, concerning the County’s approval of the December 2019 re-entitlement, including certification of the final EIR (the 2020 Action). The Company is named as real party in interest in the 2020 Action. The 2020 Action alleges that the County failed to properly follow the procedures and requirements of CEQA with respect to the re-entitlement of the Grapevine project, including failure to identify, analyze and mitigate impacts to air quality, greenhouse gas emissions, biological resources, public health, and traffic, and failed to provide support for the County’s findings and statement of overriding considerations in adopting the EIR. CBD seeks to invalidate the County’s approval of the re-entitlement, the environmental approvals for the re-entitlement and require the Company and the County to revise the environmental documentation. The Company intends to vigorously defend the re-entitlement of the Grapevine project against claims made in the 2020 Action. On January 22, 2020, the Company and County filed a demurrer and motion to strike the claims in the 2020 Action on the basis that the claims brought by CBD must be resolved by the court in the 2017 action, pursuant to the final judgment issued in the 2017 Action. The Company and County’s motion described in the previous sentence also includes an alternative request that the court consolidate CBD’s claims in the 2020 Action with its disposition of any remaining matters relating to the 2017 Action. A hearing on these motions filed in the 2020 Action and on the Motion for Order Discharging Writ of Mandate (described above and relating to the 2017 Action) was held on February 14, 2020. At the hearing, the court granted the Company and County’s request to consolidate the 2020 Action with its adjudication of the Company and County’s compliance with the writ of mandate issued by the Court in the 2017 Action. The court denied, without prejudice, the Company’s and County’s motion to discharge the writ in the 2017 Action and their demurrer and motion to strike the claims in the 2020 Action, but the court further ruled that the Company and County could re-assert these arguments at a later date once additional evidence was before the court.
As of the date of this filing, there are no further hearings scheduled; however, pursuant to stipulation of all parties, the County is preparing the administrative record for the 2020 Action. Once the record has been lodged with the court, a briefing scheduled and hearing date will be set. At this time, neither County nor Company has filed their responsive pleadings.

Centennial
On April 30, 2019, the Los Angeles County Board of Supervisors granted final entitlement approval for the Centennial project. On May 15, 2019, Climate Resolve filed an action in Los Angeles Superior Court (the Climate Resolve Action) pursuant to CEQA and the California Planning and Zoning Law against the County of Los Angeles and the Los Angeles County Board of Supervisors (collectively, LA County) concerning the LA County’s granting of approvals for the Centennial project, including certification of the final environmental impact report and related findings (Centennial EIR); approval of associated general plan amendments; adoption of associated zoning; adoption of the Centennial Specific Plan; approval of a subdivision map for financing purposes; and adoption of a development agreement, among other approvals (collectively, the Centennial Approvals). Separately, on May 28, 2019, CBD and the California Native Plant Society (CNPS) filed an action in Los Angeles County Superior Court (the CBD/CNPS Action) against LA County; like the Climate Resolve Action, the CBD/CNPS Action also challenges the Centennial Approvals. The Company, its wholly owned subsidiary Tejon Ranchcorp, and Centennial Founders, LLC are named as real parties-in-interest in both the Climate Resolve Action and the CBD/CNPS Action.
The Climate Resolve Action and the CBD/CNPS Action collectively allege that LA County failed to properly follow the procedures and requirements of CEQA and the California Planning and Zoning Law. The Climate Resolve Action and the CBD/CNPS Action have been deemed “related” and have been consolidated for adjudication before the judge presiding over the Climate Resolve Action. As of the date of this filing, there have been no substantive hearings on this matter, and neither LA County nor the real parties in interest have filed their responsive pleadings. However, on February 19, 2020, following a status conference, the court set September 30, 2020 as the hearing date for both the CBD/CNPS Action and the Climate Resolve Action. The Climate Resolve Action and CBD/CNPS Action seek to invalidate the Centennial Approvals and require LA County to revise the environmental documentation related to the Centennial project.
Proceedings Incidental to Business
From time to time, the Company is involved in other proceedings incidental to its business, including actions relating to employee claims, real estate disputes, contractor disputes and grievance hearings before labor regulatory agencies.
The outcome of these other proceedings is not predictable. However, based on current circumstances, the Company does not believe that the ultimate resolution of these other proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flows, either individually or in the aggregate.
13.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). In April 2017, the Company froze the Benefit Plan as it relates to future benefit accruals for participants. The Company plans to contribute $165,000 to the Benefit Plan in 2020.
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At March 31, 2020, the investment mix was approximately 67% equity, 32% debt, and 1% money market funds. At December 31, 2019, the investment mix was approximately 66% equity, 33% debt, and 1% money market funds. Equity investments comprise of value, growth, large cap, small cap and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. A weighted average discount rate of 3.2% was used in determining the net periodic pension cost for 2020, along with the pension benefit obligation for 2019. The expected long-term rate of return on plan assets is 7.3% for both 2020 and 2019. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.

Total pension and retirement earnings for the Benefit Plan was as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Earnings (cost) components:
Interest cost	$(85)	$(97)
Expected return on plan assets	161	131
Net amortization and deferral	(17)	(19)
Total net periodic pension earnings	$59	$15
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. In April 2017, the Company froze the SERP as it relates to the accrual of additional benefits.
The pension and retirement expense for the SERP was as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Cost components:
Interest cost	$(57)	$(76)
Net amortization and other	(22)	(16)
Total net periodic pension expense	$(79)	$(92)
14.    REPORTING SEGMENTS AND RELATED INFORMATION
The Company currently operate in five reporting segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations. For further details of the revenue components within each reporting segment, see Results of Operations by Segment in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Real estate - Commercial/Industrial
Commercial/Industrial revenue consists of land sale revenues, land and building leases to tenants at the Company's commercial retail developments, base and percentage rents from the PEF power plant lease, communication tower leases, and easement leases. The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Commercial/industrial revenues	$2,320	$2,826
Equity in earnings of unconsolidated joint ventures	1,355	876
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	3,675	3,702
Commercial/industrial expenses	1,931	1,792
Operating results from commercial/industrial and unconsolidated joint ventures	$1,744	$1,910

Real Estate - Resort/Residential
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development process both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $626,000 and $648,000 for the three months ended March 31, 2020 and 2019.

Mineral Resources
The Mineral Resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from the Company's land and receives revenue from water sales. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Mineral resources revenues	$6,178	$6,132
Mineral resources expenses	3,878	3,832
Operating results from mineral resources	$2,300	$2,300

Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Farming revenues	$952	$815
Farming expenses	1,702	1,598
Operating results from farming	$(750)	$(783)

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses such as grazing leases. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Ranch operations revenues	$863	$889
Ranch operations expenses	1,406	1,350
Operating results from ranch operations	$(543)	$(461)

15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of March 31, 2020 was $39,554,000. Equity in earnings from unconsolidated joint ventures was $1,355,000 for the three months ended March 31, 2020. The unconsolidated joint ventures have not been consolidated as of March 31, 2020, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC is an unconsolidated joint venture with TravelCenters of America that develops and manages travel plazas, gas stations, convenience stores, and fast food restaurants throughout TRCC. The Company has 50% of the voting rights but participates in 60% of all profits and losses. The Company does not control the investment due to having only 50% of the voting rights. The Company's partner is the managing partner and performs all of the day-to-day operations and has significant decision-making authority over key business components such as fuel inventory and pricing at the facilities. The Company's investment in this joint venture was $25,159,000 as of March 31, 2020.

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

◦
In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary; therefore, it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in the fourth quarter of 2019, and the Company has delivered the space to a tenant that has leased 67% of the rentable space. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $31,375,000 as of March 31, 2020. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $6,016,000 as of March 31, 2020.

◦
In August 2016, we partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 that was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028 and has an outstanding principal balance of $24,311,000 as of March 31, 2020. Since its inception, the Company has received excess distributions resulting in a deficit balance of $2,374,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company will continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.

◦
In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction of the building during the third quarter of 2017. Since its inception, the Company has received excess distributions resulting in a deficit balance of $488,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company will continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $24,405,000 was outstanding as of March 31, 2020.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation, or Rockefeller. At March 31, 2020, the Company’s combined equity investment balance in these three joint ventures was $8,379,000.

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

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed during the second quarter of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% was through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture has a term note with a financial institution that matures on September 5, 2021. As of March 31, 2020, the outstanding balance of the term note was $38,468,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, CFL, is a joint venture that was initially formed with TRI Pointe Homes, Lewis Investment Company, Lewis), and CalAtlantic to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of CFL and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE beginning in 2009, and the Company was determined to be the primary beneficiary. As a result, CFL is consolidated into the Company's financial statements. The Company's partners retained a noncontrolling interest in the joint venture. At March 31, 2020, the Company owned 92.63% of CFL.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The difference represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of the assets contributed.
Unaudited condensed statement of operations for the three months ended March 31, 2020 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of March 31, 2020 and December 31, 2019 are as follows:

	Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$23,213	$25,406	$2,539	$1,870	$1,523	$1,122
Five West Parcel, LLC	—	684	(1)	171	(1)	86
18-19 West, LLC	3	3	(30)	(28)	(15)	(14)
TRCC/Rock Outlet Center, LLC[1]	1,863	1,898	(812)	(785)	(406)	(393)
TRC-MRC 1, LLC	787	736	40	(5)	20	(2)
TRC-MRC 2, LLC	1,020	984	343	154	172	77
TRC-MRC 3, LLC	625	—	125	—	62	—
Total	$27,511	$29,711	$2,204	$1,377	$1,355	$876

Centennial Founders, LLC	$47	$122	$(27)	$64	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.5 million as of both of March 31, 2020 and March 31, 2019.

	March 31, 2020				December 31, 2019
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$80,057	$(15,288)	$62,600	$25,159	$77,835	$(15,287)	$60,061	$23,636
Five West Parcel, LLC	650	—	647	139	694	—	648	140
18-19 West, LLC	4,627	—	4,369	1,615	4,849	—	4,600	1,730
TRCC/Rock Outlet Center, LLC	68,650	(38,468)	29,377	6,625	69,459	(38,909)	29,688	6,781
TRC-MRC 1, LLC	28,761	(24,405)	3,570	—	28,673	(24,542)	3,623	—
TRC-MRC 2, LLC	20,101	(24,311)	(8,938)	—	20,026	(24,455)	(7,094)	—
TRC-MRC 3, LLC	38,046	(31,375)	6,177	6,016	37,292	(28,061)	6,052	5,953
Total	$240,892	$(133,847)	$97,802	$39,554	$238,828	$(131,254)	$97,578	$38,240

Centennial Founders, LLC	$96,847	$—	$96,641	***	$96,415	$—	$96,143	***

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

The Company has water contracts with WRMWSD for SWP water deliveries to our agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, we are entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer is one of nine directors at WRMWSD. As of March 31, 2020, the Company paid $1,157,000 for these water contracts and related costs.
17.    Subsequent Events
On April 17, 2020, the Company contributed building and land that was previously operated by a former fast casual tenant to its joint venture, Petro Travel Plaza, LLC. The contribution was valued at $2,000,000 and the total gain on the contribution approximates $1,338,000, of which $535,000 will be recognized during the second quarter. The remainder of the gain will be deferred based on the joint venture ownership percentages.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness, ongoing negotiations, the uncertainties regarding the expected impact of COVID-19, on the Company and global economic conditions and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,”

“estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, the impacts of COVID-19 and the actions taken by governments, businesses, and individuals in response to it, weather, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons, including those described above and in the section entitled “Risk Factors” in this report and our most recent Annual Report on Form 10-K.
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
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets. A key element of our strategy is to entitle and then develop large-scale mixed use master planned residential and commercial/industrial real estate development projects to serve the growing populations of Southern and Central California. Our mixed use master planned residential developments have been approved to collectively include up to 34,783 housing units, and more than 35 million square feet of commercial space. We have obtained entitlements on Mountain Village at Tejon Ranch (MV) and are pursuing final tract maps. Over the next few years, we will be defending our entitlements against litigation for our Grapevine at Tejon Ranch, or Grapevine, and Centennial at Tejon Ranch, or Centennial, projects.
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
Activities within the commercial/industrial real estate development segment include: planning, and permitting of land for development; construction of infrastructure; construction of pre-leased buildings; construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial real estate development segment also includes activities related to communications leases and landscape maintenance fees.
At the heart of commercial/industrial real estate development segment is TRCC, a 20 million square foot commercial/industrial development on Interstate 5 just north of the Los Angeles basin. Nearly six million square feet of industrial, commercial and retail space has already been developed, including distribution centers for IKEA, Caterpillar, Famous Footwear, L'Oreal, and Dollar General. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the west coast’s principal north-south goods movement corridor.
We are also involved in multiple joint ventures with several partners that help us expand our commercial/industrial business activities within TRCC:

•
Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates five separate gas stations with convenience stores and fast food restaurants within TRCC-West and TRCC-East.

•	Three joint ventures with Rockefeller Development Group, or Rockefeller:

◦	Five West Parcel LLC owned a 606,000 square foot building in TRCC-West that is fully leased. In 2019, Five West Parcel sold the building and land to a third party;

◦
18-19 West LLC owns 63.5 acres of land for future development within TRCC-West. In 2019, our 18-19 West LLC joint venture entered into a land purchase option with the third-party who purchased the Five West building and land, to purchase lots 18 and 19 at a price of $13.8 million through the option period ending May 21, 2021. If the option is extended to November 21, 2021, the price increases to $15.2 million. The land option expires in the fourth quarter of 2021; and

◦	TRCC/Rock Outlet Center LLC operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience in TRCC-East;

•	Three joint ventures with Majestic Realty Co., or Majestic, to develop, manage, and operate industrial buildings within TRCC:

◦	TRC-MRC 1, LLC was formed to develop and operate a 480,480 square foot industrial building in TRCC-East, which was completed during 2017 and is fully leased;

◦	TRC-MRC 2, LLC owns a 651,909 square foot building in TRCC-West that is fully leased; and

◦
TRC-MRC 3, LLC was formed to pursue the development, construction, leasing and management of a 579,040 square foot industrial building in TRCC-East. During the first quarter of 2019, and prior to the completion of the building, the joint venture executed a lease for 67% of the building. The construction of the building was completed in the fourth quarter of 2019.

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. Our active developments within this segment are MV, Centennial, and Grapevine.

•
MV encompasses a total of 26,417 acres, of which 5,082 acres will be used for the mixed-use development that will include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space. The tentative tract map for the first four phases of residential development has been approved, as well as the commercial site plan for the first phase of commercial development;

•
The Centennial development is a mixed-use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes and 10.1 million square feet of commercial development. Centennial has entitlements approved in December 2018, and received legislative approvals in April 2019 from the Los Angeles County Board of Supervisors.

•
Grapevine is an 8,010-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Upon completion of Grapevine, the community will include 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks. On December 10, 2019, the Kern County Board of Supervisors adopted the supplemental re-circulated EIR prepared in response to a court ruling and reapproved the development of Grapevine unanimously.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, for a more detailed description of our active developments within the resort/residential real estate development segment.
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
The COVID-19 Pandemic
The U.S. and global economies have been and continue to be dramatically affected by the COVID-19 pandemic. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time. The pandemic and its adverse effects have become more prevalent in locations where we, our customers, suppliers or third-party business partners conduct business, such as Southern California. It is reasonably likely that we will experience constrained customer demand that could materially and adversely impact our business and overall financial performance during the foreseeable future. We do however, expect negative impacts to our leasing revenues and income from joint ventures as traffic is reduced and our tenants close and seek delays in rent payments. We operate in the State of California and our operations are subject to the "shelter-in-place" order issued by the California Governor in March 2020 (the Stay at Home Order). The broader implications of COVID-19 and actions taken by governments, businesses, and individuals in response to the pandemic on our results of operations and overall financial performance remain uncertain. As we manage through the pandemic, we will evaluate our operations for expense reductions and cash savings. Measures that we are taking include renegotiating with vendors and possibly amending long-term contracts such as the Conservation Agreement, reductions in executive compensation, and right sizing on labor needs.
Our first priority with regard to the COVID-19 pandemic is to provide for the health and safety of our employees, customers, suppliers and others with whom we partner in our business activities. Where applicable, we are allowing employees to work from home to ensure proper social distancing while also minimizing disruption to operations. Subject to the use of appropriate risk mitigation and safety practices, we are continuing our business operations in this unprecedented business environment. See the Results of Operations by segment for further discussion on COVID-19 impact on our various reporting segments.
Summary of First Quarter Performance
For the first three months of 2020, we had a net loss attributable to common stockholders of $682,000 compared to net income of $119,000 during the first three months of 2019. The decline is attributed to recognizing a discrete tax item associated with deferred tax shortfalls generated after issuing stock compensation awards at a price lower than at grant date. The recognition of these shortfalls increased income tax expense by $417,000 and will not impact income tax payable. Also contributing to the decline in net income attributable to common stockholders was a 3% increase in operating expenses.
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
During the three months ended March 31, 2020, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended March 31,		Change
($ in thousands)	2020	2019	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,065	$1,465	$(400)	(27)%
TRCC Leasing	406	452	(46)	(10)%
TRCC management fees and reimbursements	236	235	1	—%
Commercial leases	157	167	(10)	(6)%
Communication leases	225	246	(21)	(9)%
Landscaping and other	231	261	(30)	(11)%
Total commercial/industrial revenues	$2,320	$2,826	$(506)	(18)%
Total commercial/industrial expenses	$1,931	$1,792	$139	8%
Operating income from commercial/industrial	$389	$1,034	$(645)	(62)%

•
Commercial/industrial real estate development segment revenues were $2,320,000 for the three months ended March 31, 2020, a decrease of $506,000, or 18%, from $2,826,000 for the three months ended March 31, 2019. The primary decrease in commercial/industrial revenues is attributed to the fact that in 2019, the Company recognized a true-up related to 2018 spark spread revenues from the Pastoria Energy Facility that were greater than their original estimates. This true-up did not reoccur in 2020.

•
Commercial/industrial real estate development segment expenses were $1,931,000 for the three months ended March 31, 2020, an increase of $139,000, or 8%, from $1,792,000 for the three months ended March 31, 2019. The increase is attributed to the write-off of unamortized tenant allowances and straight line rent associated with an income-producing property that is no longer in service and held for sale on March 31, 2020. During April 2020, the Company contributed the property to its Petro Travel Plaza, LLC joint venture. Please see Note 17 (Subsequent Events) for further discussion.

For the three months ended March 31, 2020, we had one lease expiration, and we did not have any material lease renewals.
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
We believe that the FTZ and EDIP, along with our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, including buildings 1.0 million square feet or larger, can provide us with a potential marketing advantage in the future. Our marketing efforts include the Inland Empire region of Southern California, the Santa Clarita Valley of northern Los Angeles County, the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations, and the San Joaquin Valley of California.

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
During the quarter ended March 31, 2020, vacancy rates in the Inland Empire fell 60 basis points to 2.9%, the lowest rate on record for this region. Construction completions totaled 7.5 million square feet in the quarter ended March 31, 2020, which is higher than the 5.2 million square feet typically added each quarter for the past five years. The low vacancy rates have led to an increase in lease rates of 1.4% within the Inland Empire. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
During the quarter ended March 31, 2020, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, dropped 10 basis points to 1.2%. Rents remain at an all-time high and have well surpassed the previous peak seen in 2007. Average asking rents increased 2.5% year over year.
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
The actual timing and completion of development is difficult to predict due to the uncertainties of the market. Infrastructure development and marketing activities and costs could continue to increase over several years as we develop our land holdings. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future land sales are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial and industrial properties.
As described earlier, in March 2020, in response to the COVID-19 pandemic, California issued the Stay at Home Order which shut down all non-essential businesses and services. Most of our operations have been deemed an "essential" business. Commercial tenants at TRCC and the Outlets at Tejon joint venture may have difficulty making timely rent payments due to reduced traffic at TRCC and the Outlets at Tejon resulting from the Stay at Home order and social distancing practices.
Our financial results will be impacted by our ability to collect contractual rents due under our long-term net leases. We have collected the majority of rents due as of March 31, 2020, however, the COVID-19 pandemic’s impact to us has resulted in tenant requests for rent relief, which we started to receive in late March 2020.
Although the requests range in scope, the most common request is for a full or partial rent deferment for three months. We have not agreed to any rent forgiveness or permanent abatement and are only negotiating rent deferrals. The duration of the COVID-19 pandemic and our tenants’ ability to return to business after governmental restrictions are lifted will have a significant impact on our ability to continue to collect rents.
Real Estate – Resort/Residential:
We are in the preliminary stages of property development for this segment; hence, no revenues or profits are attributed to this segment.
Resort/residential real estate segment expenses were $626,000 for the three months ended March 31, 2020, a decrease of $22,000, or 3%, from $648,000 for the three months ended March 31, 2019. Thus far in 2020, the Company experienced a $240,000 decrease in professional service costs as the development projects are in litigation and final tract map processes, resulting in fewer ongoing projects. The decrease was offset by an increase in payroll and overhead costs, net of capitalization, of $191,000 attributed to severance payments and the addition of a new team member to support the Company's real estate projects.
Currently, COVID-19 has not had a material impact on this segment. The Company will aggressively defend its entitlements against litigation for both Grapevine and Centennial. However, extended court closures under local and state ordinances may delay previously scheduled hearings.
Most of the expenditures and capital investment to be incurred within our resort/residential real estate segment will continue to focus on the following:

•
For Centennial, the approved Centennial specific plan includes 19,333 residential units and more than 10.1 million square feet of commercial space. The Company is working with the County of Los Angeles and the Los Angeles County Board of Supervisors to address the recently filed action in the Los Angeles Superior Court. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for further discussion.

•
For Grapevine, on December 11, 2018, the Kern County Superior Court ruled we had to amend our EIR by preparing supplemental environmental documentation to further analyze the Grapevine project’s internal capture rate (ICR), which is the percent of vehicle trips remaining within the project. On December 10, 2019, the Kern County Board of Supervisors adopted the supplemental re-circulated EIR prepared in response to the court ruling and reapproved the development of Grapevine unanimously. The Company is working with Kern County to address the recently filed action in the Kern County Superior Court. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for further discussion.

•
For MV, we have a fully entitled project and received approvals of Tentative Tract Map 1 for our first four phases of development and of our commercial site plan for the first phase of commercial development. The timing of the MV development in the coming years will depend on the strength of both the economy and the real estate market, including both primary and second home markets. In moving the project forward, we will focus on the preparation of engineering leading to the final map for the first phases of MV, consumer and market research studies and fine tuning of development business plans, as well as defining the possible capital funding sources for this development. Over the next several years, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of additional common stock.

Mineral Resources:

	Three Months Ended March 31,		Change
($ in thousands)	2020	2019	$	%
Mineral resources revenues
Oil and gas	$334	$555	$(221)	(40)%
Cement	454	296	158	53%
Rock aggregate	242	208	34	16%
Exploration leases	25	26	(1)	(4)%
Water Sales	5,121	5,026	95	2%
Reimbursables and other	2	21	(19)	(90)%
Total mineral resources revenues	$6,178	$6,132	$46	1%
Total mineral resources expenses	$3,878	$3,832	$46	1%
Operating income from mineral resources	$2,300	$2,300	$—	—%

•
Mineral resources segment revenues were $6,178,000 for the three months ended March 31, 2020, an increase of $46,000, or 1%, from $6,132,000 for the three months ended March 31, 2019. The increase is attributed to continued strong demand for cement, offset by a decline in oil royalties resulting from reduced demand as social distancing practices continue to surge during the COVID-19 pandemic.

•
Mineral resources segment expenses were $3,878,000 for the three months ended March 31, 2020, an increase of $46,000 or 1%, from $3,832,000 for the three months ended March 31, 2019. The increase is attributed to annual increases in the cost of Nickel Water sold.

As anticipated changes come in the future related to groundwater management within California, such as limited pumping in the over drafted groundwater basins outside of our lands, we believe that water banking operations, ground water recharge programs, and access to water contracts as we have purchased in the past will become even more important and valuable in servicing our projects. Although the current SWP water allocation is at 15%, we are uncertain over the possibility of having additional water sales given the level of water banking activities occurring during prior years. Additionally, we anticipate an increase in the SWP allocation later this year.

The inability for global oil producers to agree on oil production cuts caused an immediate shock on oil prices during March 2020. In addition, social distancing and California's Stay at Home Order has also reduced the demand for oil, leading to an oil surplus. Thus far, the price per barrel of oil has decreased over 50% from December 31, 2019 levels. The recently agreed upon output cuts by the Organization of the Petroleum Exporting Countries has not improved oil prices. At these levels, the Company expects to see a significant decline in oil royalties for the foreseeable future. The Company believes that pricing will slowly and gradually improve, once economies are allowed to re-open. Our largest oil royalty tenant, California Resources Corporation, or CRC, will reduce production to a level that maintains the mechanical integrity of its facilities with no near-term intent to begin new drilling programs until oil prices reach higher levels. CRC has approved permits and drill sites on our land and has delayed the start of drilling as it evaluates the market. A positive aspect of our lease with CRC is that the approved drill sites are in an area of the ranch where the development and production costs are moderate due to the depths being drilled.

Farming:

	Three Months Ended March 31,		Change
($ in thousands)	2020	2019	$	%
Farming revenues
Almonds	$861	$376	$485	129%
Pistachios	34	254	(220)	(87)%
Hay	47	122	(75)	(61)%
Other	10	63	(53)	(84)%
Total farming revenues	$952	$815	$137	17%
Total farming expenses	$1,702	$1,598	$104	7%
Operating loss from farming	$(750)	$(783)	$33	(4)%

•
Farming segment revenues were $952,000 for the three months ended March 31, 2020, an increase of $137,000, or 17%, from $815,000 during the same period in 2019. The changes are primarily attributed to:

◦
Almond revenues increased $485,000 as a result of having more carryover crop sales in 2020. Comparatively we sold 299,000 and 170,000 pounds of our carryover crop as of March 31, 2020 and March 31, 2019, respectively.

◦	The Company had less pistachio revenues during the first quarter of 2020 as it sold an overwhelming majority of its 2019 crop in 2019.

•
Farming segment expenses were $1,702,000 for the three months ended March 31, 2020, an increase of $104,000, or 7%, from $1,598,000 during the same period in 2019. The increase is mainly attributed to an increase in depreciation expense resulting from placing in-service new farming and irrigation equipment.

Our almond, pistachio, and wine grape crop sales are highly seasonal with a majority of our sales occurring during the third and fourth quarters. Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar, which makes U.S. exports more expensive and decreases demand for the products we produce. China is the second largest purchaser of California almonds and has recently experienced a decline in currency exchange rates, which reduces their purchasing power. The low value of the U.S. dollar in prior years has helped to maintain strong almond prices in overseas markets. Lastly, increased tariffs from China and India, which are major customers of almonds and pistachios, can make American products less competitive and push customers to switch to another producing country.
The impact of COVID-19 on our crop production and sales is currently unknown. The Company's agribusiness operations are deemed essential and are allowed to operate under California's Stay at Home Order. A portion of the Company's farm labor force is contracted to an outside third party. Thus far, COVID-19 has not impacted our ability to hire outside labor. However, the extent to which COVID-19 will impact the availability of outside workers in the near future is unknown. We can also expect a reduction in demand and pricing, on our almonds and pistachios if global economies are shutdown and trade flows are disrupted for an extended period of time. If this were to occur, the Company would have the option to defer sales into later periods as natural almonds and pistachios have a longer shelf life than most agricultural products. Lastly, we do not currently anticipate material disruptions to wine grape sales as our crop is under multi-year contracts.

Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know the impact of current weather conditions on 2020 production until the early summer of 2020. Thus far, we have experienced a warm winter, which has reduced much needed chilling hours for our pistachios. It is too early in the year to determine the impact of the 2020 water supplies on 2020 California crop production for almonds, pistachios, and wine grapes.
Lastly, the impact of new state ground water management laws on new plantings and continuing crop production remains unknown. Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water and the absence of available alternatives during drought periods could potentially cause permanent damage to orchards and vineyards throughout California. While this could impact us, we believe we have sufficient water resources available to meet our requirements in 2020.

Ranch Operations:

	Three Months Ended March 31,		Change
($ in thousands)	2020	2019	$	%
Ranch Operations revenues
Game management and other [1]	$458	$497	$(39)	(8)%
Grazing	405	392	13	3%
Total Ranch Operations revenues	$863	$889	$(26)	(3)%
Total Ranch Operations expenses	$1,406	$1,350	$56	4%
Operating loss from Ranch Operations	$(543)	$(461)	$(82)	18%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•
Ranch operations revenues were $863,000 for the three months ended March 31, 2020, a decrease of $26,000, or 3%, from $889,000 for the same period in 2019. The decrease is primarily attributed to having fewer guided hunts and the closure of High Desert Hunt club as a result of California's Stay at Home Order compared to prior year.

•
Ranch operations expenses were $1,406,000 for the three months ended March 31, 2020, an increase of $56,000, or 4%, from $1,350,000 for the same period in 2019. The primary driver of this increase is attributed to a $34,000 increase in payroll, overhead, and stock compensation and a $17,000 increase in insurance costs.

Corporate and Other:
Corporate general and administrative costs were $2,533,000 for the three months ended March 31, 2020, an increase of $59,000, or 2%, from $2,474,000 for the same period in 2019. The increase is attributed to increased stock compensation of $319,000 as a result of implementing a new performance stock compensation plan. This increase was offset by a decline in professional services of $202,000 as a result of having fewer corporate projects and depreciation of $56,000 as a result of full depreciation of long lived assets.

Joint Ventures:

	Three Months Ended March 31,		Change
($ in thousands)	2020	2019	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$1,523	$1,122	$401	36%
Five West Parcel, LLC	(1)	86	(87)	(101)%
18-19 West, LLC	(15)	(14)	(1)	7%
TRCC/Rock Outlet Center, LLC	(406)	(393)	(13)	3%
TRC-MRC 1, LLC	20	(2)	22	(1,100)%
TRC-MRC 2, LLC	172	77	95	123%
TRC-MRC 3, LLC	62	—	62	100%
Total equity in earnings	$1,355	$876	$479	55%

•
Equity in earnings were $1,355,000 for the three months ended March 31, 2020, an increase of $479,000 or 55%, from $876,000 during the same period in 2019. The changes are primarily attributed to the following:

•
COVID-19 began to impact TA/Petro in the second half of March. In March, the number of gallons of fuel sold declined 20%. However, because of a 26% decline in fuel costs, TA/Petro experienced a $401,000 improvement in net margins compared to 2019 levels. We expect that overall gasoline and diesel volumes will decrease relative to prior year. We expect diesel sales to decrease by a smaller margin as there is a need for diesel as it fuels trucks used to move goods throughout the state.

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
The COVID-19 pandemic and resulting global economic disruptions have impacted our operations and are expected to continue to impact our operations for the foreseeable future. For a detailed discussion of the pandemic and its expected effects, refer to the section above titled "The COVID-19 Pandemic."
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. We continue to be involved in various legal proceedings related to leased acreage. For a further discussion, please refer to Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.

Income Taxes
For the three months ended March 31, 2020, the Company had net income tax expense of $512,000 compared to $95,000 for the three months ended March 31, 2019. The effective tax rates approximated 298% and 43% for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, income tax receivables were $867,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses. Although the Company had a net loss for the three months ended March 31, 2020, the Company recognized income tax expense as a result of recognizing a $523,000 discrete tax item associated with stock compensation. The discrete item was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the quarter represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall will not have an impact on the Company's current income tax payable.

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
To enhance shareholder value over the long-term, we will continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, ensure adequate future water supplies, and provide funds for general land development activities. Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.
Our cash, cash equivalents and marketable securities totaled $59,276,000 at March 31, 2020, a decrease of $6,914,000 from $66,190,000 as of December 31, 2019.
The following table shows our cash flow activities for the three months ended March 31,

(in thousands)	2020	2019
Operating activities	$4,037	$(1,211)
Investing activities	$(2,802)	$(4,971)
Financing activities	$(3,293)	$(1,822)
Operating Activities
During the first three months of 2020, the Company's operations provided $4,037,000. The primary drivers were receivable collections of $3,048,000, mainly attributed to farming.
During the first three months of 2019, our operations used $1,211,000, and the primary drivers were $2,400,000 used for agricultural activities used to grow our current year crops, offset by $1,200,000 in collections of receivables.
Investing Activities
During the first three months of 2020 investing activities used $2,802,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $4,948,000 which includes predevelopment activities for our master planned communities, consisting of general planning and permitting of $954,000 for MV; expenditures relating to litigation of $729,000 for Grapevine, and costs related to litigation defense for Centennial of $804,000. At TRCC, we spent $868,000 on water treatment infrastructure improvements and general planning. Within our farming segment, we spent $1,550,000 developing new almond orchards and replacing machinery and equipment. Also within investing activities, we had investment security maturities of $8,956,000 of which we reinvested $4,025,000. Lastly, the Company used $2,635,000 to acquire long-term water assets.
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
Our estimated capital investment for the remainder of 2020 is primarily related to our real estate projects. These estimated investments include approximately $6,173,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. We also plan to invest approximately $1,960,000 to continue the development of new almond orchards and replacing farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. Lastly, we expect to invest up to $9,049,000 for land planning, litigation, mapping, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2020.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2020 and 2019, was $749,000 and $703,000, respectively and is classified in real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $991,000 and $1,137,000 for the three months ended March 31, 2020 and 2019, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first three months of 2020, financing activities used $3,293,000, which was attributable to long-term debt service of $1,725,000 and tax payments on vested share grants of $1,568,000.
During the first three months of 2019, financing activities used $1,822,000 to service long-term debt of $1,007,000 and tax payments on vested share grants of $815,000.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. COVID-19 will also have a negative impact on our operations and will bring about enhanced uncertainty. In response to this, we will further evaluate our operations for expense reductions and cash savings. Based on our experience, and assuming the impacts of the COVID-19 do not materially worsen, we believe we will have adequate cash flows, cash balances, and availability on our line of credit (discussed below) over the next twelve months to fund internal operations. As we move forward with the completion of the litigation, permitting and engineering design for our master planned communities and prepare to move into the development stage, we will need to secure additional funding through the issuance of equity and secure other forms of financing such as joint ventures and possibly debt financing.
We continuously evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and the incurrence of additional debt.

Capital Structure and Financial Condition
At March 31, 2020, total capitalization at book value was $502,305,000, consisting of $60,172,000 of debt and $442,133,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 12.0%.
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
The Amended Term Note had a $57,805,000 balance as of March 31, 2020. The interest rate per annum applicable to the Amended Term Loan is LIBOR (as defined in the Amended Term Note) plus a margin of 170 basis points. The interest rate for the term of the Amended Term Note has been fixed through the use of an interest rate swap at a rate of 4.16%. The Amended Term Note requires monthly amortization payments pursuant to a schedule set forth in the Amended Term Note, with the final outstanding principal amount due June 5, 2029. The Amended Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The RLC had no outstanding balance as of March 31, 2020 and December 31, 2019. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC (which matures in October 2024), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
Any future borrowings under the RLC are expected to be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties, which are typical in this type of borrowing arrangement.

The Amended Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At March 31, 2020 and December 31, 2019, we were in compliance with the financial covenants.
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
We also have a $4,750,000 promissory note agreement whose principal and interest due monthly began October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on July 1, 2026. The balance as of March 31, 2020 was $2,367,000.
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
In May 2019, we filed an updated shelf registration statement on Form S-3, which went effective in May 2019. Under the shelf registration statement, we may offer and sell in the future one or more offerings of, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to the funding needs of the Company.
Although we have a strong liquidity position at March 31, 2020 with $59,276,000 in cash and securities and $35,000,000 available on our RLC to meet any short-term liquidity needs, we are taking steps to maximize positive cash flow, in case a lack of liquidity in the economy resulting from the responses to the COVID-19 pandemic limits our access to third party funding. We are doing this by responsibly limiting cash expenditures to the extent practical. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of March 31, 2020, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$262,399	$3,361	$20,539	$21,215	$217,284
Long-term debt	60,172	4,258	9,078	9,928	36,908
Interest on long-term debt	14,609	2,411	4,270	3,477	4,451
Cash contract commitments	6,344	4,135	1,138	—	1,071
Defined Benefit Plan	3,967	207	587	720	2,453
SERP	5,089	395	1,041	990	2,663
Tejon Ranch Conservancy	1,400	600	800	—	—
Financing fees	163	163	—	—	—
Total contractual obligations	$354,143	$15,530	$37,453	$36,330	$264,830
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
As discussed in Note 13 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. We plan to contribute $165,000 to our defined benefit plan in 2020.
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
In connection with the sale of bonds there is a standby letter of credit for $4,468,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes as of March 31, 2020, that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation as of March 31, 2020.
At March 31, 2020, aggregate outstanding debt of unconsolidated joint ventures was $133,847,000. We provided a guarantee on $118,559,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we, as of March 31, 2020, do not currently expect the guarantee to be called upon. We do not provide a guarantee on the $15,288,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended March 31,
($ in thousands)	2020	2019
Net (loss) income	$(684)	$124
Net (loss) income attributable to non-controlling interest	(2)	5
Net (loss) income attributable to common stockholders	(682)	119
Interest, net
Consolidated	(228)	(349)
Our share of interest expense from unconsolidated joint ventures	681	738
Total interest, net	453	389
Income taxes	512	95
Depreciation and amortization:
Consolidated	1,164	1,089
Our share of depreciation and amortization from unconsolidated joint ventures	1,025	1,109
Total depreciation and amortization	2,189	2,198
EBITDA	2,472	2,801
Stock compensation expense	1,225	813
Adjusted EBITDA	$3,697	$3,614
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

	Three Months Ended March 31,
($ in thousands)	2020	2019
Commercial/Industrial operating income	$389	$1,034
Plus: Commercial/Industrial depreciation and amortization	130	144
Plus: General, administrative, cost of sales and other expenses	1,579	1,464
Less: Other revenues including land sales	(466)	(495)
Total Commercial/Industrial net operating income	$1,632	$2,147

($ in thousands)	Three Months Ended March 31,
Net operating income	2020	2019
Pastoria Energy Facility	$1,065	$1,465
TRCC	210	291
Communication leases	209	234
Other commercial leases	148	157
Total Commercial/Industrial net operating income	$1,632	$2,147
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

	Three Months Ended March 31,
($ in thousands)	2020	2019
Net income of unconsolidated joint ventures	$2,204	$1,377
Interest expense of unconsolidated joint ventures	1,057	1,442
Operating income of unconsolidated joint ventures	3,261	2,819
Depreciation and amortization of unconsolidated joint ventures	1,929	2,093
Net operating income of unconsolidated joint ventures	$5,190	$4,912

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
The RLC had no outstanding balance as of March 31, 2020. The interest rate on the RLC can either float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one of which was for $57,805,000 as of March 31, 2020 and is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.16%. The outstanding balance on the second term loan as of March 31, 2020 was $2,367,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time to time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first term loan (discussed here).
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2020
(In thousands except percentage data)

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Assets:
Marketable securities	$32,904	$1,204	$—	$—	$—	$—	$34,108	$34,228
Weighted average interest rate	1.93%	1.82%	—%	—%	—%	—%	1.92%
Liabilities:
Long-term debt ($4.75M note)	$250	$345	$360	$376	$392	$644	$2,367	$2,367
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt (Amended Term Loan)	$2,918	$4,051	$4,221	$4,429	$4,624	$37,562	$57,805	$57,805
Weighted average interest rate	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%

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
With respect to accounts receivables, the amount at risk primarily relates to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $4,085,000 of accounts receivable outstanding at March 31, 2020, $2,146,000, or 53%, is at risk to changing prices. Of the amount at risk to changing prices, $870,000 is attributable to pistachios and $1,276,000 is attributable to almonds.
The price estimated for the remaining accounts receivable for pistachios recorded at March 31, 2020 was $1.98 per pound and $1.98 per pound at December 31, 2019. For each $0.01 change in the price per pound of pistachios, our receivable for pistachios increases or decreases by $3,600. Although the final price per pound of pistachios, and therefore the extent of the risk is presently unknown, pricing over the past three years has ranged from $1.98 to $2.01. With respect to almonds, the price estimated for the remaining receivable was $2.63 per pound, as compared to $2.63 per pound at December 31, 2019. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $4,900. The range of final prices over the last three years for almonds has ranged from $2.57 to $2.63 per pound.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.

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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 12 (Commitments and Contingencies) in the Notes to Unaudited Consolidated Financial Statements in this report.

Item 1A. Risk Factors
The following supplements and updates the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. If any of the risks discussed below or in our Annual Report on Form 10-K occur, our results of operations could be adversely affected. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factor, constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q.

Risks Related to Our Business

Our results of operation could be adversely affected by the ongoing COVID-19 pandemic.
In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus first identified in Wuhan, China in December 2019, a pandemic. This outbreak, which has spread widely throughout the United States and nearly all other regions of the world, has prompted federal, state and local governmental authorities in the United States to declare states of emergency and institute preventative measures to contain and/or mitigate the public health effects. These preventative measures, which include quarantines, shelter-in-place orders and similar mandates that substantially restrict daily activities for many individuals, as well as orders calling for the closure and/or curtailment of operations for many businesses, have caused and continue to cause significant disruption to businesses in affected areas, as well as the financial markets both globally and in the United States, more broadly.
In response to the COVID-19 pandemic and measures taken by applicable governmental authorities, in mid-March 2020, we began encouraging all employees whose duties could be performed from home to work remotely until further notice and closed our outlet center. We believe these measures are advisable and in the best interests of our employees, suppliers, customers and communities. Further, in the event any of our employees, and/or employees of our service providers or trade partners, contract COVID-19 or are otherwise compelled to self-quarantine, we may experience shortages in labor and services that we require for our operations.
While a majority of our segments remain exempt from the application of “stay-at-home” orders, decrease in traffic may require our gas stations and quick service restaurants to reduce hours as a cost saving measure, which could significantly affect their revenues which could significantly impact or ability to collect rents.
We may also be materially and adversely affected by the disruptions to U.S. and local economies that result from the COVID-19 pandemic, including reduced consumer confidence, unemployment levels, wage growth and fluctuating interest rates. The COVID-19 pandemic has also resulted in substantial volatility in U.S. and international debt and equity markets and has caused significant decreases in the market prices of equity securities, including our common stock. The possibility of a prolonged recession or economic downturn could result in, among other things, a decrease in demand and consumer goods; diminished value of our real estate investments, including potential impairments.

Ultimately, the effects of the COVID-19 pandemic on our business and results of operation, which are highly uncertain and cannot be predicted, will depend upon future developments, including the severity of COVID-19 and the duration of the outbreak; the duration of existing social distancing and shelter-in-place orders; further mitigation strategies taken by applicable government authorities; the availability of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19; the impacts on our supply chain; the health of our employees, service providers and trade partners; and the reactions of U.S. and global markets and their effects on consumer confidence and spending. Such adverse effects, however, may also include decreases in: oil prices, commodity prices, and traffic, which our commerce center is highly dependent on, which may materially impact our results of operations during the second quarter of 2020 and beyond. The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, any of which could have a material effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.5	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - TMV LLC	FN 21

10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 22
10.33	Revolving Line of Credit	FN 22
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders LLC, Redemption and Withdrawal Agreement - Lewis Tejon Member, LLC	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	Executive Severance Agreement - Gregory S. Bielli	FN 38
16.1	Letter dated March 19, 2019 from Ernst & Young LLP to the Securities and Exchange Commission	FN 36
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
*	Management contract, compensatory plan or arrangement.

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

FN 38
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.

FN 39
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

May 4, 2020	/s/ Gregory S. Bielli
Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2020	/s/ Robert D. Velasquez
Robert D. Velasquez
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)