Form 10-Q
period 2020-06-30
TEJON RANCH CO
filed 2020-08-05
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-07183
TEJON RANCH CO.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)
77-0196136
(I.R.S. Employer Identification No.)
P.O. Box 1000, Tejon Ranch, California 93243
(Address of principal executive offices) (Zip Code)
(661) 248-3000
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
The number of the Company’s outstanding shares of Common Stock on July 31, 2020 was 26,229,307.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Real estate - commercial/industrial	$2,114	$6,595	$4,434	$9,421
Mineral resources	1,776	660	7,954	6,792
Farming	209	886	1,161	1,701
Ranch operations	676	805	1,539	1,694
Total revenues	4,775	8,946	15,088	19,608
Costs and Expenses:
Real estate - commercial/industrial	1,747	4,593	3,678	6,385
Real estate - resort/residential	326	642	952	1,290
Mineral resources	714	598	4,592	4,430
Farming	1,099	825	2,801	2,423
Ranch operations	1,178	1,393	2,584	2,743
Corporate expenses	2,494	2,290	5,027	4,764
Total expenses	7,558	10,341	19,634	22,035
Operating loss	(2,783)	(1,395)	(4,546)	(2,427)
Other Income:
Investment income	151	329	379	678
Gain on sale of real estate	1,333	—	1,333	—
Other income, net	(12)	22	(4)	48
Total other income	1,472	351	1,708	726
Loss from operations before equity in earnings of unconsolidated joint ventures	(1,311)	(1,044)	(2,838)	(1,701)
Equity in earnings of unconsolidated joint ventures, net	1,181	1,971	2,536	2,847
(Loss) income before income tax expense	(130)	927	(302)	1,146
Income tax expense	196	218	708	313
Net (loss) income	(326)	709	(1,010)	833
Net income attributable to non-controlling interest	7	2	5	7
Net (loss) income attributable to common stockholders	$(333)	$707	$(1,015)	$826
Net (loss) income per share attributable to common stockholders, basic	$(0.01)	$0.03	$(0.04)	$0.03
Net (loss) income per share attributable to common stockholders, diluted	$(0.01)	$0.03	$(0.04)	$0.03

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(326)	$709	$(1,010)	$833
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(11)	182	58	384
Unrealized loss on interest rate swap	(366)	(1,960)	(4,325)	(2,693)
Other comprehensive loss before taxes	(377)	(1,778)	(4,267)	(2,309)
Benefit for income taxes related to other comprehensive income items	106	372	1,166	484
Other comprehensive loss	(271)	(1,406)	(3,101)	(1,825)
Comprehensive loss	(597)	(697)	(4,111)	(992)
Comprehensive income attributable to non-controlling interests	7	2	5	7
Comprehensive loss attributable to common stockholders	$(604)	$(699)	$(4,116)	$(999)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,975	$27,106
Marketable securities - available-for-sale	27,323	39,084
Accounts receivable	2,860	9,950
Inventories	7,452	2,792
Prepaid expenses and other current assets	4,831	3,252
Total current assets	64,441	82,184
Real estate and improvements - held for lease, net	17,841	18,674
Real estate development (includes $106,494 at June 30, 2020 and $104,491 at December 31, 2019, attributable to Centennial Founders, LLC, Note 15)	305,558	297,581
Property and equipment, net	45,776	45,072
Investments in unconsolidated joint ventures	41,246	38,240
Net investment in water assets	56,457	54,155
Deferred tax assets	1,351	713
Other assets	2,500	2,803
TOTAL ASSETS	$535,170	$539,422

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$4,031	$6,145
Accrued liabilities and other	2,714	3,463
Deferred income	1,453	1,346
Current maturities of long-term debt	4,205	4,182
Total current liabilities	12,403	15,136
Long-term debt, less current portion	54,728	57,476
Long-term deferred gains	5,738	5,731
Other liabilities	19,324	15,455
Total liabilities	92,193	93,798
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 26,221,862 at June 30, 2020 and 26,096,797 at December 31, 2019	13,110	13,048
Additional paid-in capital	340,147	338,745
Accumulated other comprehensive loss	(9,872)	(6,771)
Retained earnings	84,212	85,227
Total Tejon Ranch Co. Stockholders’ Equity	427,597	430,249
Non-controlling interest	15,380	15,375
Total equity	442,977	445,624
TOTAL LIABILITIES AND EQUITY	$535,170	$539,422
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net (loss) income	$(1,010)	$833
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,180	2,136
Amortization of premium/discount of marketable securities	5	(51)
Equity in earnings of unconsolidated joint ventures, net	(2,536)	(2,847)
Non-cash retirement plan expense	39	154
Non-cash profits recognized from land contribution	—	(1,667)
Non-cash write-off of leasing assets	110	—
Gain on sale of property plant and equipment	(1,343)	—
Deferred income taxes	(1)	—
Stock compensation expense	2,399	1,592
Excess tax benefit from stock-based compensation	529	52
Distribution of earnings from unconsolidated joint ventures	121	—
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	1,371	1,410
Current liabilities, net	(1,813)	(2,890)
Net cash provided by (used in) operating activities	51	(1,278)
Investing Activities
Maturities and sales of marketable securities	17,424	26,793
Funds invested in marketable securities	(5,610)	(19,110)
Real estate and equipment expenditures	(11,192)	(12,581)
Proceeds from sale of real estate/assets	2,000	—
Investment in unconsolidated joint ventures	(940)	(100)
Distribution of equity from unconsolidated joint ventures	100	276
Investments in long-term water assets	(2,634)	(3,560)
Net cash used in investing activities	(852)	(8,282)
Financing Activities
Repayments of long-term debt	(2,746)	(1,999)
Taxes on vested stock grants	(1,584)	(844)
Net cash used in financing activities	(4,330)	(2,843)
Decrease in cash and cash equivalents	(5,131)	(12,403)
Cash and cash equivalents at beginning of period	27,106	15,908
Cash and cash equivalents at end of period	$21,975	$3,505

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$562	$3
Accrued long-term water assets included in current liabilities	$254	$—
Contribution to unconsolidated joint venture	$—	$5,854	[1]
Long term deferred profit on land contribution	$—	$1,532	[1]

1 In April 2019, the Company contributed land with a fair value of $5.9 million to TRC-MRC 3, LLC an unconsolidated joint venture formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building on the Company's property at TRCC-East. The total cost of the land, inclusive of transaction costs was $2.9 million. The Company recognized $1.5 million in profit and deferred $1.5 million of profit after applying the five-step revenue recognition model in accordance with Accounting Standards Codification (ASC) Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures. Historically, cash outflows related to land development expenditures were accounted for within investing activities. For consistency, the Company will continue to classify cash outflows and cash inflows related to land development as investing activities.

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, March 31, 2020	26,212,484	$13,106	$338,710	$(9,601)	$84,545	$426,760	$15,373	$442,133
Net (loss) income	—	—	—	—	(333)	(333)	7	(326)
Other comprehensive loss	—	—	—	(271)	—	(271)	—	(271)
Restricted stock issuance	10,562	5	(5)	—	—	—	—	—
Stock compensation	—	—	1,457	—	—	1,457	—	1,457
Shares withheld for taxes and tax benefit of vested shares	(1,184)	(1)	(15)	—	—	(16)	—	(16)
Balance, June 30, 2020	26,221,862	$13,110	$340,147	$(9,872)	$84,212	$427,597	$15,380	$442,977

Balance, March 31, 2019	26,020,953	$13,010	$336,813	$(5,276)	$74,766	$419,313	$15,381	$434,694
Net income	—	—	—	—	707	707	2	709
Other comprehensive loss	—	—	—	(1,406)	—	(1,406)	—	(1,406)
Restricted stock issuance	14,993	7	(7)	—	—	—	—	—
Stock compensation	—	—	1,093	—	—	1,093	—	1,093
Shares withheld for taxes and tax benefit of vested shares	(2,544)	—	(29)	—	—	(29)	—	(29)
Balance, June 30, 2019	26,033,402	$13,017	$337,870	$(6,682)	$75,473	$419,678	$15,383	$435,061

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	26,096,797	$13,048	$338,745	$(6,771)	$85,227	$430,249	$15,375	$445,624
Net (loss) income	—	—	—	—	(1,015)	(1,015)	5	(1,010)
Other comprehensive loss	—	—	—	(3,101)	—	(3,101)	—	(3,101)
Restricted stock issuance	240,275	120	(120)	—	—	—	—	—
Stock compensation	—	—	3,048	—	—	3,048	—	3,048
Shares withheld for taxes and tax benefit of vested shares	(115,210)	(58)	(1,526)	—	—	(1,584)	—	(1,584)
Balance, June 30, 2020	26,221,862	$13,110	$340,147	$(9,872)	$84,212	$427,597	$15,380	$442,977

Balance, December 31, 2018	25,972,080	$12,986	$336,520	$(4,857)	$74,647	$419,296	$15,376	$434,672
Net income	—	—	—	—	826	826	7	833
Other comprehensive loss	—	—	—	(1,825)	—	(1,825)	—	(1,825)
Restricted stock issuance	106,471	53	(53)	—	—	—	—	—
Stock compensation	—	—	2,225	—	—	2,225	—	2,225
Shares withheld for taxes and tax benefit of vested shares	(45,149)	(22)	(822)	—	—	(844)	—	(844)
Balance, June 30, 2019	26,033,402	$13,017	$337,870	$(6,682)	$75,473	$419,678	$15,383	$435,061
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The summarized information of Tejon Ranch Co. and its subsidiaries (the Company or Tejon), provided pursuant to Part I, Item 1 of Form 10-Q, is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of issuance of its consolidated financial statements.
The periods ending June 30, 2020 and 2019 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment and statements of cash flows. The Company’s June 30, 2020 and December 31, 2019 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
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
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities, water activities, timing of real estate sales and leasing activities. The coronavirus, COVID-19, has also brought additional uncertainty previously unseen. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year.
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
Lease Concessions Related to COVID-19 Pandemic
In April 2020, the Financial Accounting Standards Board, or FASB, issued a Staff Question-and-Answer, or Q&A, intending to reduce the operational challenges and complexity of accounting for leases at a time when many businesses have been ordered to close or have seen their revenue drop due to the effect of the COVID-19 pandemic. The FASB determined that it would be appropriate for entities to make a policy election regarding how to account for lease concessions resulting directly from COVID-19. Rather than analyzing each lease contract individually, entities can elect to account for lease concessions “as though the enforceable rights and obligations for those concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.” Accordingly, entities that choose to apply the relief provided by the FASB can either (1) apply the modification framework for these concessions in accordance with ASC Topic 840 or ASC Topic 842 as applicable or (2) account for the concessions as if they were made under the enforceable rights included in the original agreement and are thus outside of the modification framework. In making this election, an entity would not need to perform a lease-by-lease analysis to evaluate the enforceable rights and may instead simply treat the change as if the enforceable rights were included or excluded in the original agreement. The election not to apply lease modification accounting is only available when total cash flows resulting from the modified contract are “substantially the same or less” than the cash flows in the original contract.
The Company has elected to account for lease concessions outside of the modification framework based on the FASB Q&A, and is continuing to assess the impact of the Q&A in light of our ongoing negotiations with tenants. The COVID-19 pandemic has resulted in significant amount of tenant requests for rent relief, which we started to receive in late March 2020. In the second quarter of 2020, we reached agreements with a significant of our tenants on their respective rent deferral requests. We retained 86% of rent billings and agreed to defer 14% of rent billings, or $62,000, as of June 30, 2020. Based on the terms of the agreements reached with our tenants, all of deferred rent will be fully repaid by the end of 2021. The Company will account for the rent receivables as if no changes to the lease contract were made, and the rent receivable for the deferral period will stay on the Company's Consolidated Balance Sheet until the rent is collected over the passage of time.

Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update, or ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting", for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The pronouncement provides optional expedients for a limited period of time to ease the potential burden of accounting for reference rate reform. Specifically, the ASU permits modification of contracts within ASC Topic 470, Debt, to be accounted for by prospectively adjusting the effective interest rate when a contract is modified because of reference rate reform. It also provides exceptions to the guidance in ASC Topic 815 related to changes to critical terms of a hedging relationship: the change in reference rate will not result in de-designation of a hedging relationship if certain criteria are met. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We expect to utilize this optional guidance but do not expect it to have a material effect on our consolidated financial statements.
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
In November 2019, the FASB issued ASU No. 2019-10, changing effective dates for the new standards to give implementation relief to certain types of entities. The Company was required to adopt the new standards no later than January 1, 2023 according to ASU 2019-10, with early adoption allowed.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average number of shares outstanding:
Common stock	26,220,575	26,031,800	26,174,775	26,012,196
Common stock equivalents	10,935	—	140,715	16,096
Diluted shares outstanding	26,231,510	26,031,800	26,315,490	26,028,292

For the three-months ended June 30, 2019, 768 shares of restricted stock were excluded from the calculation of dilutive net income per share as the shares were antidilutive.
3.     MARKETABLE SECURITIES
ASC Topic 320, “Investments – Debt and Equity Securities,” requires that an enterprise classify all debt securities as either held-to-maturity, trading or available-for-sale. The Company classifies its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date. All costs and both realized and unrealized gains and losses on securities are determined on a specific identification basis. The following is a summary of available-for-sale securities at:

($ in thousands)		June 30, 2020		December 31, 2019
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrealized losses for less than 12 months		$—	$—	$251	$250
with unrealized losses for more than 12 months		—	—	—	—
with unrealized gains		1,799	1,815	1,799	1,806
Total Certificates of deposit	Level 1	1,799	1,815	2,050	2,056
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		—	—	6,485	6,479
with unrealized losses for more than 12 months		—	—	—	—
with unrealized gains		14,630	14,688	14,413	14,434
Total U.S. Treasury and agency notes	Level 2	14,630	14,688	20,898	20,913
Corporate notes
with unrealized losses for less than 12 months		1,583	1,582	1,004	1,002
with unrealized losses for more than 12 months		—	—	—	—
with unrealized gains		7,202	7,233	13,082	13,106
Total Corporate notes	Level 2	8,785	8,815	14,086	14,108
Municipal notes
with unrealized losses for less than 12 months		—	—	—	—
with unrealized losses for more than 12 months		—	—	—	—
with unrealized gains		2,000	2,005	1,999	2,007
Total Municipal notes	Level 2	2,000	2,005	1,999	2,007
		$27,214	$27,323	$39,033	$39,084

The Company adopted ASU No. 2016-13, "Financial Instruments — Credit Losses (Topic 326)" on January 1, 2020 prospectively. Under ASC Topic 326-30, the Company is now required to use an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL.
At June 30, 2020, the fair market value of marketable securities was $109,000 above their cost basis. The Company’s gross unrealized holding gains equaled $110,000 and gross unrealized holding losses equaled $1,000. As of June 30, 2020, the adjustment to accumulated other comprehensive loss reflected an improvement in market value of $58,000, including estimated taxes of $16,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326-30-50-3A. The accrued interest receivables balance totaled $125,000 as of June 30, 2020, and was included within the Other Assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest receivable is recorded in a timely manner.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at December 31, 2019 were caused by relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. As of December 31, 2019, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of December 31, 2019.
Corporate notes
The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments.The unrealized losses on Corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of June 30, 2020, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of June 30, 2020.
The following tables summarize the maturities, at par, of marketable securities as of:

	June 30, 2020
($ in thousands)	2020	2021	Total
Certificates of deposit	$1,799	$—	$1,799
U.S. Treasury and agency notes	13,821	802	14,623
Corporate notes	6,800	1,950	8,750
Municipal notes	2,000	—	2,000
	$24,420	$2,752	$27,172

	December 31, 2019
($ in thousands)	2020	2021	Total
Certificates of deposit	$2,049	$—	$2,049
U.S. Treasury and agency notes	20,393	502	20,895
Corporate notes	13,685	400	14,085
Municipal notes	2,000	—	2,000
	$38,127	$902	$39,029

The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of June 30, 2020.

4.     REAL ESTATE

($ in thousands)	June 30, 2020	December 31, 2019
Real estate development
Mountain Village	$144,721	$142,567
Centennial	106,494	104,491
Grapevine	36,081	34,813
Tejon Ranch Commerce Center	18,262	15,710
Real estate development	305,558	297,581

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	20,595	21,435
Less accumulated depreciation	(2,754)	(2,761)
Real estate and improvements - held for lease, net	$17,841	$18,674

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
Water revenues and cost of sales were as follows ($ in thousands):

	June 30, 2020	June 30, 2019
Acre-Feet Sold	4,625	4,445

Revenues	$5,471	$3,980
Cost of sales	3,264	3,194
Profit	$2,207	$786

The costs assigned to water assets held for future use were as follows ($ in thousands):

	June 30, 2020	December 31, 2019
Banked water and water for future delivery	$28,091	$25,265
Transferable water	3,211	3,054
Total water held for future use at cost	$31,302	$28,319

Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	June 30, 2020		December 31, 2019
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(4,584)	$11,581	$(4,342)
Nickel water rights	18,740	(4,283)	18,740	(3,962)
Tulare Lake Basin water rights	6,479	(2,778)	6,479	(2,660)
	$36,800	$(11,645)	$36,800	$(10,964)
Net cost of purchased water contracts	25,155		25,836
Total cost water held for future use	31,302		28,319
Net investments in water assets	$56,457		$54,155

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

(in acre-feet, unaudited)	June 30, 2020	December 31, 2019
Water held for future use
Company water bank	50,349	50,349
Transferable water	6,272	3,252
Total water held for future use	56,621	53,601
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
TCWD - Banked water owned by the Company	61,054	60,555
Total purchased water contracts	92,487	91,988
Total water held for future use and purchased water contracts	149,108	145,589

The Company entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C. (PEF) in 2015. PEF is a current lessee of the Company under a power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from the Company up to 3,500 acre-feet of water per year until July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from the Company in any year, but is required to pay the Company an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2020 is $1,154 per acre-foot, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties that, are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	June 30, 2020	December 31, 2019
Accrued vacation	$789	$799
Accrued paid personal leave	401	419
Accrued bonus	1,132	1,700
Other	392	545
	$2,714	$3,463

7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	June 30, 2020	December 31, 2019
Notes payable	$59,151	$61,897
Total short-term and long-term debt	59,151	61,897
Less: current maturities of long-term debt	(4,205)	(4,182)
Less: deferred loan costs	(218)	(239)
Long-term debt, less current portion	$54,728	$57,476

In August 2019, the Company amended its existing term note (the Term Note and, as amended, the Amended Term Note) with Wells Fargo and extended its maturity to June 5, 2029. The Amended Term Note had an outstanding balance of $56,842,000 as of June 30, 2020, whereas the Amended Term Note had an outstanding balance of $58,768,000 as of December 31, 2019. The interest rate per annum applicable to the Amended Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the Amended Term Note has been fixed at 4.16% through the use of an interest rate swap agreement. The Amended Term Note requires monthly amortization payments, with the outstanding principal amount due June 5, 2029. The Amended Term Note is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
In August 2019, the Company also increased the capacity of its revolving line of credit (RLC) with Wells Fargo to $35,000,000 from $30,000,000 and extended its maturity to October 5, 2024. The RLC had no outstanding balance as of June 30, 2020 and December 31, 2019. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
The Amended Term Note and RLC, collectively, the Amended Credit Facility, require compliance with three financial covenants: (i) total liabilities divided by tangible net worth of not greater than 0.75 to 1.0 at each quarter end; (ii) a debt service coverage ratio of not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (iii) liquid assets equal to or greater than $20,000,000, including availability on RLC. At June 30, 2020 and December 31, 2019, the Company was in compliance with these financial covenants.
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
In 2013, Tejon entered into a promissory note agreement, secured by real estate, with CMFG Life Insurance Company to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $36,000 ending on September 1, 2028. In March 2020, the Company made an additional payment of $687,000 that was applied to the principal of the note. Subsequent principal and interest payments were reduced to $28,000 per month. The additional principal payment was tied to the release of collateral, which in April 2020 was contributed to Petro Travel Plaza, LLC. The current balance on the note was $2,309,000 on June 30, 2020. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument.

8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	June 30, 2020	December 31, 2019
Pension liability (Note 13)	$1,691	$1,790
Interest rate swap liability (Note 10)	7,041	2,716
Supplemental executive retirement plan liability (Note 13)	7,904	8,011
Excess joint venture distributions and other	2,688	2,938
Total	$19,324	$15,455

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
The following is a summary of the Company's Performance Condition Grants as of the six months ended June 30, 2020:

Performance Condition Grants
Below threshold performance	—
Threshold performance	67,713
Target performance	621,515
Maximum performance	1,063,367

The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance grants for the six months ended June 30, 2020:

June 30, 2020
Stock Grants Outstanding Beginning of Period at Target Achievement	409,373
New Stock Grants/Additional Shares due to Achievement in Excess of Target	777,970
Vested Grants	(224,441)
Expired/Forfeited Grants	—
Stock Grants Outstanding End of Period at Target Achievement	962,902

The following is a summary of the assumptions used to determine the price for the Company's market-based Performance Condition Grants for the six months ended June 30, 2020:

($ in thousands except for share prices)
Grant date	December 12, 2019	March 11, 2020
Vesting end	December 31, 2022	December 31, 2022
Share price at target achievement	$18.80	$16.36

Expected volatility	17.28%	18.21%
Risk-free interest rate	1.69%	0.58%

Simulated Monte Carlo share price	$11.95	$5.87
Shares granted	6,327	81,716
Total fair value of award	$76	$480

The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of June 30, 2020 were $10,801,000 and 25 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. The fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to a maximum, the Company determined, based on historic and projected results, the probability of (1) achieving the performance objective and (2) the level of achievement. Based on this information, the Company determines the fair value of the award and measures the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company will adjust stock compensation costs according to the actual outcome of the performance condition.
Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock. The stock is granted at the end of each quarter based on the quarter-end stock price.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Six Months Ended June 30,
Employee Plan:	2020	2019
Expensed	$2,179	$1,311
Capitalized	649	633
	2,828	1,944
NDSI Plan - Expensed	220	281
Total Stock Compensation Costs	$3,048	$2,225

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
During the quarter ended June 30, 2020, the interest rate swap agreement was deemed highly effective. Changes in fair value, including accrued interest and adjustments for non-performance risk, that qualify as cash flow hedges are classified in AOCI. Amounts classified in AOCI are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.
As of June 30, 2020, the fair value of the interest rate swap agreement was less than its cost basis and as such is recorded within Other Liabilities on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of June 30, 2020 and December 31, 2019 ($ in thousands):

June 30, 2020
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(7,041)	$56,842

December 31, 2019
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(2,716)	$58,768

11.     INCOME TAXES
The Company’s provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes—Interim Reporting,” to calculate taxes for the three and six months ended June 30, 2020. The Company determined that because there is a high degree of uncertainty in estimating annual pretax earnings, the historical method would not provide a reliable estimate for tax expense for the three and six months ended June 30, 2020.
For the six months ended June 30, 2020, the Company's income tax expense was $708,000 compared to $313,000 for the six months ended June 30, 2019. Effective tax rates were 234% and 27% for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company had income tax receivables of $676,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.
Although the Company had a net loss for the six months ended June 30, 2020, the Company recognized income tax expense primarily as a result of permanent differences related to Section 162(m) limitations and discrete tax expense associated with stock compensation. The Section 162(m) limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts Jobs Act, which did not impact the Company until this year. The discrete item was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the quarter represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have an impact on the Company's current income tax payable.

12.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company's land is subject to water contracts with minimum annual payments, for which $10,027,000 is expected to be paid in 2020. As of June 30, 2020, the Company has paid $8,464,000 for its water contracts. These estimated water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. Contractual obligations for future water payments were $260,601,000 as of June 30, 2020.

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
Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. The Company believes as of June 30, 2020 that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. At June 30, 2020, there were no additional improvement funds remaining from the West CFD bonds. There are no additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During 2020, the Company expects to pay approximately $2,598,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation at June 30, 2020.
Tehachapi Uplands Multiple Species Habitat Conservation Plan Litigation
In July 2014, the Company received a copy of a Notice of Intent to Sue, dated July 17, 2014 indicating that the Center for Biological Diversity, or CBD, the Wishtoyo Foundation and Dee Dominguez (collectively, the TUMSHCP Plaintiffs) intended to initiate a lawsuit against the U.S. Fish and Wildlife Service, or USFWS, challenging USFWS's approval of the Company's Tehachapi Uplands Multiple Species Habitat Conservation Plan, or TUMSHCP, and USFWS's issuance of an Incidental Take Permit, or ITP, for the take of federally listed species. The TUMSHCP approval and ITP issuance by the USFWS occurred in 2013. These approvals authorize, among other things, the removal of California condor habitat associated with the Company's potential future development of MV.
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

Management considers the allegations in the TUMSHCP Suit to be beyond the scope of the law and regulations referenced in the TUMSHCP Suit, and believes that the issues raised by the TUMSHCP Plaintiffs were adequately addressed by USFWS during the consultation process with Native American tribes. The Company is supporting USFWS's efforts to vigorously defend this matter. On October 30, 2019, the TUMSCHCP Plaintiffs filed an amended complaint after the court previously granted the Company’s motion to dismiss the TUMSCHP Suit on the basis that the TUMSCHP Plaintiffs lacked standing. The Company brought a second motion to dismiss on the same basis, which the court denied on December 18, 2019. In its December 18, 2019 ruling, the court ordered that the parties proceed to bring motions for summary judgment on the question of whether the USFWS correctly determined that the California condor is not a “Traditional Cultural Property” under the NHPA. As of the date of this report, the USFWS has filed the record of its decision in order to adjudicate that question. Once the record is deemed complete, the parties will comply with the court’s order by bringing one or more motions for summary judgment to adjudicate the question presented by the court.
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
As of June 30, 2020, the Company believes the TUMSHCP Suit does not impede its ability to start or complete the development of MV.
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
Appellate briefing began in 2019 and is scheduled to continue into the third quarter of 2020. Notwithstanding the appeals, the parties, with assistance from the court, have established the Watermaster Board, hired the Watermaster Engineer and Watermaster Legal Counsel, and begun administering the physical solution consistent with the Judgment.

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
In addition, another lawsuit was filed in Kern County Superior Court on June 3, 2010, by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts (collectively, the Rosedale Petitioners), asserting that the 2010 EIR did not adequately evaluate potential impacts arising from operations of the KWB, or Rosedale Action, but this lawsuit did not name the Company: it only named TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. This lawsuit was later moved to the Sacramento County Superior Court.
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
On November 24, 2014, the Sacramento County Superior Court in the Central Delta Action issued a writ of mandate, or 2014 Writ, that required DWR to prepare a revised EIR (described herein as the 2016 EIR because it was certified in 2016) regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The 2014 Writ, as revised by the court, required DWR to certify the 2016 EIR and file the response to the 2014 Writ by September 28, 2016. On September 20, 2016, the Director of DWR (a) certified the 2016 EIR prepared by DWR as in compliance with CEQA, (b) adopted findings, a statement of overriding considerations, and a mitigation, monitoring and reporting program as required by CEQA, (c) made a new finding pertaining to carrying out the Monterey Amendments through continued use and operation of the KWB by the KWBA, and (d) caused a notice of determination to be filed with the Office of Planning and Resources of the State of California on September 22, 2016. On September 28, 2016, DWR filed with the Sacramento County Superior Court its return to the 2014 Writ in the Central Delta Action.
On October 21, 2016, the Central Delta Petitioners and a new party, the Center for Food Safety (CFS) (collectively, the CFS Petitioners), filed a new lawsuit in Sacramento County Superior Court, (the CFS Action), against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The CFS Action challenges DWR’s (i) certification of the 2016 EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. On October 2, 2017, the Sacramento County Superior Court issued a ruling that the court shall deny the CFS petition and shall discharge the 2014 Writ. The CFS Petitioners appealed the Sacramento County Superior Court judgment denying the CFS petition. The Third Appellate District of the Court of Appeal granted DWR’s motion to consolidate the CFS Action appeal for hearing with the pending appeals in the Central Delta Action. Briefing on all of the appeals and cross-appeals is now complete. At this time, the Company anticipates having a ruling from the Court of Appeal on these consolidated appeals of the CFS Action and the Central Delta Action sometime in 2020, but there is a possibility that the court’s hearing and disposition could be delayed by the closure of the courts in response to the COVID-19 pandemic. To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time.

Grapevine
On December 6, 2016, the Kern County Board of Supervisors unanimously granted entitlement approval for the Grapevine project. On January 5, 2017, the CBD and CFS, filed an action in Kern County Superior Court pursuant to CEQA against Kern County and the Kern County Board of Supervisors, or collectively, the County, concerning the County’s granting of the 2016 approvals for the Grapevine project, including certification of the final EIR (the 2017 Action). The Company was named as a real party in interest in the 2017 Action. The 2017 Action alleged that the County failed to properly follow the procedures and requirements of CEQA, including failure to identify, analyze and mitigate impacts to air quality, greenhouse gas emissions, biological resources, traffic, water supply and hydrology, growth inducing impacts, failure to adequately consider project alternatives and to provide support for the County’s findings and statement of overriding considerations in adopting the EIR and failure to adequately describe the environmental setting and project description. Petitioners sought to invalidate the County’s approval of the project and the environmental approvals and require the Company and the County to revise the environmental documentation.
On July 27, 2018, the court held a hearing on the petitioners’ claims in the 2017 Action. At that hearing, the court rejected all of petitioners’ claims raised in the litigation, except petitioners’ claims that (i) the project description was inadequate and (ii) such inadequacy resulted in aspects of certain environmental impacts being improperly analyzed. As to the claims described in “(i)” and “(ii)” in the foregoing sentence, the court determined that the EIR was inadequate. In that regard, the court determined the Grapevine project description contained in the EIR allowed development to occur in the time and manner determined by the real parties in interest and, as a consequence, such development flexibility could result in the project’s internal capture rate, or ICR, of the percent of vehicle trips remaining within the project actually being lower than the projected ICR levels used in the EIR and that lower ICR levels warranted supplemental traffic, air quality, greenhouse gas emissions, noise, public health and growth inducing impact analyses.
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
Following the County’s rescission of the Grapevine project approvals, the Company filed new applications to re-entitle the Grapevine project (the re-entitlement). The re-entitlement application involved processing project approvals that were substantively similar to the Grapevine project that was unanimously approved by the Kern County Board of Supervisors in December 2016. As part of the re-entitlement, supplemental environmental analysis was prepared to address the court’s ruling in the 2017 Action. Following a public comment and review period, the Kern County Planning Commission held a hearing on November 14, 2019 and unanimously recommended to the Kern County Board of Supervisors that it approve the re-entitlement of the Grapevine project. On December 10, 2019, the Kern County Board of Supervisors held a hearing and after considering the supplemental environmental analysis and material presented at the hearing unanimously voted to approve the re-entitlement of the Grapevine project. On January 9, 2020, the County filed a Supplemental and Final Return to Preemptory Writ of Mandate to inform the court of the re-entitlement in a manner that the County and the Company believes is compliant with the court’s February 15, 2019 final judgment in the 2017 Action. Concurrently, the County and the Company filed a Motion for Order Discharging Writ of Mandate, which requests that the court determine that the re-entitlement complies with the court’s February 15, 2019 final judgment in the 2017 Action (the Motion for Order to Discharge 2017 Writ of Mandate). A hearing was held on February 14, 2020 for this motion and is further summarized below.

On January 10, 2020, CBD filed a new and separate action in Kern County Superior Court pursuant to CEQA against the County, concerning the County’s approval of the December 2019 re-entitlement, including certification of the final EIR (the 2020 Action). The Company is named as real party in interest in the 2020 Action. The 2020 Action alleges that the County failed to properly follow the procedures and requirements of CEQA with respect to the re-entitlement of the Grapevine project, including failure to identify, analyze and mitigate impacts to air quality, greenhouse gas emissions, biological resources, public health, and traffic, and failed to provide support for the County’s findings and statement of overriding considerations in adopting the EIR. CBD seeks to invalidate the County’s approval of the re-entitlement, the environmental approvals for the re-entitlement and require the Company and the County to revise the environmental documentation. The Company intends to vigorously defend the re-entitlement of the Grapevine project against claims made in the 2020 Action. On January 22, 2020, the Company and County filed a demurrer and motion to strike the claims in the 2020 Action on the basis that the claims brought by CBD must be resolved by the court in the 2017 action, pursuant to the final judgment issued in the 2017 Action. The Company and County’s motion described in the previous sentence also included an alternative request that the court consolidate CBD’s claims in the 2020 Action with its disposition of any remaining matters relating to the 2017 Action. A hearing on these motions filed in the 2020 Action and on the Motion for Order Discharging Writ of Mandate (described above and relating to the 2017 Action) was held on February 14, 2020. At the hearing, the court granted the Company and County’s request to consolidate the 2020 Action with its adjudication of the Company and County’s compliance with the writ of mandate issued by the Court in the 2017 Action. The court denied, without prejudice, the Company’s and County’s motion to discharge the writ in the 2017 Action and their demurrer and motion to strike the claims in the 2020 Action, but the court further ruled that the Company and County could re-assert these arguments at a later date once additional evidence was before the court.
As of the date of this filing, the County has certified and lodged the administrative record for the 2020 Action. The court has set January 22, 2021 as the hearing date for the 2020 Action and the Motion for Order to Discharge 2017 Writ of Mandate. On June 8, 2020 the County and Company filed their responsive pleadings in the 2020 Action.

Centennial
On April 30, 2019, the Los Angeles County Board of Supervisors granted final entitlement approval for the Centennial project. On May 15, 2019, Climate Resolve filed an action in Los Angeles Superior Court (the Climate Resolve Action) pursuant to CEQA and the California Planning and Zoning Law against the County of Los Angeles and the Los Angeles County Board of Supervisors (collectively, LA County) concerning LA County’s granting of approvals for the Centennial project, including certification of the final environmental impact report and related findings (Centennial EIR); approval of associated general plan amendments; adoption of associated zoning; adoption of the Centennial Specific Plan; approval of a subdivision map for financing purposes; and adoption of a development agreement, among other approvals (collectively, the Centennial Approvals). Separately, on May 28, 2019, CBD and the California Native Plant Society (CNPS) filed an action in Los Angeles County Superior Court (the CBD/CNPS Action) against LA County; like the Climate Resolve Action, the CBD/CNPS Action also challenges the Centennial Approvals. The Company, its wholly owned subsidiary Tejon Ranchcorp, and Centennial Founders, LLC are named as real parties-in-interest in both the Climate Resolve Action and the CBD/CNPS Action.
The Climate Resolve Action and the CBD/CNPS Action collectively allege that LA County failed to properly follow the procedures and requirements of CEQA and the California Planning and Zoning Law. The Climate Resolve Action and the CBD/CNPS Action have been deemed “related” and have been consolidated for adjudication before the judge presiding over the Climate Resolve Action. As of the date of this filing, there have been no substantive hearings on this matter. However, on February 19, 2020, following a status conference, the court set September 30, 2020 as the hearing date for both the CBD/CNPS Action and the Climate Resolve Action. On June 19, 2020, LA County and the real parties in interest filed their responsive pleadings. The Climate Resolve Action and CBD/CNPS Action seek to invalidate the Centennial Approvals and require LA County to revise the environmental documentation related to the Centennial project.
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
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At June 30, 2020, the investment mix was approximately 65% equity, 34% debt, and 1% money market funds. At December 31, 2019, the investment mix was approximately 66% equity, 33% debt, and 1% money market funds. Equity investments comprise of value, growth, large cap, small cap and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. A weighted average discount rate of 3.2% was used in determining the net periodic pension cost for 2020, along with the pension benefit obligation for 2019. The expected long-term rate of return on plan assets is 7.3% for both 2020 and 2019. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement earnings for the Benefit Plan was as follows:

	Six Months Ended June 30,
($ in thousands)	2020	2019
Earnings (cost) components:
Interest cost	$(170)	$(194)
Expected return on plan assets	322	262
Net amortization and deferral	(34)	(38)
Total net periodic pension earnings	$118	$30

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
The pension and retirement expense for the SERP was as follows:

	Six Months Ended June 30,
($ in thousands)	2020	2019
Cost components:
Interest cost	$(114)	$(152)
Net amortization and other	(44)	(32)
Total net periodic pension expense	$(158)	$(184)

14.    REPORTING SEGMENTS AND RELATED INFORMATION
The Company currently operates in five reporting segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations. For further details of the revenue components within each reporting segment, see Results of Operations by Segment in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Real estate - Commercial/Industrial
Commercial/Industrial revenue consists of land sale revenues, land and building leases to tenants at the Company's commercial retail developments, base and percentage rents from the PEF power plant lease, communication tower leases, and easement leases. The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Commercial/industrial revenues	$2,114	$6,595	$4,434	$9,421
Equity in earnings of unconsolidated joint ventures	1,181	1,971	2,536	2,847
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	3,295	8,566	6,970	12,268
Commercial/industrial expenses	1,747	4,593	3,678	6,385
Operating results from commercial/industrial and unconsolidated joint ventures	$1,548	$3,973	$3,292	$5,883

Real Estate - Resort/Residential
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development process both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $326,000 and $642,000 for the three months ended June 30, 2020 and 2019, and $952,000 and $1,290,000 for the six months ended June 30, 2020 and 2019, respectively.

Mineral Resources
The Mineral Resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from the Company's land and receives revenue from water sales. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Mineral resources revenues	$1,776	$660	$7,954	$6,792
Mineral resources expenses	714	598	4,592	4,430
Operating results from mineral resources	$1,062	$62	$3,362	$2,362

Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Farming revenues	$209	$886	$1,161	$1,701
Farming expenses	1,099	825	2,801	2,423
Operating results from farming	$(890)	$61	$(1,640)	$(722)

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses such as grazing leases. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Ranch operations revenues	$676	$805	$1,539	$1,694
Ranch operations expenses	1,178	1,393	2,584	2,743
Operating results from ranch operations	$(502)	$(588)	$(1,045)	$(1,049)

15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of June 30, 2020 was $41,246,000. Equity in earnings from unconsolidated joint ventures was $2,536,000 for the six months ended June 30, 2020. The unconsolidated joint ventures have not been consolidated as of June 30, 2020, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC, Petro, is an unconsolidated joint venture with TravelCenters of America that develops and manages travel plazas, gas stations, convenience stores, and fast food restaurants throughout TRCC. The Company has 50% of the voting rights but participates in 60% of all profits and losses. The Company does not control the investment due to having only 50% of the voting rights. The Company's partner is the managing partner and performs all of the day-to-day operations and has significant decision-making authority over key business components such as fuel inventory and pricing at the facilities. The Company's investment in this joint venture was $26,618,000 as of June 30, 2020.

◦
On April 17, 2020, the Company sold the land and a building formerly leased to a tenant operating a fast food restaurant, to Petro. The Company received cash proceeds of $2,000,000 from Petro, and realized a gain of $1,333,000 under ASC 610-20, "Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets."

•
Majestic Realty Co. – Majestic Realty Co. (Majestic) is a privately-held developer and owner of master planned business parks throughout the United States. The Company has formed three 50/50 joint ventures with Majestic to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint ventures. The Company and Majestic guarantee the performance of all outstanding debt.

◦
In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary; therefore, it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in the fourth quarter of 2019, and the Company has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $35,785,000 as of June 30, 2020. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $6,081,000 as of June 30, 2020.

◦
In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, which was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028 and has an outstanding principal balance of $24,165,000 as of June 30, 2020. Since its inception, the Company has received excess distributions resulting in a deficit balance of $2,210,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company will continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.

◦
In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East that is 100% leased. Since its inception, the Company has received excess distributions resulting in a deficit balance of $474,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company will continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $24,267,000 was outstanding as of June 30, 2020.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation, or Rockefeller. At June 30, 2020, the Company’s combined equity investment balance in these three joint ventures was $8,547,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres of land and are part of an agreement for the potential development of up to 500 acres of land in TRCC. The Company owns a 50% interest in each of the joint ventures.

▪
The Five West Parcel LLC joint venture owned and leased a 606,000 square foot building, the joint venture's primary asset, to Dollar General until the building was sold to a third party in November 2019 for a purchase price of $29,088,000, realizing a gain of $17,537,000. The outstanding term loan of the joint venture was paid off upon the sale.

▪
The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company that is being held for future development. The Company's 18-19 West LLC joint venture is contracted with the third-party who purchased the Five West building and land (noted above), to purchase lots 18 and 19 at a price of $13.8 million through the option period ending May 21, 2021. If the option is extended to November 21, 2021, the price increases to $15.2 million. The land option expires in the fourth quarter of 2021. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed during the second quarter of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture has a term note with a financial institution that matures on September 5, 2021. As of June 30, 2020, the outstanding balance of the term note was $38,027,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, CFL, is a joint venture that was initially formed with TRI Pointe Homes, Lewis Investment Company, Lewis), and CalAtlantic to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of CFL and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE beginning in 2009, and the Company was determined to be the primary beneficiary. As a result, CFL is consolidated into the Company's financial statements. The Company's partners retained a noncontrolling interest in the joint venture. At June 30, 2020, the Company owned 92.67% of CFL.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The difference represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of the assets contributed.

Unaudited condensed statement of operations for the three months ended June 30, 2020 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of June 30, 2020 and December 31, 2019 are as follows:

	Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$16,701	$31,394	$2,430	$3,923	$1,458	$2,354
Five West Parcel, LLC	—	736	19	240	10	120
18-19 West, LLC	1	4	(34)	(26)	(17)	(13)
TRCC/Rock Outlet Center, LLC[1]	929	1,313	(1,028)	(1,334)	(514)	(667)
TRC-MRC 1, LLC	786	766	29	26	15	13
TRC-MRC 2, LLC	1,003	996	327	328	163	164
TRC-MRC 3, LLC	731	—	131	—	66	—
Equity in earnings of unconsolidated joint ventures, net	$20,151	$35,209	$1,874	$3,157	$1,181	$1,971

Centennial Founders, LLC	$185	$114	$94	$28	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.3 million and $0.4 million as of June 30, 2020 and June 30, 2019, respectively.

	Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$39,914	$56,800	$4,969	$5,793	$2,981	$3,476
Five West Parcel, LLC	—	1,420	18	411	9	206
18-19 West, LLC	4	7	(64)	(54)	(32)	(27)
TRCC/Rock Outlet Center, LLC[1]	2,792	3,211	(1,840)	(2,119)	(920)	(1,060)
TRC-MRC 1, LLC	1,573	1,502	69	21	35	11
TRC-MRC 2, LLC	2,023	1,980	670	482	335	241
TRC-MRC 3, LLC	1,356	—	256	—	128	—
Equity in earnings of unconsolidated joint ventures, net	$47,662	$64,920	$4,078	$4,534	$2,536	$2,847

Centennial Founders, LLC	$232	$236	$67	$92	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.6 million and $0.9 million as of June 30, 2020 and June 30, 2019, respectively.

	June 30, 2020				December 31, 2019
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$81,774	$(15,225)	$65,030	$26,618	$77,835	$(15,287)	$60,061	$23,636
Five West Parcel, LLC	666	—	666	149	694	—	648	140
18-19 West, LLC	4,665	—	4,415	1,637	4,849	—	4,600	1,730
TRCC/Rock Outlet Center, LLC	68,244	(38,027)	29,649	6,761	69,459	(38,909)	29,688	6,781
TRC-MRC 1, LLC	28,589	(24,267)	3,599	—	28,673	(24,542)	3,623	—
TRC-MRC 2, LLC	20,171	(24,165)	(8,776)	—	20,026	(24,455)	(7,094)	—
TRC-MRC 3, LLC	42,625	(35,785)	6,308	6,081	37,292	(28,061)	6,052	5,953
Total	$246,734	$(137,469)	$100,891	$41,246	$238,828	$(131,254)	$97,578	$38,240

Centennial Founders, LLC	$97,529	$—	$97,135	***	$96,415	$—	$96,143	***

*** Centennial Founders, LLC is consolidated within the Company's financial statements.

16.    RELATED PARTY TRANSACTIONS
TCWD is a not-for-profit governmental entity organized on December 28, 1965, pursuant to Division 13 of the Water Code, State of California. TCWD is a landowner voting district, which requires an elector, or voter, to be an owner of land located within the district. TCWD was organized to provide the water needs for future municipal and industrial development. The Company is the largest landowner and taxpayer within TCWD and currently has one member of the Company's management on the board of directors of TCWD. The Company has a water service contract with TCWD that entitles the Company to receive substantially all of TCWD’s State Water Project entitlement and all of TCWD’s banked water. TCWD is also entitled to make assessments of all taxpayers within the district, to the extent funds are required to cover expenses and to charge water users within the district for the use of water. From time to time, Tejon transacts with TCWD in the ordinary course of business.

The Company has water contracts with WRMWSD for SWP water deliveries to our agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer is one of nine directors at WRMWSD. As of June 30, 2020, the Company paid $3,702,000 for these water contracts and related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Tejon Ranch Co. and its subsidiaries (the Company, Tejon, we, us, and our), as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness, ongoing negotiations, the uncertainties regarding the expected impact of COVID-19 on the Company and global economic conditions, and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, the impacts of COVID-19 and the actions taken by governments, businesses, and individuals in response to it, weather, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons, including those described above and in the section entitled “Risk Factors” in this report, our most recent Annual Report on Form 10-K, and our Quarterly Report for the period ending March 31, 2020.
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
We are currently engaged in construction, commercial sales and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC. All of these efforts are supported by diverse revenue streams generated from other operations, including commercial/industrial real estate, farming, mineral resources, ranch operations, and our various joint ventures.
Our Business
We currently operate in five reporting segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; farming; and ranch operations.
Activities within the commercial/industrial real estate development segment include: planning and permitting of land for development; construction of infrastructure; construction of pre-leased buildings; construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial real estate development segment also includes activities related to communications leases and landscape maintenance fees.

At the heart of the commercial/industrial real estate development segment is TRCC, a 20 million square foot commercial/industrial development on Interstate 5 just north of the Los Angeles basin. Nearly six million square feet of industrial, commercial and retail space has already been developed, including distribution centers for IKEA, Caterpillar, Famous Footwear, L'Oreal, and Dollar General. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the west coast’s principal north-south goods movement corridor.
We are also involved in multiple joint ventures with several partners that help us expand our commercial/industrial business activities within TRCC:

•
Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates five separate gas stations with convenience stores and fast food restaurants within TRCC-West and TRCC-East.

•	Three joint ventures with Rockefeller Development Group, or Rockefeller:

◦	Five West Parcel LLC owned a 606,000 square foot building in TRCC-West that was fully leased. In 2019, Five West Parcel sold the building and land to a third party;

◦
18-19 West LLC owns 63.5 acres of land for future development within TRCC-West. In 2019, our 18-19 West LLC joint venture entered into a land purchase option with the same third-party who purchased the Five West building and land, to purchase lots 18 and 19 at a price of $13.8 million through the option period ending May 21, 2021. If the option is extended to November 21, 2021, the price increases to $15.2 million. The land option expires in the fourth quarter of 2021; and

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

◦
TRC-MRC 3, LLC was formed to pursue the development, construction, leasing and management of a 579,040 square foot industrial building in TRCC-East. The construction of the building was completed in the fourth quarter of 2019 and is fully leased.

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. Our active developments within this segment are MV, Centennial, and Grapevine.

•
MV encompasses a total of 26,417 acres, of which 5,082 acres will be used for a mixed-use development that will include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space. The tentative tract map for the first four phases of residential development has been approved, as well as the commercial site plan for the first phase of commercial development;

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

•
Grapevine is an 8,010-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Upon completion of Grapevine, the community will include 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks. On December 10, 2019, the Kern County Board of Supervisors adopted the supplemental re-circulated environmental impact report prepared in response to a court ruling and reapproved the development of Grapevine unanimously.

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
The COVID-19 Pandemic
The U.S. and global economies continue to be dramatically affected by the COVID-19 pandemic. There are no reliable estimates of how long the pandemic will last or how many more people will be affected by it, or its full impact on our business and operations. We operate in the State of California and our operations have been subject to the "shelter-in-place" order issued by the California Governor in March 2020 (the Stay at Home Order) in addition to orders set by Los Angeles and Kern county governments. The State of California has taken a more cautious approach in reopening and has even reversed or delayed reopening initiatives in accordance with the California Department of Health's Guidance on Closure of Sectors in Response to COVID-19 on July 1, 2020. Our first priority with regard to the COVID-19 pandemic is to provide for the health and safety of our employees, customers, suppliers and others with whom we partner in our business activities. All employees are required to wear masks when working in offices, while also maintaining proper safe social distancing. Subject to the use of appropriate risk mitigation and safety practices, we are continuing our business operations in this unprecedented business environment. See the Results of Operations by segment for further discussion on COVID-19 impact on our various reporting segments.
In the second quarter of 2020, our mineral resource segment has seen declines in oil royalties when compared to previous years as the global supply of oil exceeds demand. In our commercial/industrial real estate development segment, we have worked with all our commercial tenants, at their request, and agreed to rent payment deferrals into 2021 in order to ease some of the financial burden our tenants have experienced due to the limited foot traffic in their stores. Lastly, pricing for almonds and pistachios in our farming segment has seen a bit of a downward trend that may persist for the remainder of the year, largely due to anticipated production levels.
The broader and long-term implications of COVID-19 and actions taken by governments, businesses, and individuals in response to the pandemic on our results of operations and overall financial performance still remain uncertain. As we manage through the pandemic, we will continue to evaluate our operations for expense reductions and cash savings. So far, measures that we have taken include renegotiating contracts and pricing with a significant portion of our vendors, and right sizing our labor needs.
Summary of Second Quarter Performance
For the first six months of 2020, we had a net loss attributable to common stockholders of $1,015,000 compared to net income of $826,000 during the first six months of 2019. The decline is attributed to the fact that the commercial/industrial real estate development segment did not generate land sale revenues and construction management fees as it did in 2019. This decline was partially offset by higher profits generated by the mineral resources segment due to favorable price adjustments on prior water sales as a result of low State Water Project (SWP) allocation levels, triggering additional water revenues. Lastly, the Company recognized a gain of $1,333,000 after selling building and land to a joint venture partner in April 2020 that will later be redeployed at the joint venture level.
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
During the six months ended June 30, 2020, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$931	$934	$(3)	—%
TRCC Leasing	418	416	2	—%
TRCC management fees and reimbursements	140	359	(219)	(61)%
Commercial leases	127	152	(25)	(16)%
Communication leases	245	226	19	8%
Landscaping and other	253	195	58	30%
Land sale	—	4,313	(4,313)	(100)%
Total commercial/industrial revenues	$2,114	$6,595	$(4,481)	(68)%
Total commercial/industrial expenses	$1,747	$4,593	$(2,846)	(62)%
Operating income from commercial/industrial	$367	$2,002	$(1,635)	(82)%

•
Commercial/industrial real estate development segment revenues were $2,114,000 for the three months ended June 30, 2020, a decrease of $4,481,000, or 68%, from $6,595,000 for the three months ended June 30, 2019. Unlike in 2019, we did not have land sale revenues and construction management fees opportunities associated with our TRC-MRC 3 joint venture in 2020, which primarily drove the decline.

•
Commercial/industrial real estate development segment expenses were $1,747,000 for the three months ended June 30, 2020, a decrease of $2,846,000, or 62%, from $4,593,000 for the three months ended June 30, 2019. The decrease is primarily attributed to not recognizing the cost of sales associated with the 2019 land sale discussed above.

	Six Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
Commercial revenues
Pastoria Energy Facility	$1,996	$2,399	$(403)	(17)%
TRCC Leasing	824	868	(44)	(5)%
TRCC management fees and reimbursements	376	594	(218)	(37)%
Commercial leases	284	319	(35)	(11)%
Communication leases	470	472	(2)	—%
Landscaping and other	484	456	28	6%
Land sale	—	4,313	(4,313)	(100)%
Total commercial revenues	$4,434	$9,421	$(4,987)	(53)%
Total commercial expenses	$3,678	$6,385	$(2,707)	(42)%
Operating income from commercial/industrial	$756	$3,036	$(2,280)	(75)%

•
Commercial/industrial real estate development segment revenues were $4,434,000 for the first six months of 2020, a decrease of $4,987,000, or 53%, from $9,421,000 for the first six months of 2019. A lack of land sales and construction management fees drove a majority of this decrease as discussed in the segment's quarterly operating results. Another factor contributing to the decline is the Company's 2019 recognition of a true-up related to 2018 spark spread revenues from the Pastoria Energy Facility that was greater than their original estimates. This true-up did not reoccur in 2020.

•
Commercial/industrial real estate development segment expenses were $3,678,000 during the first six months of 2020, a decrease of $2,707,000, or 42%, from $6,385,000 during the first six months of 2019. The decrease is attributed to not recognizing land cost of sales associated with the land sale transaction discussed previously.

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
During the quarter ended June 30, 2020, vacancy rates in the Inland Empire increased by 0.4% to 3.3% from prior quarter, while remaining at six-year lows. Construction completions totaled 2.9 million square feet in the quarter ended June 30, 2020, which is lower than the 5.2 million square feet typically added each quarter for the past five years. The low vacancy rates have led to an increase in lease rates of 1.4% within the Inland Empire. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
During the quarter ended June 30, 2020, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, increased by 1.5% to 2.7%, while remaining at six-year record low. Rents remain at an all-time high and have well surpassed the previous peak seen in 2007. Average asking rents increased 2.5% over prior quarter.
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

As described earlier, in March 2020, in response to the COVID-19 pandemic, California issued the Stay at Home Order which shut down all non-essential businesses and services. Most of our operations in this segment have been deemed an "essential" business. Commercial retail tenants at TRCC and the Outlets at Tejon joint venture have had difficulty making timely rent payments due to reduced traffic at TRCC and the Outlets at Tejon resulting from California guidelines and social distancing practices.
Tenants began requesting various forms of rent relief throughout the second quarter. Although the requests range in scope, the most common request is for a full or partial rent deferment for three months.
During the three months ended June 30, 2020, the Company has agreed to defer rent for April, May or June 2020 of certain tenants at TRCC, with the requirement that a significant amount of the deferred rent will be fully repaid in 2021. The following table sets forth information regarding the minimum rents billed and deferred for the three months ended June 30, 2020.

($ in thousands, except for impacted tenants)	Impacted Tenants	Contractual Rent Billing[1]	Deferred Rent due to COVID-19	Deferred Rent to be Collected in 2020	Deferred Rent to be Collected in 2021
TRCC Leasing	5	$312	$44	$5	$39
Other Commercial Leases	3	125	18	7	11
	8	$437	$62	$12	$50

Percentage of Rent Deferred			14%

[1]Amounts shown represent contractual rent for all tenants for the three months ended June 30, 2020, regardless of whether or not a tenant has requested a rent deferral.
Our financial results will be impacted by our ability to collect contractual rents due under our long-term net leases and any additional rent deferrals or contractual modifications.
Real Estate – Resort/Residential:
We are in the preliminary stages of property development for this segment; hence, no revenues or profits are attributed to this segment.
Resort/residential real estate segment expenses were $326,000 for the three months ended June 30, 2020, a decrease of $316,000, or 49%, from $642,000 for the three months ended June 30, 2019. Thus far in 2020, the Company experienced a $302,000 decrease in professional service costs as compared to the prior period, the segment's development projects are engaged in litigation and final map processes, resulting in fewer ongoing projects.
Resort/residential real estate segment expenses were $952,000 for the first six months of 2020, a decrease of $338,000, or 26%, from $1,290,000 for the first six months of 2019. The Company had a $543,000 decrease in professional service costs for the same reasons discussed above for the segment's quarterly operating results. Increases in payroll and overhead costs, net of capitalization, of $226,000 offset some of the savings in professional services. The increase in payroll is primarily attributed to non-recurring severance payments.
As of June 30, 2020 COVID-19 has not had a material impact on this segment. The Company will aggressively defend its entitlements against litigation for both Grapevine and Centennial. However, extended court closures under local and state ordinances may delay previously scheduled hearings.
Most of the expenditures and capital investment to be incurred within our resort/residential real estate segment will continue to focus on the following:

•
For Centennial, the approved Centennial specific plan includes 19,333 residential units and more than 10.1 million square feet of commercial space. The Company is working with the County of Los Angeles to address the recently filed action in the Los Angeles Superior Court. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for further discussion.

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

•
Over the next several years, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of additional common stock.

Mineral Resources:

	Three Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
Mineral resources revenues
Oil and gas	$98	$437	$(339)	(78)%
Cement	540	520	20	4%
Rock aggregate	328	297	31	10%
Exploration leases	25	25	—	—%
Water Sales	350	(1,046)	1,396	(133)%
Reimbursables and other	435	427	8	2%
Total mineral resources revenues	$1,776	$660	$1,116	169%
Total mineral resources expenses	$714	$598	$116	19%
Operating income from mineral resources	$1,062	$62	$1,000	1,613%

•
Mineral resources segment revenues were $1,776,000 for the three months ended June 30, 2020, an increase of $1,116,000, or 169%, from $660,000 for the three months ended June 30, 2019. In 2019, the Company had an unfavorable water sales adjustment of $1,046,000 that was tied to an increase in SWP allocation levels, which impacted prior sales pricing. In 2020, however, SWP allocation levels were more favorable to the Company and resulted in $350,000 in additional water sales revenues. Increases in water sales revenues were offset by a $339,000 decrease in oil and gas royalties driven by depressed oil prices resulting from reduced demand and oversupply over the comparative periods.

•
Mineral resources segment expenses were $714,000 for the three months ended June 30, 2020, an increase of $116,000 or 19%, from $598,000 for the three months ended June 30, 2019. Increases in water transmission costs and property taxes were the main drivers of this increase.

	Six Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
Mineral resources revenues
Oil and gas	$432	$992	$(560)	(56)%
Cement	994	816	178	22%
Rock aggregate	570	505	65	13%
Exploration leases	50	51	(1)	(2)%
Water Sales	5,471	3,980	1,491	37%
Reimbursables and other	437	448	(11)	(2)%
Total mineral resources revenues	$7,954	$6,792	$1,162	17%
Total mineral resources expenses	$4,592	$4,430	$162	4%
Operating income from mineral resources	$3,362	$2,362	$1,000	42%

•
Mineral resources segment revenues were $7,954,000 for the first six months of 2020, an increase of $1,162,000, or 17%, from $6,792,000 for the first six months of 2019. The overall increase is attributed to the same factors discussed within the segment's quarterly operating results above. Additionally, in 2020, the Company's tenant, National Cement, experienced an up-tick in the demand for cement.

•
Mineral resources segment expenses were $4,592,000 for the first six months of 2020, an increase of $162,000, or 4%, when compared to the same period in 2019. The increase is attributed to the same factors discussed within the segment's quarterly operating results above.

As anticipated changes arise in the future related to groundwater management within California, such as limited pumping in the over drafted groundwater basins outside of our lands, we believe that water banking operations, ground water recharge programs, and access to water contracts like those we have purchased in the past will become even more important and valuable in servicing our projects. Although the current SWP water allocation is at 20%, we are uncertain over the possibility of having additional water sales this year given the level of water currently being recovered from Kern County water banks as a result of prior year water banking activities.
Agreed upon output cuts by the Organization of the Petroleum Exporting Countries has somewhat stabilized oil prices from April lows. However, recent discussions over easing those cuts, if approved, may further disrupt pricing. Social distancing and California's Stay at Home Order have reduced the demand for oil, leading to an oil surplus. Thus far, the price per barrel of oil has decreased over 36% from its December 31, 2019 levels. At these levels, the Company does not expect an increase in oil royalties for the foreseeable future. The Company believes that pricing will slowly and gradually improve once consumers feel safe and the economy reopens, fully. However, it is very difficult to predict when this will occur given recent spikes in COVID-19 cases across the United States and the reversal of re-opening initiatives in many states, including California.
On July 15, 2020, our largest oil royalty tenant, California Resources Corporation, or CRC, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code that will allow them to improve their liquidity and debt positions. CRC is currently seeking permission from the courts to allow them to pay lease and oil royalty obligations without interruption. Thus far we do not have any delinquent receivables with CRC. At current prices, CRC has reduced production with no near-term intent to begin new drilling programs until oil prices reach higher levels. CRC has approved permits and drill sites on our land and has delayed the start of drilling as it evaluates the market. A positive aspect of our lease with CRC is that the approved drill sites are in an area of the ranch where the development and production costs are moderate due to the depths being drilled.

Farming:

	Three Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
Farming revenues
Almonds	$—	$319	$(319)	(100)%
Pistachios	—	391	(391)	(100)%
Wine grapes	—	10	(10)	(100)%
Hay	185	114	71	62%
Other	24	52	(28)	(54)%
Total farming revenues	$209	$886	$(677)	(76)%
Total farming expenses	$1,099	$825	$274	33%
Operating loss from farming	$(890)	$61	$(951)	(1,559)%

•	Farming segment revenues were $209,000 for the three months ended June 30, 2020, a decrease of $677,000, or 76%, from $886,000 during the same period in 2019. The changes are primarily attributed to:

◦
Almond revenues decreased $319,000 as a result of not having any almond sales due to timing of sales, whereas the Company sold 140,000 pounds during the prior year. The Company has approximately 165,000 pounds of 2019 carryover almonds in inventory.

◦	The Company did not have pistachio revenues during the second quarter of 2020 as it sold nearly all of its 2019 crop in 2019.

•
Farming segment expenses were $1,099,000 for the three months ended June 30, 2020, an increase of $274,000, or 33%, from $825,000 during the same period in 2019. The increase is mainly attributed to an increase in water holding and irrigation costs of $130,000 and $79,0000, respectively, as a result of 2020 being a dry year, as well as an increase in insurance of $79,000. Lastly, there was a $34,000 increase in depreciation expense resulting from placing in-service new farming and irrigation equipment.

	Six Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
Farming revenues
Almonds	$861	$695	$166	24%
Pistachios	34	645	(611)	(95)%
Wine grapes	—	10	(10)	(100)%
Hay	232	236	(4)	(2)%
Other	34	115	(81)	(70)%
Total farming revenues	$1,161	$1,701	$(540)	(32)%
Total farming expenses	$2,801	$2,423	$378	16%
Operating (loss) income from farming	$(1,640)	$(722)	$(918)	127%

•	Farming segment revenues were $1,161,000 for the first six months of 2020, a decrease of $540,000, or 32%, from $1,701,000 during the same period in 2019. The changes are primarily attributed to:

◦	Pistachio and almond revenues decreased for the same reasons discussed within the quarterly operating results.

▪	Comparatively, we sold 299,000 and 170,000 pounds of prior year carryover almonds as of June 30, 2020 and 2019, respectively. The fluctuations in sales volumes are due to timing.

▪	We did not sell any pistachios during the first six months of 2020 as a result of no 2019 crop carryforward, and sold 280,000 pounds in 2019.

◦
Other revenues decreased $81,000 as a result of having less water usage reimbursements from a land lease. The decrease is attributed to the lessee obtaining water directly from the water district in 2020.

•
Farming segment expenses were $2,801,000 for the first six months of 2020, an increase of $378,000, or 16%, from $2,423,000 when compared to the same period in 2019. The Company experienced increases in depreciation, water holding costs, insurance and irrigation of $31,000, $53,000, $107,000, and $56,000, respectively for the same reasons discussed within the segment's quarterly operating results above.

Our almond, pistachio, and wine grape crop sales are highly seasonal with a majority of our sales occurring during the third and fourth quarters. Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar, which makes U.S. exports more expensive and decreases demand for the products we produce. China is the second largest purchaser of California almonds and its currency exchange rate has remained steady thus far in 2020. The low value of the U.S. dollar in prior years has helped to maintain strong almond prices in overseas markets. Lastly, increased tariffs from China and India, which are major customers of almonds and pistachios, can make American products less competitive and push customers to switch to another producing country.
The Company's agribusiness operations are deemed essential and have been allowed to operate under California's Stay at Home Order. The Company continues to provide its employees with face masks and safety training to promote a safe working environment. A portion of the Company's farm labor force is contracted to an outside third party. Thus far, COVID-19 has not impacted our ability to hire outside labor.
For 2020, the almond industry is expecting record production due to a great bloom cycle and favorable weather. The industry does continue to see strong demand for its product but the expected increase in production has begun to negatively impact prices. The mix of demand has been changed in the near term as a result of COVID-19 as more product is moving through wholesale markets and less through high end users such as restaurants. This temporary trend has also negatively impacted pricing. We expect pricing could fall as much as $.50 per pound for the 2020 crop.
For pistachios, 2020 is the on production year but current industry estimates for 2020 production are less than originally forecasted. This change in estimate is allowing prices to stay in line with 2019 crop pricing. Demand has continued to stay strong for pistachios thus far this year.
Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. During 2020, pistachios endured a warm winter, limiting much needed chilling hours. We do however, expect pistachio yields to improve over prior year's levels but as noted above at levels less than originally estimated. We expect almond and winegrape yields to remain consistent with the prior year given the current status of the crops.
Lastly, the impact of new state ground water management laws on new plantings and continuing crop production remains unknown. Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water and the absence of available alternatives during drought periods could potentially cause permanent damage to orchards and vineyards throughout California. While this could impact us, we believe we have sufficient water resources available to meet our requirements for the remainder of 2020.

Ranch Operations:

	Three Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
Ranch Operations revenues
Game management and other [1]	$247	$385	$(138)	(36)%
Grazing	429	420	9	2%
Total Ranch Operations revenues	$676	$805	$(129)	(16)%
Total Ranch Operations expenses	$1,178	$1,393	$(215)	(15)%
Operating loss from Ranch Operations	$(502)	$(588)	$86	(15)%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•
Ranch operations revenues were $676,000 for the three months ended June 30, 2020, a decrease of $129,000, or 16%, from $805,000 for the same period in 2019. The decrease is primarily attributed to shutting down our primary ranch operations (hunting and filming) for three months due to COVID-19.

•
Ranch operations expenses were $1,178,000 for the three months ended June 30, 2020, a decrease of $215,000, or 15%, from $1,393,000 for the same period in 2019. This segment saw wholesale declines in payroll, supplies, and fuel expenses as a result of having less activity within game management due to shutting down operations as note above.

	Six Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
Ranch Operations revenues
Game Management and other [1]	$705	$882	$(177)	(20)%
Grazing	834	812	22	3%
Total Ranch Operations revenues	$1,539	$1,694	$(155)	(9)%
Total Ranch Operations expenses	$2,584	$2,743	$(159)	(6)%
Operating loss from Ranch Operations	$(1,045)	$(1,049)	$4	—%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•
Ranch operations revenues were $1,539,000 for the first six months of 2020, a decrease of $155,000, or 9%, from $1,694,000 for the same period in 2019. The decrease is attributed to the same factors discussed within the segment's quarterly operating results above, in addition to the closure of High Desert Hunt Club in March, April and May.

•
Ranch operations expenses were $2,584,000 for the first six months of 2020, a decrease of $159,000, or 6%, from $2,743,000 for the same period in 2019. The decrease is attributed to the same factors discussed within the segment's quarterly operating results above.

Corporate and Other:
Corporate general and administrative costs were $2,494,000 for the three months ended June 30, 2020, an increase of $204,000, or 9%, from $2,290,000 for the same period in 2019. The increase is attributed to increased stock compensation of $406,000 as a result of implementing a new performance stock compensation plan. This increase was offset by a decline in professional services of $209,000 as a result of having fewer corporate projects.
Corporate general and administrative costs were $5,027,000 for the first six months of 2020, an increase of $263,000, or 6%, from $4,764,000 for the same period in 2019. The Company experienced a $725,000 increase in stock compensation expense as a result of the new performance stock compensation plan discussed above. This increase was offset by a decrease in professional services of $375,000 and depreciation and amortization of $90,000.
On April 17, 2020, the Company sold building and land that was previously operated by a fast food tenant to its joint venture, Petro Travel Plaza, LLC. The Company received a cash distribution of $2,000,000 from the joint venture, and realized a Gain on Sale of Real Estate of $1,333,000.

Joint Ventures:

	Three Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$1,458	$2,354	$(896)	(38)%
Five West Parcel, LLC	10	120	(110)	(92)%
18-19 West, LLC	(17)	(13)	(4)	31%
TRCC/Rock Outlet Center, LLC	(514)	(667)	153	(23)%
TRC-MRC 1, LLC	15	13	2	15%
TRC-MRC 2, LLC	163	164	(1)	(1)%
TRC-MRC 3, LLC	66	—	66	100%
Total equity in earnings	$1,181	$1,971	$(790)	(40)%

•
Equity in earnings were $1,181,000 for the three months ended June 30, 2020, a decrease of $790,000 or 40%, from $1,971,000 during the same period in 2019. The changes are primarily attributed to the following:

•
An $896,000 decrease for our Petro Travel Plaza Holdings joint venture. While fuel margins improved over the comparison period, the joint venture experienced significant declines in quick and full service restaurant margins resulting from closures due to COVID-19.

•	A $110,000 decrease for our Five West Travel Plaza joint venture as a result of selling the building and land during the fourth quarter of 2019.

•	A $153,000 improvement for our TRCC/Rock Outlet Center joint venture as a result of lower interest expense driven by lower interest rates and lower operating costs as a result of the COVID-19 closure.

	Six Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$2,981	$3,476	$(495)	(14)%
Five West Parcel, LLC	9	206	(197)	(96)%
18-19 West, LLC	(32)	(27)	(5)	19%
TRCC/Rock Outlet Center, LLC	(920)	(1,060)	140	(13)%
TRC-MRC 1, LLC	35	11	24	218%
TRC-MRC 2, LLC	335	241	94	39%
TRC-MRC3, LLC	128	—	128	100%
Total equity in earnings	$2,536	$2,847	$(311)	(11)%

•
Equity in earnings were $2,536,000 for the six months ended June 30, 2020, a decrease of $311,000, or 11%, from $2,847,000 during the same period in 2019. The decline is attributed to the same factors discussed within the segment's quarterly operating results.

In conjunction with providing relief to certain tenants, the TRCC/Rock Outlet Center has agreed to defer rent for April, May or June to certain tenants due to the closure of the outlet center from March 20, 2020 through May 27, 2020. The following table sets forth information regarding the minimum rents billed and deferred to-date at the TRCC/Rock Outlet Center property level for the three months ended June 30, 2020. TRCC/Rock Outlet Center is continuing to work with tenants to document temporary rent payment relief through rent deferrals. We continue to assess the probability of collecting outstanding receivables related to the 29 tenants that are currently in on-going negotiations. Management will continue to monitor each negotiation diligently, and when determined collectibility is not probable, will reserve accordingly.

($ in thousands, except number of tenants)	Tenants[2]	Contractual Rent Billing[1]	Deferred Rent due to COVID-19	Deferred Rent to be Collected in 2020	Deferred Rent to be Collected in 2021
Rent Deferral Agreements	4	$143	$83	$23	$60
On-Going Deferral Negotiations	29	$870	$—	$—	$—

Percentage of Rent Deferred			58%

[1]Amounts shown represent contractual rent for all tenants for the three months ended June 30, 2020, regardless of whether or not a tenant has requested a rent deferral.
[2] Excludes percentage rent tenants

Please refer to "Non-GAAP Financial Measures" for further financial discussion of the results of our joint ventures.
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
The COVID-19 pandemic and resulting global economic disruptions have impacted our operations and are expected to continue to impact our operations for the foreseeable future. For a detailed discussion of the pandemic and its expected effects, refer to the section above titled "The COVID-19 Pandemic" and "Results of Operations by Segment."
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

Income Taxes
For the six months ended June 30, 2020, the Company had net income tax expense of $708,000 compared to $313,000 for the six months ended June 30, 2019. The effective tax rates approximated 234% and 27% for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, income tax receivables were $676,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses. Although the Company had a net loss for the six months ended June 30, 2020, the Company recognized income tax expense primarily as a result of permanent differences related to Section 162(m) limitations and discrete tax expense associated with stock compensation. The Section 162(m) limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts Jobs Act, which did not impact the Company until this year. The discrete item was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the quarter represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have an impact on the Company's current income tax payable.
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
Our cash, cash equivalents and marketable securities totaled $49,298,000 at June 30, 2020, a decrease of $16,892,000 from $66,190,000 as of December 31, 2019.
The following table shows our cash flow activities for the six months ended June 30,

(in thousands)	2020	2019
Operating activities	$51	$(1,278)
Investing activities	$(852)	$(8,282)
Financing activities	$(4,330)	$(2,843)
Operating Activities
During the first six months of 2020, the Company's operations provided $51,000. The primary drivers were receivable collections of $7,174,000 and joint venture operating distributions of $121,000, partially offset by cash outlays to build inventories of $4,228,000 and paydown of accounts payables and accrued liabilities of $2,951,000.
During the first six months of 2019, the Company's operations used $1,278,000. The primary drivers were $5,153,000 used for agricultural activities to grow our current year crop and $1,516,000 used to pay off current liabilities, including accounts payable. The outflows were partially offset by $8,286,000 in receivable collections.
Investing Activities
During the first six months of 2020, investing activities used $852,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $11,192,000, which includes predevelopment activities for our master planned communities; $2,120,000 consisting of planning and permitting primarily related to the preparation of final maps for Phase 1 of MV; expenditures relating to litigation of $1,288,000 for Grapevine, and costs related to litigation defense for Centennial of $1,678,000. At TRCC, we spent $3,131,000 on water treatment infrastructure improvements and general planning. Within our farming segment, we spent $2,853,000 developing new almond orchards and replacing machinery and equipment. Also within investing activities, we had investment security maturities of $17,424,000, of which $5,610,000 was reinvested. The Company also sold building and land in April 2020 that was previously operated by a fast food tenant to its joint venture, Petro Travel Plaza, LLC for $2,000,000. Lastly, the Company used $2,634,000 to acquire long-term water assets.
During the first six months of 2019 investing activities used $8,282,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $12,581,000, which includes predevelopment activities for our master planned communities consisting of general planning and permitting of $1,813,000 for MV; expenditures relating to re-entitlement and litigation of $1,788,000 for Grapevine, and costs related to obtaining final approval of the specific plan for Centennial of $2,244,000. At TRCC, we spent $4,249,000 on water treatment infrastructure improvements, general planning, and the construction of a new commercial multi-tenant building. Within our farming segment, we spent $1,937,000 developing new almond orchards and replacing machinery and equipment. Also within investing activities, we had investment security maturities of $26,793,000 of which we reinvested $19,110,000. Lastly, the Company used $3,560,000 to acquire long-term water assets.
As we move forward, we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2020 is primarily related to our real estate projects. These estimated investments include approximately $3,492,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. We also plan to invest approximately $557,000 to continue the development of new almond orchards and replacing farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. Lastly, we expect to invest up to $5,201,000 for land planning, litigation, mapping, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2020.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2020 and 2019, was $1,406,000 and $1,395,000, respectively and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $1,888,000 and $1,665,000 for the six months ended June 30, 2020 and 2019, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first six months of 2020, financing activities used $4,330,000, which was attributable to long-term debt service of $2,746,000 and tax payments on vested share grants of $1,584,000.
During the first six months of 2019, financing activities used $2,843,000 to service long-term debt of $1,999,000 and tax payments on vested share grants of $844,000.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. The ongoing pandemic, COVID-19, continues to have a negative impact on traffic, consumer spend and demand for fuel, which have a direct impact on our operations. In response to this, we will continue evaluate our operations for expense reductions and cash savings. Based on our experience, and assuming the impacts of the COVID-19 do not materially worsen, we believe we will have adequate cash flows, cash balances, and availability on our line of credit (discussed below) over the next twelve months to fund internal operations. As we move forward with the completion of the litigation, permitting and engineering design for our master planned communities and prepare to move into the development stage, we will need to secure additional funding through the issuance of equity and secure other forms of financing such as joint ventures and possibly debt financing.
We continuously evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and the incurrence of additional debt.

Capital Structure and Financial Condition
At June 30, 2020, total capitalization at book value was $502,128,000, consisting of $59,151,000 of debt and $442,977,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 11.8%.
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
The Amended Term Note had a $56,842,000 balance as of June 30, 2020. The interest rate per annum applicable to the Amended Term Loan is LIBOR (as defined in the Amended Term Note) plus a margin of 170 basis points. The interest rate for the term of the Amended Term Note has been fixed through the use of an interest rate swap at a rate of 4.16%. The Amended Term Note requires monthly amortization payments pursuant to a schedule set forth in the Amended Term Note, with the final outstanding principal amount due June 5, 2029. The Amended Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The RLC had no outstanding balance as of June 30, 2020 and December 31, 2019. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC (which matures in October 2024), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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

The Amended Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At June 30, 2020 and December 31, 2019, we were in compliance with the financial covenants.
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
We also have a $4,750,000 promissory note agreement whose principal and interest due monthly began October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of June 30, 2020 was $2,309,000.
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
Although we have a strong liquidity position at June 30, 2020 with $49,298,000 in cash and securities and $35,000,000 available on our RLC to meet any short-term liquidity needs, we have taken steps to maximize positive cash flow, in case a lack of liquidity in the economy resulting from the responses to the COVID-19 pandemic limits our access to third party funding. We are doing this by responsibly limiting cash expenditures to the extent practical. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of June 30, 2020, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$260,601	$1,563	$20,539	$21,215	$217,284
Long-term debt	59,151	4,205	8,967	9,804	36,175
Interest on long-term debt	14,112	2,370	4,194	3,411	4,137
Cash contract commitments	7,647	3,823	1,458	518	1,848
Defined Benefit Plan	3,898	138	587	720	2,453
SERP	4,957	263	1,041	990	2,663
Tejon Ranch Conservancy	1,200	400	800	—	—
Financing fees	163	163	—	—	—
Total contractual obligations	$351,729	$12,925	$37,586	$36,658	$264,560
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
In connection with the sale of bonds there is a standby letter of credit for $4,468,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes as of June 30, 2020, that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation as of June 30, 2020.
At June 30, 2020, aggregate outstanding debt of unconsolidated joint ventures was $137,469,000. We provided a guarantee on $122,244,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we, as of June 30, 2020, do not currently expect the guarantee to be called upon. We do not provide a guarantee on the $15,225,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Net (loss) income	$(326)	$709	$(1,010)	$833
Net (loss) income attributable to non-controlling interest	7	2	5	7
Net (loss) income attributable to common stockholders	(333)	707	(1,015)	826
Interest, net
Consolidated	(151)	(329)	(379)	(678)
Our share of interest expense from unconsolidated joint ventures	638	730	1,318	1,468
Total interest, net	487	401	939	790
Income taxes	196	218	708	313
Depreciation and amortization:
Consolidated	1,164	1,047	2,180	2,136
Our share of depreciation and amortization from unconsolidated joint ventures	1,031	1,025	2,055	2,134
Total depreciation and amortization	2,195	2,072	4,235	4,270
EBITDA	2,545	3,398	4,867	6,199
Stock compensation expense	1,174	825	2,399	1,592
Adjusted EBITDA	$3,719	$4,223	$7,266	$7,791
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Commercial/Industrial operating income	$367	$2,002	$756	$3,036
Plus: Commercial/Industrial depreciation and amortization	120	144	250	288
Plus: General, administrative, cost of sales and other expenses	1,555	4,432	3,134	5,896
Less: Other revenues including land sales	(393)	(4,868)	(859)	(5,363)
Total Commercial/Industrial net operating income	$1,649	$1,710	$3,281	$3,857

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Net operating income	2020	2019	2020	2019
Pastoria Energy Facility	$932	$934	$1,997	$2,399
TRCC	348	405	558	696
Communication leases	245	226	454	460
Other commercial leases	124	145	272	302
Total Commercial/Industrial net operating income	$1,649	$1,710	$3,281	$3,857
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Net income of unconsolidated joint ventures	$1,874	$3,157	$4,078	$4,534
Interest expense of unconsolidated joint ventures	918	1,425	1,975	2,867
Operating income of unconsolidated joint ventures	2,792	4,582	6,053	7,401
Depreciation and amortization of unconsolidated joint ventures	1,939	1,926	3,868	4,019
Net operating income of unconsolidated joint ventures	$4,731	$6,508	$9,921	$11,420

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
The RLC had no outstanding balance as of June 30, 2020. The interest rate on the RLC can either float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one of which was for $56,842,000 as of June 30, 2020 and is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.16%. The outstanding balance on the second term loan as of June 30, 2020 was $2,309,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time to time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first term loan (discussed here).
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2020
(In thousands except percentage data)

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Assets:
Marketable securities	$24,430	$2,784	$—	$—	$—	$—	$27,214	$27,323
Weighted average interest rate	1.87%	0.98%	—%	—%	—%	—%	1.78%
Liabilities:
Long-term debt ($4.75M note)	$118	$244	$254	$265	$277	$1,151	$2,309	$2,309
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt (Amended Term Loan)	$1,955	$4,051	$4,221	$4,429	$4,624	$37,562	$56,842	$56,842
Weighted average interest rate	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%

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
With respect to accounts receivables, the amount at risk primarily relates to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $2,860,000 of accounts receivable outstanding at June 30, 2020, $1,108,000, or 39%, is at risk to changing prices. Of the amount at risk to changing prices, $363,000 is attributable to pistachios and $745,000 is attributable to almonds.
The price estimated for the remaining accounts receivable for pistachios recorded at June 30, 2020 was $1.98 per pound and $1.98 per pound at December 31, 2019. For each $0.01 change in the price per pound of pistachios, our receivable for pistachios increases or decreases by $1,800. Although the final price per pound of pistachios, and therefore the extent of the risk is presently unknown, pricing over the past three years has ranged from $1.98 to $2.01. With respect to almonds, the price estimated for the remaining receivable at June 30, 2020 was $2.63 per pound, as compared to $2.63 per pound at December 31, 2019. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $2,800. The range of final prices over the last three years for almonds has ranged from $2.57 to $2.63 per pound.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 12 (Commitments and Contingencies) in the Notes to Unaudited Consolidated Financial Statements in this report.

Item 1A. Risk Factors
The following supplements and updates the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by the risk factors in Part II, Item 1A "Risk Factors" in our Quarterly Report for the quarterly period ended March 31, 2020. If any of the risks discussed below or in our Annual Report on Form 10-K occur, our results of operations could be adversely affected. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factor constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q.

Risks Related to Our Business

Our results of operation could be adversely affected by the ongoing COVID-19 pandemic.
In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus first identified in Wuhan, China in December 2019, a pandemic. This outbreak, which has spread widely throughout the United States and nearly all other regions of the world, has prompted federal, state and local governmental authorities in the United States to declare states of emergency and institute preventative measures to contain and/or mitigate the public health effects. These preventative measures, which include quarantines, shelter-in-place orders and similar mandates that substantially restrict daily activities for many individuals, as well as orders calling for the closure and/or curtailment of operations for many businesses, have caused and continue to cause significant disruption to businesses in affected areas, as well as the financial markets both globally and in the United States, more broadly. In California, the gradual re-opening and redeployment of quarantine measures has had an adverse impact on our operations and those of our commercial tenants.
In response to the COVID-19 pandemic and measures taken by applicable governmental authorities, in mid-March 2020, we began encouraging all employees whose duties could be performed from home to work remotely until further notice and closed our outlet center. We believe these measures were advisable and in the best interests of our employees, suppliers, customers and communities. Further, in the event any of our employees, and/or employees of our service providers or trade partners, contract COVID-19 or are otherwise compelled to self-quarantine, we may experience shortages in labor and services that we require for our operations.
A majority of our segments remain exempt from the application of “stay-at-home” orders, but decreases in traffic may require our gas stations and quick service restaurants to reduce hours as a cost saving measure, which has affected their revenues which could significantly impact our ability to collect rents. Some of our commercial tenants have sought and received rent deferrals and may seek further relief to the extent pandemic-related restrictions continue to significantly impact their operations.
We may also be materially and adversely affected by the disruptions to U.S. and local economies that result from the COVID-19 pandemic, including reduced consumer confidence, unemployment levels, wage growth and fluctuating interest rates. The COVID-19 pandemic has also resulted in substantial volatility in U.S. and international debt and equity markets and has caused significant decreases in the market prices of equity securities, including our common stock. The possibility of a prolonged recession or economic downturn could result in, among other things, a decrease in demand for consumer goods and a diminished value in our real estate investments, including potential impairments.
Ultimately, the effects of the COVID-19 pandemic on our business and results of operation will depend upon future developments, including the severity of COVID-19 and the duration of the outbreak; the duration of social distancing and shelter-in-place orders; further mitigation strategies taken by applicable government authorities; the availability of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19; the impacts on our supply chain; the health of our employees, service providers and trade partners; and the reactions of U.S. and global markets and their effects on consumer confidence and spending. Such adverse effects, however, may continue to include decreases in the following: oil prices, commodity prices, and traffic, which our commerce center is highly dependent on, and which impacted our results of operations during the second quarter of 2020. The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, any of which could have a material effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
As previously disclosed in our Current Reports on Form 8-K filed on May 26, 2020 (the Forms 8-K), at the Company’s 2020 Annual Meeting, stockholders approved amendments to the Company’s Certificate of Incorporation (Certificate) that declassify the Company’s board of directors (the Board) over a three year period, such that commencing in 2023 all Board members will be elected to one-year terms. Following the meeting, the Board approved corresponding amendments to the Company’s Amended and Restated Bylaws (Bylaws). The description of these amendments is set forth in the Proxy Statement filed with the Securities and Exchange Commission on March 31, 2020 and in the Forms 8-K, and such descriptions are incorporated herein by reference and qualified in their entirety to the full text of the Certificate and Bylaws included in the list of exhibits to this Quarterly Report.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.5	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 22
10.33	Revolving Line of Credit	FN 22
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26

10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders LLC, Redemption and Withdrawal Agreement - Lewis Tejon Member, LLC	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	Executive Officer Severance Agreement - Gregory S. Bielli	FN 38
16.1	Letter dated March 19, 2019 from Ernst & Young LLP to the Securities and Exchange Commission	FN 36
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-07183) as Exhibit 99.1 to our Current Report on Form 8-K filed May 26, 2020, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.

FN 2
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 99.1 to our Current Report on Form 8-K filed on May 26, 2020, is incorporated herein by reference.

FN 5
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 6
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.

FN 7
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

FN 8
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

FN 9
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference

FN 10
This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 11
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 12
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 13
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 14
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

FN 15
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.

FN 16
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.

FN 17
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on May 8, 2013, for the period ending March 31, 2013, is incorporated herein by reference.

FN 18
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.

FN 19
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.

FN 20
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.

FN 21
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.

FN 22
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.31-10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.

FN 23
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.

FN 24
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.

FN 26
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.

FN 27
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.

FN 28
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.

FN 29
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.

FN 30
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.

FN 31
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.

FN 32
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.

FN 33
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.

FN 34
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ending September 30, 2019, is incorporated herein by reference.

FN 35
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ending September 30, 2019, is incorporated herein by reference.

FN 36
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 99.1 to our Current Report on Form 8-K filed on March 21, 2019, is incorporated herein by reference.

FN 37
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.

FN 38
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

August 5, 2020	/s/ Gregory S. Bielli
Date	Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2020	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)