Form 10-Q
period 2020-09-30
TEJON RANCH CO
filed 2020-11-03
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
The number of the Company’s outstanding shares of Common Stock on October 31, 2020 was 26,236,852.

TEJON RANCH CO. AND SUBSIDIARIES
`

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Real estate - commercial/industrial	$2,710	$2,620	$7,144	$12,041
Mineral resources	1,322	1,559	9,276	8,351
Farming	8,537	4,602	9,698	6,303
Ranch operations	944	876	2,483	2,570
Total revenues	13,513	9,657	28,601	29,265
Costs and Expenses:
Real estate - commercial/industrial	2,026	1,968	5,704	8,353
Real estate - resort/residential	273	582	1,225	1,872
Mineral resources	648	576	5,240	5,006
Farming	8,108	5,979	10,909	8,402
Ranch operations	1,164	1,260	3,748	4,003
Corporate expenses	2,121	1,760	7,148	6,524
Total expenses	14,340	12,125	33,974	34,160
Operating loss	(827)	(2,468)	(5,373)	(4,895)
Other Income:
Investment income	455	294	834	972
(Loss) gain on sale of real estate	(2)	—	1,331	—
Other income, net	68	19	64	67
Total other income	521	313	2,229	1,039
Loss from operations before equity in earnings of unconsolidated joint ventures	(306)	(2,155)	(3,144)	(3,856)
Equity in earnings of unconsolidated joint ventures, net	1,093	2,199	3,629	5,046
Income before income tax expense	787	44	485	1,190
Income tax expense	403	7	1,111	320
Net income (loss)	384	37	(626)	870
Net loss attributable to non-controlling interest	(14)	(10)	(9)	(3)
Net income (loss) attributable to common stockholders	$398	$47	$(617)	$873
Net income (loss) per share attributable to common stockholders, basic	$0.02	$0.00	$(0.02)	$0.03
Net income (loss) per share attributable to common stockholders, diluted	$0.02	$0.00	$(0.02)	$0.03

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$384	$37	$(626)	$870
Other comprehensive gain (loss):
Unrealized (loss) gain on available-for-sale securities	(80)	59	(22)	443
Unrealized gain (loss) on interest rate swap	360	(1,195)	(3,965)	(3,888)
Other comprehensive gain (loss) before taxes	280	(1,136)	(3,987)	(3,445)
(Expense) benefit for income taxes related to other comprehensive income items	(78)	239	1,088	723
Other comprehensive gain (loss)	202	(897)	(2,899)	(2,722)
Comprehensive income (loss)	586	(860)	(3,525)	(1,852)
Comprehensive loss attributable to non-controlling interests	(14)	(10)	(9)	(3)
Comprehensive income (loss) attributable to common stockholders	$600	$(850)	$(3,516)	$(1,849)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,155	$27,106
Marketable securities - available-for-sale	14,199	39,084
Accounts receivable	9,731	9,950
Inventories	4,563	2,792
Prepaid expenses and other current assets	2,329	3,252
Total current assets	66,977	82,184
Real estate and improvements - held for lease, net	17,751	18,674
Real estate development (includes $107,528 at September 30, 2020 and $104,491 at December 31, 2019, attributable to Centennial Founders, LLC, Note 15)	309,917	297,581
Property and equipment, net	45,812	45,072
Investments in unconsolidated joint ventures	37,163	38,240
Net investment in water assets	56,104	54,155
Deferred tax assets	1,272	713
Other assets	2,068	2,803
TOTAL ASSETS	$537,064	$539,422

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,530	$6,145
Accrued liabilities and other	4,395	3,463
Deferred income	2,168	1,346
Current maturities of long-term debt	4,251	4,182
Total current liabilities	14,344	15,136
Long-term debt, less current portion	53,672	57,476
Long-term deferred gains	5,550	5,731
Other liabilities	18,491	15,455
Total liabilities	92,057	93,798
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 26,229,307 at September 30, 2020 and 26,096,797 at December 31, 2019	13,114	13,048
Additional paid-in capital	341,587	338,745
Accumulated other comprehensive loss	(9,670)	(6,771)
Retained earnings	84,610	85,227
Total Tejon Ranch Co. Stockholders’ Equity	429,641	430,249
Non-controlling interest	15,366	15,375
Total equity	445,007	445,624
TOTAL LIABILITIES AND EQUITY	$537,064	$539,422
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net (loss) income	$(626)	$870
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,635	3,562
Amortization of premium/discount of marketable securities	21	(80)
Equity in earnings of unconsolidated joint ventures, net	(3,629)	(5,046)
Non-cash retirement plan expense	59	230
Non-cash profits recognized from land contribution	—	(1,667)
Non-cash write-off of leasing assets	110	—
Gain on sale of property plant and equipment	(1,318)	—
Stock compensation expense	3,566	1,930
Excess tax benefit from stock-based compensation	529	52
Distribution of earnings from unconsolidated joint ventures	6,269	—
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	235	3,656
Current liabilities	(1,263)	(2,952)
Net cash provided by operating activities	7,588	555
Investing Activities
Maturities and sales of marketable securities	30,452	37,274
Funds invested in marketable securities	(5,610)	(20,425)
Real estate and equipment expenditures	(15,407)	(19,195)
Proceeds from sale of real estate/assets	2,000	—
Investment in unconsolidated joint ventures	(2,090)	(3,100)
Distribution of equity from unconsolidated joint ventures	100	487
Investments in long-term water assets	(2,633)	(3,553)
Net cash provided by (used in) investing activities	6,812	(8,512)
Financing Activities
Borrowings of line-of-credit	—	5,000
Repayments of long-term debt	(3,767)	(2,994)
Taxes on vested stock grants	(1,584)	(844)
Net cash (used in) provided by financing activities	(5,351)	1,162
Increase (decrease) in cash and cash equivalents	9,049	(6,795)
Cash and cash equivalents at beginning of period	27,106	15,908
Cash and cash equivalents at end of period	$36,155	$9,113

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$1,484	$191
Accrued long-term water assets included in current liabilities	$254	$—
Contribution to unconsolidated joint venture	$—	$5,854	1
Long term deferred profit on land contribution	$—	$1,532	1

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

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2020	26,221,862	$13,110	$340,147	$(9,872)	$84,212	$427,597	$15,380	$442,977
Net income (loss)	—	—	—	—	398	398	(14)	384
Other comprehensive income	—	—	—	202		202	—	202
Restricted stock issuance	7,445	4	(4)	—	—	—	—	—
Stock compensation	—	—	1,444	—	—	1,444	—	1,444
Shares withheld for taxes and tax benefit of vested shares	—	—	—	—	—	—	—	—
Balance, September 30, 2020	26,229,307	$13,114	$341,587	$(9,670)	$84,610	$429,641	$15,366	$445,007

Balance, June 30, 2019	26,033,402	$13,017	$337,870	$(6,682)	$75,473	$419,678	$15,383	$435,061
Net income (loss)	—	—	—	—	47	47	(10)	37
Other comprehensive loss	—	—	—	(897)	—	(897)	—	(897)
Restricted stock issuance	8,128	4	(4)	—	—	—	—	—
Stock compensation	—	—	225	—	—	225	—	225
Shares withheld for taxes and tax benefit of vested shares	—	—	—	—	—	—	—	—
Balance, September 30, 2019	26,041,530	$13,021	$338,091	$(7,579)	$75,520	$419,053	$15,373	$434,426

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	26,096,797	$13,048	$338,745	$(6,771)	$85,227	$430,249	$15,375	$445,624
Net loss	—	—	—	—	(617)	(617)	(9)	(626)
Other comprehensive loss	—	—	—	(2,899)	—	(2,899)	—	(2,899)
Restricted stock issuance	247,720	124	(124)	—	—	—	—	—
Stock compensation	—	—	4,492	—	—	4,492	—	4,492
Shares withheld for taxes and tax benefit of vested shares	(115,210)	(58)	(1,526)	—	—	(1,584)	—	(1,584)
Balance, September 30, 2020	26,229,307	$13,114	$341,587	$(9,670)	$84,610	$429,641	$15,366	$445,007

Balance, December 31, 2018	25,972,080	$12,986	$336,520	$(4,857)	$74,647	$419,296	$15,376	$434,672
Net income	—	—	—	—	873	873	(3)	870
Other comprehensive loss	—	—	—	(2,722)	—	(2,722)	—	(2,722)
Restricted stock issuance	114,599	57	(57)	—	—	—	—	—
Stock compensation	—	—	2,450	—	—	2,450	—	2,450
Shares withheld for taxes and tax benefit of vested shares	(45,149)	(22)	(822)	—	—	(844)	—	(844)
Balance, September 30, 2019	26,041,530	$13,021	$338,091	$(7,579)	$75,520	$419,053	$15,373	$434,426
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
The periods ending September 30, 2020 and December 31, 2019 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment and statements of cash flows. The Company’s September 30, 2020 and December 31, 2019 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
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
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities, water activities, timing of real estate sales and leasing activities. The coronavirus, COVID-19, has also brought additional uncertainty previously unseen. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
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
The Company has elected to account for lease concessions outside of the modification framework based on the FASB Q&A, and is continuing to assess the impact of the Q&A in light of our ongoing negotiations with tenants. The COVID-19 pandemic has resulted in tenant requests for rent relief, with a majority of the requests occurring in the second quarter. As of September 30, 2020, the Company reached agreements with all of our commercial tenants on their respective rent deferral requests. For the nine months ended September 30, 2020, the Company retained 87% of rent billings and agreed to defer 13% of rent billings, or $163,000. Based on the terms of the agreements reached with our tenants, all of deferred rent will be fully repaid by the end of 2021. The Company will account for the rent receivables as if no changes to the lease contract were made, and the rent receivable for the deferral period will stay on the Company's Consolidated Balance Sheet until the rent is collected over the passage of time.

Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update, or ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting", for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The pronouncement provides optional expedients for a limited period of time to ease the potential burden of accounting for reference rate reform. Specifically, the ASU permits modification of contracts within ASC Topic 470, Debt, to be accounted for by prospectively adjusting the effective interest rate when a contract is modified because of reference rate reform. It also provides exceptions to the guidance in ASC Topic 815 related to changes to critical terms of a hedging relationship: the change in reference rate will not result in de-designation of a hedging relationship if certain criteria are met. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects to utilize this optional guidance but do not expect it to have a material effect on our consolidated financial statements.
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
The Company adopted the new standards on January 1, 2020. The adoption did not have a material impact on the Company's consolidated financial statements. The Company's accounts receivable balance is primarily composed of crop receivables. Based on the short-term nature of these contracts, historical experience with current customers, periodic credit evaluations of the customers' financial conditions, the current economic environment and rent deferrals negotiated with tenants the Company believes its credit risk is minimal. With regards to marketable securities, the Company limits its investment to securities with investment grade ratings from Moody's or Standard and Poor's. As the Company does not have a current intent to sell securities and it is more likely than not that the Company will not be required to sell securities before recovery of their amortized cost basis, no allowance for credit losses was recorded.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average number of shares outstanding:
Common stock	26,229,226	26,041,353	26,193,058	26,022,022
Common stock equivalents	57,484	195,957	157,579	194,699
Diluted shares outstanding	26,286,710	26,237,310	26,350,637	26,216,721
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

($ in thousands)		September 30, 2020		December 31, 2019
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrealized losses for less than 12 months		$—	$—	$251	$250
with unrealized gains		1,799	1,806	1,799	1,806
Total Certificates of deposit	Level 1	1,799	1,806	2,050	2,056
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		—	—	6,485	6,479
with unrealized gains		5,347	5,360	14,413	14,434
Total U.S. Treasury and agency notes	Level 2	5,347	5,360	20,898	20,913
Corporate notes
with unrealized losses for less than 12 months		1,113	1,112	1,004	1,002
with unrealized gains		3,912	3,920	13,082	13,106
Total Corporate notes	Level 2	5,025	5,032	14,086	14,108
Municipal notes
with unrealized gains		1,999	2,001	1,999	2,007
Total Municipal notes	Level 2	1,999	2,001	1,999	2,007
		$14,170	$14,199	$39,033	$39,084

The Company adopted ASU No. 2016-13, "Financial Instruments — Credit Losses (Topic 326)" on January 1, 2020 prospectively. Under ASC Topic 326-30, the Company is now required to use an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At September 30, 2020 the Company has not recorded any credit losses.

At September 30, 2020, the fair market value of marketable securities was $29,000 above their cost basis. The Company’s gross unrealized holding gains equaled $30,000 and gross unrealized holding losses equaled $1,000. As of September 30, 2020, the adjustment to accumulated other comprehensive loss reflected an improvement in market value of $22,000, including estimated taxes of $6,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326-30-50-3A. The accrued interest receivables balance totaled $107,000 as of September 30, 2020, and was included within the Other Assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.
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
Corporate notes
The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of September 30, 2020, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of September 30, 2020.
The following tables summarize the maturities, at par, of marketable securities as of:

	September 30, 2020
($ in thousands)	2020	2021	Total
Certificates of deposit	$1,799	$—	$1,799
U.S. Treasury and agency notes	4,544	802	5,346
Corporate notes	3,050	1,950	5,000
Municipal notes	2,000	—	2,000
	$11,393	$2,752	$14,145

	December 31, 2019
($ in thousands)	2020	2021	Total
Certificates of deposit	$2,049	$—	$2,049
U.S. Treasury and agency notes	20,393	502	20,895
Corporate notes	13,685	400	14,085
Municipal notes	2,000	—	2,000
	$38,127	$902	$39,029
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of September 30, 2020.

4.     REAL ESTATE

($ in thousands)	September 30, 2020	December 31, 2019
Real estate development
Mountain Village	$145,599	$142,567
Centennial	107,528	104,491
Grapevine	36,471	34,813
Tejon Ranch Commerce Center	20,319	15,710
Real estate development	309,917	297,581

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	20,595	21,435
Less accumulated depreciation	(2,844)	(2,761)
Real estate and improvements - held for lease, net	$17,751	$18,674
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
Water revenues and cost of sales were as follows ($ in thousands):

	September 30, 2020	September 30, 2019
Acre-Feet Sold	4,625	4,445

Revenues	$5,471	$3,980
Cost of sales	3,264	3,187
Profit	$2,207	$793
The costs assigned to water assets held for future use were as follows ($ in thousands):

	September 30, 2020	December 31, 2019
Banked water and water for future delivery	$28,091	$25,265
Water available for banking, sales, or internal use	3,211	3,054
Total water held for future use at cost	$31,302	$28,319

Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	September 30, 2020		December 31, 2019
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(4,704)	$11,581	$(4,342)
Nickel water rights	18,740	(4,444)	18,740	(3,962)
Tulare Lake Basin water rights	6,479	(2,850)	6,479	(2,660)
	$36,800	$(11,998)	$36,800	$(10,964)
Net cost of purchased water contracts	24,802		25,836
Total cost water held for future use	31,302		28,319
Net investments in water assets	$56,104		$54,155

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

(in acre-feet, unaudited)	September 30, 2020	December 31, 2019
Water held for future use
TCWD - Banked water owned by the Company	61,054	60,555
Company water bank	50,349	50,349
Water available for banking, sales, or internal use	6,272	3,252
Total water held for future use	117,675	114,156
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	149,108	145,589
The Company entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C., or PEF, in 2015. PEF is a current lessee of the Company under a power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from the Company up to 3,500 acre-feet of water per year until July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from the Company in any year, but is required to pay the Company an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2020 is $1,154 per acre-foot, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties that, are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.

6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	September 30, 2020	December 31, 2019
Accrued vacation	$815	$799
Accrued paid personal leave	402	419
Accrued bonus	1,557	1,700
Property tax payable[1]	1,113	—
Other	508	545
	$4,395	$3,463

[1]California property taxes are accrued during the first and third quarters and are paid every April and December.

7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	September 30, 2020	December 31, 2019
Notes payable	$58,129	$61,897
Less: current maturities of long-term debt	(4,251)	(4,182)
Less: deferred loan costs	(206)	(239)
Long-term debt, less current portion	$53,672	$57,476
In August 2019, the Company amended its existing term note (the Term Note and, as amended, the Amended Term Note) with Wells Fargo and extended its maturity to June 5, 2029. The Amended Term Note had an outstanding balance of $55,879,000 as of September 30, 2020, and $58,768,000 as of December 31, 2019. The interest rate per annum applicable to the Amended Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the Amended Term Note has been fixed at 4.16% through the use of an interest rate swap agreement. The Amended Term Note requires monthly amortization payments, with the outstanding principal amount due June 5, 2029. The Amended Term Note is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
In August 2019, the Company also increased the capacity of its revolving line of credit (RLC) with Wells Fargo to $35,000,000 from $30,000,000 and extended its maturity to October 5, 2024. The RLC had no outstanding balance as of September 30, 2020 and December 31, 2019. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
The Amended Term Note and RLC, collectively, the Amended Credit Facility, require compliance with three financial covenants: (i) total liabilities divided by tangible net worth of not greater than 0.75 to 1.0 at each quarter end; (ii) a debt service coverage ratio of not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (iii) liquid assets equal to or greater than $20,000,000, including availability on RLC. At September 30, 2020 and December 31, 2019, the Company was in compliance with these financial covenants.
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
In 2013, Tejon entered into a promissory note agreement, secured by real estate, with CMFG Life Insurance Company to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $36,000 ending on September 1, 2028. In March 2020, the Company made an additional payment of $687,000 that was applied to the principal of the note. Subsequent principal and interest payments were reduced to $28,000 per month. The additional principal payment was tied to the release of collateral, which in April 2020 was contributed to Petro Travel Plaza, LLC. The current balance on the note was $2,250,000 on September 30, 2020. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument.
8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	September 30, 2020	December 31, 2019
Pension liability (Note 13)	$1,447	$1,790
Interest rate swap liability (Note 10)	6,682	2,716
Supplemental executive retirement plan liability (Note 13)	7,851	8,011
Excess joint venture distributions and other	2,511	2,938
Total	$18,491	$15,455
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
The following is a summary of the Company's Performance Condition Grants as of the nine months ended September 30, 2020:

Performance Condition Grants
Threshold performance	67,713
Target performance	621,515
Maximum performance	1,063,367

The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance grants for the nine months ended September 30, 2020:

September 30, 2020
Stock Grants Outstanding Beginning of Period at Target Achievement	409,373
New Stock Grants/Additional Shares due to Achievement in Excess of Target	777,970
Vested Grants	(224,441)
Expired/Forfeited Grants	—
Stock Grants Outstanding End of Period at Target Achievement	962,902
The following is a summary of the assumptions used to determine the price for the Company's market-based Performance Condition Grants for the nine months ended September 30, 2020:

($ in thousands except for share prices)
Grant date	December 12, 2019	March 11, 2020
Vesting end	December 31, 2022	December 31, 2022
Share price at target achievement	$18.80	$16.36

Expected volatility	17.28%	18.21%
Risk-free interest rate	1.69%	0.58%

Simulated Monte Carlo share price	$11.95	$5.87
Shares granted	6,327	81,716
Total fair value of award	$76	$480

The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of September 30, 2020 were $9,464,000 and 23 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. The fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to a maximum, the Company determined, based on historic and projected results, the probability of (1) achieving the performance objective and (2) the level of achievement. Based on this information, the Company determines the fair value of the award and measures the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company will adjust stock compensation costs according to the actual outcome of the performance condition.
Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock. The stock is granted at the end of each quarter based on the quarter-end stock price.

The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Nine Months Ended September 30,
Employee Plan:	2020	2019
Expensed	$3,239	$1,523
Capitalized	926	520
	4,165	2,043
NDSI Plan - Expensed	327	407
Total Stock Compensation Costs	$4,492	$2,450

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
During the quarter ended September 30, 2020, the interest rate swap agreement was deemed highly effective. Changes in fair value, including accrued interest and adjustments for non-performance risk, that qualify as cash flow hedges are classified in AOCI. Amounts classified in AOCI are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.
As of September 30, 2020, the fair value of the interest rate swap agreement was less than its cost basis and as such is recorded within Other Liabilities on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of September 30, 2020 and December 31, 2019 ($ in thousands):

September 30, 2020
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(6,682)	$55,879

December 31, 2019
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(2,716)	$58,768
11.     INCOME TAXES
The Company’s provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes—Interim Reporting,” to calculate taxes for the three and nine months ended September 30, 2020. The Company determined that because there is a high degree of uncertainty in estimating annual pretax earnings, the historical method would not provide a reliable estimate for tax expense for the three- and nine-months ended September 30, 2020.
For the nine months ended September 30, 2020, the Company's income tax expense was $1,111,000 compared to $320,000 for the nine months ended September 30, 2019. Effective tax rates were 229% and 27% for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company had income tax receivables of $274,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.
For the nine months ended September 30, 2020, the Company recognized income tax expense primarily as a result of permanent differences related to Section 162(m) limitations and discrete tax expense associated with stock compensation. The Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts Jobs Act, which did not impact the Company until this year. The discrete item was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the quarter represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have an impact on the Company's current income tax payable.
12.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company's land is subject to water contracts with minimum annual payments, for which $10,943,000 is expected to be paid in total for 2020. As of September 30, 2020, the Company has paid $10,144,000 for its water contracts. These estimated water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. Contractual obligations for future water payments were $261,952,000 as of September 30, 2020.
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
Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee cannot be determined until such milestone is met. The Company believes as of September 30, 2020 that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
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
In connection with the sale of the bonds, there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for two years and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000.
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. At September 30, 2020, there were no additional improvement funds remaining from the West CFD bonds. There are no additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal 2020, the Company expects to pay approximately $2,521,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation at September 30, 2020.
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
As of the date of this report, the USFWS has filed the record of its decision in order to adjudicate that question and the parties have agreed that the record is complete. On September 4, 2020, the TUMSCHP Plaintiffs filed a motion for summary judgment. The USFWS and the Company are filing responsive briefs and counter motions for summary judgment in response to adjudicate the question presented by the court. At this time there is no hearing set for these motions for summary judgment.
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
As of September 30, 2020, the Company believes the TUMSHCP Suit does not impede its ability to start or complete the development of MV.
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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court against landowners and others with interest in the groundwater basin within the Antelope Valley (including the Company) seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin was in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in the first half of 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February 2014 and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserved right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including Tejon, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. On December 23, 2015, the court entered judgment approving the Stipulation for Entry of Judgment and Physical Solution, or the Judgment. The Company’s water supply plan for the Centennial project anticipated reliance on, among other sources, a certain quantity of groundwater underlying the Company’s lands in the Antelope Valley. The Company’s allocation in the Judgment is consistent with that amount. Prior to the Judgment becoming final, on February 19 and 22, 2016, several parties, including the Willis Class and Phelan Pinon Hills Community Services District, filed notices of appeal from the Judgment. The Appeal has been transferred from the Fourth Appellate District of California to the Fifth Appellate District.

Appellate briefing on the Phelan Pinion Hills Community Services District appeal is complete and argument is scheduled for November 2020. Appellate briefing on the Willis Class and Tapia appeals will likely be complete in the fourth quarter of 2020, and oral argument will likely occur in the first quarter of 2021. Following oral argument, the court will likely take the matters under submission and issue one or more opinions within 90 days thereafter. Notwithstanding the appeals, the parties, with assistance from the court, have established the Watermaster Board, hired the Watermaster Engineer and Watermaster Legal Counsel, and begun administering the physical solution consistent with the Judgment.
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
As of the date of this filing, the County has certified and lodged the administrative record for the 2020 Action. The court has set January 22, 2021 as the hearing date for the 2020 Action and the Motion for Order to Discharge 2017 Writ of Mandate. On June 8, 2020 the County and Company filed their responsive pleadings in the 2020 Action. At this time, briefing for the January 22, 2021 hearing is ongoing.
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
The Climate Resolve Action and the CBD/CNPS Action collectively allege that LA County failed to properly follow the procedures and requirements of CEQA and the California Planning and Zoning Law. The Climate Resolve Action and the CBD/CNPS Action have been deemed “related” and have been consolidated for adjudication before the judge presiding over the Climate Resolve Action. The Climate Resolve Action and CBD/CNPS Action seek to invalidate the Centennial Approvals and require LA County to revise the environmental documentation related to the Centennial project. The court held a consolidated hearing for the CBD/CNPS Action and Climate Resolve Action on September 30, 2020, but did not issue any ruling or judgment, and ordered that further hearing be held on November 13, 2020.
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
13.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). In April 2017, the Company froze the Benefit Plan as it relates to future benefit accruals for participants. The Company contributed $165,000 to the Benefit Plan in 2020.

Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At September 30, 2020, the investment mix was approximately 65% equity, 34% debt, and 1% money market funds. At December 31, 2019, the investment mix was approximately 66% equity, 33% debt, and 1% money market funds. Equity investments comprise of value, growth, large cap, small cap and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. A weighted average discount rate of 3.2% was used in determining the net periodic pension cost for 2020, along with the pension benefit obligation for December 31, 2019. The assumed expected long-term rate of return on plan assets is 7.3% for both fiscal 2020 and December 31, 2019. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement earnings for the Benefit Plan was as follows:

	Nine Months Ended September 30,
($ in thousands)	2020	2019
Earnings (cost) components:
Interest cost	$(255)	$(291)
Expected return on plan assets	483	393
Net amortization and deferral	(51)	(57)
Total net periodic pension earnings	$177	$45
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
The pension and retirement expense for the SERP was as follows:

	Nine Months Ended September 30,
($ in thousands)	2020	2019
Cost components:
Interest cost	$(171)	$(228)
Net amortization and other	(66)	(48)
Total net periodic pension expense	$(237)	$(276)

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

Real estate - Commercial/Industrial
Commercial/Industrial real estate development segment revenues consist of land sale revenues, land and building leases to tenants at the Company's commercial retail developments, base and percentage rents from the PEF power plant lease, communication tower leases, and easement leases. The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Commercial/industrial revenues	$2,710	$2,620	$7,144	$12,041
Equity in earnings of unconsolidated joint ventures	1,093	2,199	3,629	5,046
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	3,803	4,819	10,773	17,087
Commercial/industrial expenses	2,026	1,968	5,704	8,353
Operating results from commercial/industrial and unconsolidated joint ventures	$1,777	$2,851	$5,069	$8,734

Real Estate - Resort/Residential
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $273,000 and $582,000 for the three months ended September 30, 2020 and 2019, and $1,225,000 and $1,872,000 for the nine months ended September 30, 2020 and 2019, respectively.

Mineral Resources
The Mineral Resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from the Company's land and receives revenue from water sales. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Mineral resources revenues	$1,322	$1,559	$9,276	$8,351
Mineral resources expenses	648	576	5,240	5,006
Operating results from mineral resources	$674	$983	$4,036	$3,345

Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Farming revenues	$8,537	$4,602	$9,698	$6,303
Farming expenses	8,108	5,979	10,909	8,402
Operating results from farming	$429	$(1,377)	$(1,211)	$(2,099)

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses such as grazing leases. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Ranch operations revenues	$944	$876	$2,483	$2,570
Ranch operations expenses	1,164	1,260	3,748	4,003
Operating results from ranch operations	$(220)	$(384)	$(1,265)	$(1,433)

15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of September 30, 2020 was $37,163,000. Equity in earnings from unconsolidated joint ventures was $3,629,000 for the nine months ended September 30, 2020. The unconsolidated joint ventures have not been consolidated as of September 30, 2020, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC, Petro, is an unconsolidated joint venture with TravelCenters of America that develops and manages travel plazas, gas stations, convenience stores, and fast food restaurants throughout TRCC. The Company has 50% of the voting rights but participates in 60% of all profits and losses. The Company does not control the investment due to having only 50% of the voting rights. The Company's partner is the managing partner and performs all of the day-to-day operations and has significant decision-making authority over key business components such as fuel inventory and pricing at the facilities. The Company's investment in this joint venture was $22,004,000 as of September 30, 2020.
◦On April 17, 2020, the Company sold the land and a building formerly leased to a tenant operating a fast food restaurant, to Petro. The Company received cash proceeds of $2,000,000 from Petro, and realized a gain of $1,331,000 under ASC 610-20, "Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets."
•Majestic Realty Co. – Majestic Realty Co. (Majestic) is a privately-held developer and owner of master planned business parks throughout the United States. The Company has formed three 50/50 joint ventures with Majestic to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint ventures. The Company and Majestic guarantee the performance of all outstanding debt.

◦In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary; therefore, it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in the fourth quarter of 2019, and the Company has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $35,785,000 as of September 30, 2020. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $6,464,000 as of September 30, 2020.
◦In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, which was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028 and has an outstanding principal balance of $24,018,000 as of September 30, 2020. Since its inception, the Company has received excess distributions resulting in a deficit balance of $2,038,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company will continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
◦In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East that is 100% leased. Since its inception, the Company has received excess distributions resulting in a deficit balance of $468,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company will continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $24,126,000 was outstanding as of September 30, 2020.

•Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation, or Rockefeller. At September 30, 2020, the Company’s combined equity investment balance in these three joint ventures was $8,695,000.
◦Two joint ventures are for the development of buildings on approximately 91 acres of land and are part of an agreement for the potential development of up to 500 acres of land in TRCC. The Company owns a 50% interest in each of the joint ventures.
▪The Five West Parcel LLC joint venture owned and leased a 606,000 square foot building, the joint venture's primary asset, to Dollar General until the building was sold to a third party in November 2019 for a purchase price of $29,088,000, realizing a gain of $17,537,000. The outstanding term loan of the joint venture was paid off upon the sale. This joint venture in the process of being wound down and will be dissolved by the end of fiscal 2020.
▪The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company that is being held for future development. The Company's 18-19 West LLC joint venture is contracted with the third-party who purchased the Five West building and land (noted above) to purchase lots 18 and 19 at a price of $13.8 million through the option period ending May 21, 2021. If the option is extended to November 21, 2021, the price increases to $15.2 million. The land option expires in the fourth quarter of 2021. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed during the second quarter of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture has a term note with a financial institution that matures on September 5, 2021. As of September 30, 2020, the outstanding balance of the term note was $35,286,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – Centennial Founders, LLC, CFL, is a joint venture that was initially formed with TRI Pointe Homes, Lewis Investment Company, and CalAtlantic to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of CFL and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE beginning in 2009, and the Company was determined to be the primary beneficiary. As a result, CFL is consolidated into the Company's financial statements. The Company's remaining partner, TRI Pointe Homes, retained a noncontrolling interest in the joint venture. At September 30, 2020, the Company owned 92.74% of CFL.
The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The difference represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of the assets contributed.
Unaudited condensed statement of operations for the three months ended September 30, 2020 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of September 30, 2020 and December 31, 2019 are as follows:

	Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$23,087	$31,215	$2,311	$3,741	$1,387	$2,244
Five West Parcel, LLC	—	780	(5)	321	(3)	160
18-19 West, LLC	1	5	(37)	(26)	(18)	(13)
TRCC/Rock Outlet Center, LLC[1]	1,042	1,667	(1,667)	(730)	(834)	(364)
TRC-MRC 1, LLC	759	781	12	30	6	14
TRC-MRC 2, LLC	1,033	1,008	344	317	172	158
TRC-MRC 3, LLC	1,675	—	766	—	383	—
Total	$27,597	$35,456	$1,724	$3,653	$1,093	$2,199

Centennial Founders, LLC	$53	$97	$(188)	$(128)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.4 million and $0.4 million as of September 30, 2020 and September 30, 2019, respectively.

	Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$63,001	$88,015	$7,280	$9,534	$4,368	$5,720
Five West Parcel, LLC	—	2,200	13	732	6	366
18-19 West, LLC	5	12	(101)	(80)	(50)	(40)
TRCC/Rock Outlet Center, LLC[1]	3,834	4,878	(3,507)	(2,849)	(1,754)	(1,424)
TRC-MRC 1, LLC	2,332	2,283	81	51	41	25
TRC-MRC 2, LLC	3,056	2,988	1,014	799	507	399
TRC-MRC 3, LLC	3,031	—	1,022	—	511	—
Total	$75,259	$100,376	$5,802	$8,187	$3,629	$5,046

Centennial Founders, LLC	$285	$333	$(121)	$(36)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.0 million and $1.3 million as of September 30, 2020 and September 30, 2019, respectively.

	September 30, 2020				December 31, 2019
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$75,646	$(15,034)	$57,341	$22,004	$77,835	$(15,287)	$60,061	$23,636
Five West Parcel, LLC	43	—	43	—	694	—	648	140
18-19 West, LLC	4,637	—	4,379	1,619	4,849	—	4,600	1,730
TRCC/Rock Outlet Center, LLC	66,827	(35,286)	30,281	7,076	69,459	(38,909)	29,688	6,781
TRC-MRC 1, LLC	28,507	(24,126)	3,611	—	28,673	(24,542)	3,623	—
TRC-MRC 2, LLC	20,504	(24,018)	(8,257)	—	20,026	(24,455)	(7,094)	—
TRC-MRC 3, LLC	43,236	(35,785)	7,074	6,464	37,292	(28,061)	6,052	5,953
Total	$239,400	$(134,249)	$94,472	$37,163	$238,828	$(131,254)	$97,578	$38,240

Centennial Founders, LLC	$98,130	$—	$97,547	***	$96,415	$—	$96,143	***

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

The Company has water contracts with WRMWSD for SWP water deliveries to our agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer is one of nine directors at WRMWSD. As of September 30, 2020, the Company paid $4,377,000 for these water contracts and related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Tejon Ranch Co. and its subsidiaries (the Company, Tejon, we, us, and our), as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, and of current assets and contracts to meet our water and other commitments, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness, ongoing negotiations, the uncertainties regarding the expected impact of COVID-19 on the Company, its customers and suppliers, and global economic conditions, and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, the impacts of COVID-19 and the actions taken by governments, businesses, and individuals in response to it, weather, market and economic forces, availability of financing for land development activities, and competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons, including those described above and in the section entitled “Risk Factors” in this report, our most recent Annual Report on Form 10-K, and our Quarterly Report for the period ending March 31, 2020 and June 30, 2020.
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
We are also involved in multiple joint ventures with several partners that help us expand our commercial/industrial business activities within TRCC:
•Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates five separate gas stations with convenience stores and fast food restaurants within TRCC-West and TRCC-East.
•Three joint ventures with Rockefeller Development Group, or Rockefeller:
◦Five West Parcel LLC owned a 606,000 square foot building in TRCC-West that was fully leased. In 2019, Five West Parcel sold the building and land to a third party. The joint venture is currently in the process of being dissolved;
◦18-19 West LLC owns 63.5 acres of land for future development within TRCC-West. In 2019, our 18-19 West LLC joint venture entered into a land purchase option with the same third-party who purchased the Five West building and land, to purchase lots 18 and 19 at a price of $13.8 million through the option period ending May 21, 2021. If the option is extended to November 21, 2021, the price increases to $15.2 million. The land option expires in the fourth quarter of 2021; and
◦TRCC/Rock Outlet Center LLC operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience in TRCC-East;
•Three joint ventures with Majestic Realty Co., or Majestic, to develop, manage, and operate industrial buildings within TRCC:
◦TRC-MRC 1, LLC was formed to develop and operate a 480,480 square foot industrial building in TRCC-East, which was completed during 2017 and is fully leased;
◦TRC-MRC 2, LLC owns a 651,909 square foot building in TRCC-West that is fully leased; and
◦TRC-MRC 3, LLC was formed to pursue the development, construction, leasing and management of a 579,040 square foot industrial building in TRCC-East. The construction of the building was completed in the fourth quarter of 2019 and is fully leased.
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. Our active developments within this segment are MV, Centennial, and Grapevine.
•MV encompasses a total of 26,417 acres, of which 5,082 acres will be used for a mixed-use development that will include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space. The tentative tract map for the first four phases of residential development has been approved, as well as the commercial site plan for the first phase of commercial development;
•The Centennial development is a mixed-use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes and 10.1 million square feet of commercial development. Centennial had entitlements approved in December 2018, and received legislative approvals in April 2019 from the Los Angeles County Board of Supervisors.
•Grapevine is an 8,010-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Upon completion of Grapevine, the community will include 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks. On December 10, 2019, the Kern County Board of Supervisors adopted the supplemental re-circulated environmental impact report (EIR) prepared in response to a court ruling and re-approved the development of Grapevine unanimously.
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
The COVID-19 Pandemic
The U.S. and global economies continue to be affected by the COVID-19 pandemic. There are no reliable estimates of how long the pandemic will last or how many more people will be affected by it, or its full impact on our business and operations. We operate in the State of California and our operations were initially subject to the "shelter-in-place" order issued by the California Governor in March 2020 (the Stay at Home Order) in addition to orders set by Los Angeles and Kern County governments. The State of California subsequently took a more cautious approach in reopening and even reversed or delayed reopening initiatives in accordance with the California Department of Health's Guidance on Closure of Sectors in Response to COVID-19 on July 1, 2020. On August 31, 2020 California launched a new reopening system to better track when counties will be able to reopen businesses. Our first priority with regard to the COVID-19 pandemic is to provide for the health and safety of our employees, customers, suppliers and others with whom we partner in our business activities. Employees are required to wear masks when working in our offices, while also maintaining proper safe social distancing. Subject to the use of appropriate risk mitigation and safety practices, we are fully continuing our business operations in this unprecedented business environment.
We continue to see signs of a rebound from the impact of the global pandemic and resulting governmental shut downs. In September, the Outlets at Tejon experienced the highest overall sales of any September since our grand opening. Our gas stations at the Tejon Ranch Commerce Center reported fuel volume sales at near pre-COVID-19 levels during August and September. Under California's Blueprint for a Safer Economy, we were just recently allowed to open our full service restaurants, albeit at 25% capacity, and our retail, gas stations, convenience stores and logistic centers remain open. See the Results of Operations by segment for further discussion on COVID-19 impact on our various reporting segments.
In the third quarter of 2020, our mineral resource segment continued to see declines in oil royalties when compared to previous years as the price per barrel has not fully recovered from the global supply of oil exceeding demand during the first part of the year, which was significantly reduced after pandemic-related guidelines impacted and restricted travel. In our commercial/industrial real estate development segment, we have worked with all our commercial tenants, at their request, and agreed to rent payment deferrals into 2021 in order to ease some of the financial burden our tenants have experienced due to the limited foot traffic in their stores, as pandemic-related restrictions limited commercial operations dung the second quarter of 2020. For further discussion on lease deferrals see Real Estate Commercial/Industrial segment discussion below. Lastly, pricing for almonds and pistachios in our farming segment has seen a continued downward trend that may persist for the remainder of the year, largely due to anticipated production levels. Additionally, our pistachio crop did not receive adequate chilling hours during the 2020 winter, severely hampering spring bloom and yields.
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
Summary of Third Quarter and Fiscal 2020 Performance
For the third quarter of 2020, we had net income attributable to common stockholders of $398,000 compared to net income of $47,000 during the previous year. Over the comparative quarters, farming net operating income experienced an $1,806,000 improvement driven by the recognition of insurance proceeds, for lost pistachio yields discussed above, improving pistachio revenues by $3,367,000. Offsetting this improvement was a $2,129,000 increase in farming expenses due to the timing of 2020 almond cost of sales and increased water and irrigation costs. Offsetting this improvement was a $1,106,000 decrease in our share of joint venture operating results due to declines in operating profits for Petro Travel Plaza largely due to COVID-19 closures. Lastly, the Company recorded additional tax expense of $396,000 due to permanent differences related to Section 162(m). The Section 162(m) limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts Jobs Act, which did not impact the Company until this year.
For the first nine months of 2020, we had a net loss attributable to common stockholders of $617,000 compared to net income of $873,000 during the first nine months of 2019. The factors driving our quarterly operating results were also the primary drivers influencing our results for the first nine months of 2020. In addition to those factors, the Company saw a $2,248,000 decrease in commercial/industrial net operating income as a result of not having a land sale like it did in 2019. Offsetting this decrease was a $1,331,000 gain on the sale of real estate to Petro Travel Plaza.
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
During the nine months ended September 30, 2020, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.
Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,468	$1,088	$380	35%
TRCC Leasing	466	427	39	9%
TRCC management fees and reimbursements	153	318	(165)	(52)%
Commercial leases	147	167	(20)	(12)%
Communication leases	229	223	6	3%
Landscaping and other	247	397	(150)	(38)%
Land sale	—	—	—	—%
Total commercial/industrial revenues	$2,710	$2,620	$90	3%
Total commercial/industrial expenses	$2,026	$1,968	$58	3%
Operating income from commercial/industrial	$684	$652	$32	5%

•Commercial/industrial real estate development segment revenues were $2,710,000 for the three months ended September 30, 2020, an increase of $90,000, or 3%, from $2,620,000 for the three months ended September 30, 2019. The increase is attributed to additional spark spread revenues from the Pastoria Energy Facility, which resulted from abnormally high summer energy demand, as the service region experienced record-breaking heat waves during the summer months. The Company does not expect this trend to continue into the fall and winter months. Offsetting the improvements in spark spread revenues were lower management fees, as construction of the TRC-MRC 3 joint venture was completed in 2019 and no construction management fees were earned in 2020 compared to the prior period..
•Commercial/industrial real estate development segment expenses were $2,026,000 for the three months ended September 30, 2020, an increase of $58,000, or 3%, from $1,968,000 for the three months ended September 30, 2019. The increase is primarily caused by an increase in chemicals used in the landscaping department of $27,000 and an increase in maintenance fees of $25,000.

	Nine Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%
Commercial revenues
Pastoria Energy Facility	$3,464	$3,487	$(23)	(1)%
TRCC Leasing	1,290	1,295	(5)	—%
TRCC management fees and reimbursements	529	912	(383)	(42)%
Commercial leases	431	486	(55)	(11)%
Communication leases	699	695	4	1%
Landscaping and other	731	853	(122)	(14)%
Land sale	—	4,313	(4,313)	(100)%
Total commercial revenues	$7,144	$12,041	$(4,897)	(41)%
Total commercial expenses	$5,704	$8,353	$(2,649)	(32)%
Operating income from commercial/industrial	$1,440	$3,688	$(2,248)	(61)%
•Commercial/industrial real estate development segment revenues were $7,144,000 for the first nine months of 2020, a decrease of $4,897,000, or 41%, from $12,041,000 for the first nine months of 2019. The absence of land sales in 2020, as well as the decreased construction management fees, discussed within the quarterly results, drove a majority of this decrease.
•Commercial/industrial real estate development segment expenses were $5,704,000 during the first nine months of 2020, a decrease of $2,649,000, or 32%, from $8,353,000 during the first nine months of 2019. The decrease is attributed the absence of land sales in 2020, as compared to the 2019 land sale transaction associated with our TRC-MRC 3 joint venture, which primarily drove the increase in the prior year.

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
We believe that the FTZ and EDIP, along with our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, including buildings 1.0 million square feet or larger, can provide us with a potential marketing advantage in the future. Our marketing efforts include the Inland Empire region of Southern California, the Santa Clarita Valley of northern Los Angeles County, the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations, and the San Joaquin Valley of California. The Company is constantly analyzing the market and evaluating expansion of industrial buildings for lease as we have done with the buildings developed by TRC-MRC1 and TRC-MRC 3 either on our own or in partnerships.
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

During the quarter ended September 30, 2020, vacancy rates in the Inland Empire decreased by 0.6% to 2.7% from the prior quarter, remaining at six-year lows. Construction completions totaled 3.5 million square feet in the quarter ended September 30, 2020, which is lower than the 5.2 million square feet typically added each quarter for the past five years. The low vacancy rates have led to an increase in lease rates of 1.4% within the Inland Empire. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
During the quarter ended September 30, 2020, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, decreased by 0.3% to 2.4%, remaining at six-year record low. Rents remain at an all-time high and have well surpassed the previous peak seen in 2007. Average asking rents increased 1.2% over the prior quarter.
We expect the commercial/industrial real estate development segment to continue to experience costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to pursue development opportunities. These costs are expected to remain consistent with current levels of expense with any variability in the future tied to specific absorption transactions in any given year.
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
As described earlier, in March and July 2020, in response to the COVID-19 pandemic, California took actions that continue to limit non-essential businesses and services. Most of our operations in this segment have been deemed an "essential" business. In September, the Outlets at Tejon experienced the highest overall sales of any September since our grand opening. Our gas stations at the Tejon Ranch Commerce Center reported fuel volume sales at near pre-COVID-19 levels during August and September. We will, however, continue to monitor the traffic count and assess the collectability of outstanding receivables from our tenants through the COVID-19 pandemic.
Tenants began requesting various forms of rent relief beginning in March 2020 throughout the second and third quarters. Although the requests range in scope, the most common request is for a full or partial rent deferment for three months.
During the nine months ended September 30, 2020, the Company has agreed to defer rent for certain tenants at TRCC, with the requirement that a significant amount of the deferred rent will be fully repaid in 2021. The following table sets forth information regarding the minimum rents billed and deferred for the nine months ended September 30, 2020.

($ in thousands, except for impacted tenants)	Impacted Tenants	Rent Billing[1]	Deferred Rent due to COVID-19	Deferred Rent to be Collected in 2020	Deferred Rent to be Collected in 2021
TRCC Leasing	5	$939	$104	$18	$86
Other Commercial Leases	3	365	$59	13	46
	8	$1,304	$163	$31	$132

Percentage of Rent Deferred			13%

[1]Amounts shown represent rent billing for tenants that had or are undergoing lease renegotiations for the nine months ended September 30, 2020.
Our financial results will be impacted by our ability to collect contractual rents due under our long-term net leases and any additional rent deferrals or contractual modifications.
Real Estate – Resort/Residential:
We are in the preliminary stages of property development for this segment; hence, no revenues or profits are attributed to this segment.
Resort/residential real estate development segment expenses were $273,000 for the three months ended September 30, 2020, a decrease of $309,000, or 53%, from $582,000 for the three months ended September 30, 2019. When compared to the prior year period, the Company experienced a $302,000 decrease in professional service costs. The segment's development projects are currently engaged in litigation and final map processes resulting in fewer ongoing projects.

Resort/residential real estate development segment expenses were $1,225,000 for the first nine months of 2020, a decrease of $647,000, or 35%, from $1,872,000 for the first nine months of 2019. The Company had a $845,000 decrease in professional service costs for the same reasons discussed above for the segment's quarterly operating results. Increases in payroll, stock compensation and overhead costs, net of capitalization, of $185,000 offset some of the savings in professional services. The increase in payroll is primarily attributed to non-recurring severance payments and the issuance of new market-based performance shares.
As of September 30, 2020 COVID-19 has not had a material impact on this segment. The Company will aggressively defend its entitlements against litigation for both Grapevine and Centennial. However, extended court closures under local and state ordinances may delay previously scheduled hearings.
Most of the expenditures and capital investment to be incurred within our resort/residential real estate segment will continue to focus on the following:
•For Centennial, the approved Centennial specific plan includes 19,333 residential units and more than 10.1 million square feet of commercial space. The Company is working with the County of Los Angeles to address litigation filed in the Los Angeles Superior Court. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for further discussion.
•For Grapevine, on December 11, 2018, the Kern County Superior Court ruled we had to amend our EIR by preparing supplemental environmental documentation to further analyze the Grapevine project’s internal capture rate (ICR), which is the percent of vehicle trips remaining within the project. On December 10, 2019, the Kern County Board of Supervisors adopted the supplemental re-circulated EIR prepared in response to the court ruling and reapproved the development of Grapevine unanimously. The Company is working with Kern County to address litigation filed action in the Kern County Superior Court. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for further discussion.
•For MV, we have a fully entitled project and received approvals of Tentative Tract Map 1 for our first four phases of development and of our commercial site plan for the first phase of commercial development. The timing of the MV development in the coming years will depend on the strength of both the economy and the real estate market, including both primary and second home markets. In moving the project forward, we will focus on the preparation of engineering leading to the final map for the first phases of MV, consumer and market research studies and fine tuning of development business plans, as well as defining the possible capital funding sources for this development.
•Over the next several years, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of additional common stock.

Mineral Resources:

	Three Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%
Mineral resources revenues
Oil and gas	$111	$521	$(410)	(79)%
Cement	703	579	124	21%
Rock aggregate	472	412	60	15%
Exploration leases	25	26	(1)	(4)%
Water Sales	—	—	—	—%
Reimbursables and other	11	21	(10)	(48)%
Total mineral resources revenues	$1,322	$1,559	$(237)	(15)%
Total mineral resources expenses	$648	$576	$72	13%
Operating income from mineral resources	$674	$983	$(309)	(31)%

•Mineral resources segment revenues were $1,322,000 for the three months ended September 30, 2020, a decrease of $237,000, or 15%, from $1,559,000 for the three months ended September 30, 2019. The decrease is attributed to a $410,000 decline in oil and gas royalties driven by depressed oil prices as a result of reduced demand and oversupply when compared to the prior period. The decrease was offset by a $184,000 increase in cement, sand, and rock royalties resulting from an uptick in demand from the Company's tenant, National Cement as a result of road infrastructure projects.
•Mineral resources segment expenses were $648,000 for the three months ended September 30, 2020, an increase of $72,000 or 13%, from $576,000 for the three months ended September 30, 2019. Property tax increases, from an increase in assessed mineral values, were the main driver of this change.

	Nine Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%
Mineral resources revenues
Oil and gas	$543	$1,513	$(970)	(64)%
Cement	1,697	1,395	302	22%
Rock aggregate	1,042	917	125	14%
Exploration leases	75	77	(2)	(3)%
Water Sales	5,471	3,980	1,491	37%
Reimbursables and other	448	469	(21)	(4)%
Total mineral resources revenues	$9,276	$8,351	$925	11%
Total mineral resources expenses	$5,240	$5,006	$234	5%
Operating income from mineral resources	$4,036	$3,345	$691	21%

•Mineral resources segment revenues were $9,276,000 for the first nine months of 2020, an increase of $925,000, or 11%, from $8,351,000 for the first nine months of 2019. In 2019, the Company had an unfavorable water sales adjustment of $1,050,000 that was tied to an increase in SWP allocation levels, impacting prior sales pricing. In 2020 however, SWP allocation levels were much lower, which in turn improved pricing, resulting in additional water sales revenues. Also in 2019, the Company experienced improved cement and rock aggregate revenues for the same factors discussed above within the segment's quarterly operating results. Improvements in water sales and cement and rock royalties were offset by a $970,000 decrease in oil and gas royalties driven by the same factors mentioned within the discussion above of the segment's quarterly operating results.
•Mineral resources segment expenses were $5,240,000 for the first nine months of 2020, an increase of $234,000, or 5%, when compared to the same period in 2019. The increase is primarily attributed to the property tax increase discussed within the segment's quarterly operating results above.

As anticipated changes arise in the future related to groundwater management within California, such as limited pumping in the over drafted groundwater basins outside of our lands, we believe that water banking operations, ground water recharge programs, and access to water contracts like those we have purchased in the past will become even more important and valuable in servicing our projects. Although the current SWP water allocation is at 20%, uncertainty remains regarding the possibility of having additional water sales this year given the level of water currently being recovered from Kern County water banks as a result of prior year water banking activities.
Social distancing and California's Stay at Home Order have reduced the demand for oil and gasoline, leading to an oil surplus. Thus far, the price per barrel of oil has decreased over 39% from its December 31, 2019 levels. At these levels, the Company does not expect an increase in oil royalties for the next twelve months. The Company believes that pricing will slowly and gradually improve once consumers feel safe and the global economy reopens, fully. However, it is very difficult to predict when this will occur, particularly given recent spikes in COVID-19 cases across the United States, and the slowing of reopening initiatives in many states, including California.
On July 15, 2020, our largest oil royalty tenant, California Resources Corporation, or CRC, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code that will allow them to improve their liquidity and debt positions. CRC received approval under the voluntary petition on October 13, 2020 and is out of bankruptcy and is once again being traded on public markets.. CRC has also received permission from the courts to allow them to pay lease and oil royalty obligations without interruption. At current prices, CRC has reduced production with no near-term intent to begin new drilling programs until oil prices reach higher levels. CRC has approved permits and drill sites on our land and has delayed the start of drilling as it evaluates the market. A positive aspect of our lease with CRC is that the approved drill sites are in an area of the ranch where the development and production costs are moderate due to the depths being drilled. CRC is current on all payments due to us through September 30, 2020.

Farming:

	Three Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%
Farming revenues
Almonds	$1,252	$598	$654	109%
Pistachios	5,521	2,154	3,367	156%
Wine grapes	1,638	1,622	16	1%
Hay	53	96	(43)	(45)%
Other	73	132	(59)	(45)%
Total farming revenues	$8,537	$4,602	$3,935	86%
Total farming expenses	$8,108	$5,979	$2,129	36%
Operating income (loss) from farming	$429	$(1,377)	$1,806	(131)%

•Farming segment revenues were $8,537,000 for the three months ended September 30, 2020, an increase of $3,935,000, or 86%, from $4,602,000 during the same period in 2019. The changes are primarily attributed to:
◦The sale of 456,000 pounds of pistachios in the three months ended September 30, 2020 compared to 831,000 pounds during the prior year period. The difference in sales volume reduced pistachio revenues by $1,260,000. As a hedge against below average production for its almond and pistachio crops, the Company purchases crop production insurance annually. This insurance will pay for reduced production if crop production in the year falls below the insured levels. Although 2020 is not a down bearing year for pistachios, the crop did not receive adequate chilling hours as a result of the warm 2020 winter. Crops with inadequate chilling hours will have depressed yields and blooms. As a result of this, the Company filed a claim with its insurance provider in order to recuperate a portion of the reduced production revenues as a result of lost production. The insurance claim in the amount of $3,789,000 was finalized during the third quarter and is included in the farming revenues above.
◦Almond revenues increased $654,000 when compared to the prior year period. In 2019, delays in almond processing severely reduced the amount of almonds that could be sold in the third quarter.
•Farming segment expenses were $8,108,000 for the three months ended September 30, 2020, an increase of $2,129,000, or 36%, from $5,979,000 during the same period in 2019. The Company attributes the increase to recording an additional

$983,000 in almond cost of sales in 2020 compared to the timing of almond sales in 2019 discussed within the farming revenue discussion above. The Company also experienced an $895,000 increase in fixed water charges with Wheeler Ridge as a result of the dry 2020 winter rain season. Lastly, the remainder of the increase can be attributed to incurring higher irrigation costs, namely utilities, and corporate allocated insurance costs.

	Nine Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%
Farming revenues
Almonds	$2,113	$1,293	$820	63%
Pistachios	5,555	2,799	2,756	98%
Wine grapes	1,638	1,632	6	—%
Hay	285	332	(47)	(14)%
Other	107	247	(140)	(57)%
Total farming revenues	$9,698	$6,303	$3,395	54%
Total farming expenses	$10,909	$8,402	$2,507	30%
Operating loss from farming	$(1,211)	$(2,099)	$888	(42)%

•Farming segment revenues were $9,698,000 for the first nine months of 2020, an increase of $3,395,000, or 54%, from $6,303,000 during the same period in 2019. Increases in year-to-date revenues occurred for the same reasons described in the segment's quarterly operating results discussion above.
•Farming segment expenses were $10,909,000 for the first nine months of 2020, an increase of $2,507,000, or 30%, from $8,402,000 when compared to the same period in 2019. Increases in year-to-date expenses occurred for the same reasons described in the segment's quarterly operating results discussion above.
Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar, which makes U.S. exports more expensive and decreases demand for the products we produce. China is the second largest purchaser of California almonds and its currency exchange rate has remained steady thus far in 2020. The low value of the U.S. dollar in prior years has helped to maintain strong almond prices in overseas markets. In 2020, the U.S. dollar continue to weaken after the worst of the COVID-19 pandemic hit in the second quarter. Lastly, increased tariffs from China and India, which are major customers of almonds and pistachios, can make American products less competitive and push customers to switch to another producing country.
The Company's agribusiness operations are deemed essential and have been allowed to operate under California's COVID-19 Orders. The Company continues to provide its employees with face masks and safety training to promote a safe working environment. As of the third quarter, COVID-19 has not had a measurable impact on the Company's farming operations.
For 2020, the almond industry is expecting record production due to a great bloom cycle. The industry continues to see strong demand for its product but the expected increase in production has begun to negatively impact prices. The Company's 2020 almond yields saw a small increase over 2019 levels as a result of putting into service two additional almond crop units. The mix of demand has been changed in the near term as a result of COVID-19 as more product is moving through wholesale markets and less through high end users such as restaurants. This temporary trend has also negatively impacted pricing. Thus far, the average price per pound for the 2020 crop is $2.15 per pound compared to $2.80 per pound for the 2019 crop.
Although 2020 is an on production year for pistachios, unfavorable warm winter conditions adversely impacted our pistachio's blooms and yields. Overall 2020 pistachio yields decreased 45% when compared to 2019 which was a down bearing year. In terms of pricing, our 2020 crop is selling for $2.04 per pound compared to $1.98 in 2019. The impact of lower chill hours has impacted pistachio growers in the southern end of the San Joaquin Valley in similar areas as to where we farm and lower production has been seen in these areas. Overall for California, production is up due to 2020 being an on production year and chill hours being greater in growing areas to the north of our lands.
For wine grapes there was not a discernible difference in terms of yields and pricing when compared to prior year.
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

Ranch Operations:

	Three Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%
Ranch Operations revenues
Game management and other [1]	$547	$471	$76	16%
Grazing	397	405	(8)	(2)%
Total Ranch Operations revenues	$944	$876	$68	8%
Total Ranch Operations expenses	$1,164	$1,260	$(96)	(8)%
Operating loss from Ranch Operations	$(220)	$(384)	$164	(43)%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•Ranch operations revenues were $944,000 for the three months ended September 30, 2020, an increase of $68,000, or 8%, from $876,000 for the same period in 2019. The increase is primarily attributed to a $65,000 improvement in film location fees generated from a backlog of demand due to closures during the second quarter due to COVID-19.
•Ranch operations expenses were $1,164,000 for the three months ended September 30, 2020, a decrease of $96,000, or 8%, from $1,260,000 for the same period in 2019. This decline is largely attributed to declines in payroll and headcount.

	Nine Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%
Ranch Operations revenues
Game Management and other [1]	$1,252	$1,353	$(101)	(7)%
Grazing	1,231	1,217	14	1%
Total Ranch Operations revenues	$2,483	$2,570	$(87)	(3)%
Total Ranch Operations expenses	$3,748	$4,003	$(255)	(6)%
Operating loss from Ranch Operations	$(1,265)	$(1,433)	$168	(12)%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•Ranch operations revenues were $2,483,000 for the first nine months of 2020, a decrease of $87,000, or 3%, from $2,570,000 for the same period in 2019. This decline is primarily attributed to having reduced film location fees of $53,000 resulting from closures during the second quarter due to COVID-19.
•Ranch operations expenses were $3,748,000 for the first nine months of 2020, a decrease of $255,000, or 6%, from $4,003,000 for the same period in 2019. This decline is attributed to lower payroll as a result of having fewer employees and also closures within the hunting department during the second quarter due to COVID-19.
Corporate and Other:
Corporate general and administrative costs were $2,121,000 for the three months ended September 30, 2020, an increase of $361,000, or 21%, from $1,760,000 for the same period in 2019. The increase is attributed to stock compensation, net of capitalization, of $738,000 as a result of implementing a new performance stock compensation plan. This increase was offset by a decline in salaries of $254,000, travel and entertainment of $21,000, depreciation and amortization of $29,000, and shareholder related expense of $26,000

Corporate general and administrative costs were $7,148,000 for the first nine months of 2020, an increase of $624,000, or 10%, from $6,524,000 for the same period in 2019. The Company experienced a $1,483,000 increase in stock compensation expense as a result of the new performance stock compensation plan.. This increase was offset by an increase in general and administrative allocations of $248,000, a decrease in salaries of $238,000, a decrease in professional services of $130,000, a decrease in depreciation and amortization of $119,000 and a decrease in travel and entertainment of $40,000.
On April 17, 2020, the Company sold the building and land that was previously operated by a fast food tenant to its joint venture, Petro Travel Plaza, LLC. The Company received a cash distribution of $2,000,000 from the joint venture, and realized a Gain on Sale of Real Estate of $1,331,000.
Joint Ventures:

	Three Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$1,387	$2,244	$(857)	(38)%
Five West Parcel, LLC	(3)	160	(163)	(102)%
18-19 West, LLC	(18)	(13)	(5)	38%
TRCC/Rock Outlet Center, LLC	(834)	(364)	(470)	129%
TRC-MRC 1, LLC	6	14	(8)	(57)%
TRC-MRC 2, LLC	172	158	14	9%
TRC-MRC 3, LLC	383	—	383	100%
Total equity in earnings	$1,093	$2,199	$(1,106)	(50)%

•Equity in earnings were $1,093,000 for the three months ended September 30, 2020, a decrease of $1,106,000 or 50%, from $2,199,000 during the same period in 2019. The changes are primarily attributed to the following:
•An $857,000 decrease for our Petro Travel Plaza Holdings joint venture. For the quarter, the joint venture experienced significant declines in fuel volumes and in fuel margins resulting from reduced sales pricing. Additionally, quick and full service restaurant margins decreased as a result of closures due to COVID-19.
•A $381,000 decrease for our TRCC/Rock Outlet Center joint venture as a result of tenant bankruptcies and lease terminations which resulted in accelerated amortization of tenant allowances, many driven by COVID-19.
•A $163,000 decrease for our Five West Travel Plaza joint venture as a result of selling the building and land during the fourth quarter of 2019.
•A $383,000 improvement in TRC-MRC 3 as a result of the timing of contractual rental revenues when compared to the prior year period. During 2019, the leased up operating property had not begun to recognize contractual rent revenues.

	Nine Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$4,368	$5,720	$(1,352)	(24)%
Five West Parcel, LLC	6	366	(360)	(98)%
18-19 West, LLC	(50)	(40)	(10)	25%
TRCC/Rock Outlet Center, LLC	(1,754)	(1,424)	(330)	23%
TRC-MRC 1, LLC	41	25	16	64%
TRC-MRC 2, LLC	507	399	108	27%
TRC-MRC 3, LLC	511	—	511	100%
Total equity in earnings	$3,629	$5,046	$(1,417)	(28)%

•Equity in earnings were $3,629,000 for the nine months ended September 30, 2020, a decrease of $1,417,000, or 28%, from $5,046,000 during the same period in 2019. The decline is attributed to the same factors discussed within the segment's quarterly operating results discussed above.
In conjunction with providing relief to certain tenants, the TRCC/Rock Outlet Center has agreed to defer rent for certain tenants due to the closure of the outlet center from March 20, 2020 through May 27, 2020. The following table sets forth information regarding the minimum rents billed and deferred to-date at the TRCC/Rock Outlet Center property level for the nine months ended September 30, 2020. TRCC/Rock Outlet Center is continuing to work with tenants to document temporary rent payment relief through rent deferrals. We continue to assess the probability of collecting outstanding receivables related to the 9 tenants that are currently in on-going negotiations. Management will continue to monitor each negotiation diligently, and when determined collectability is not probable, will reserve accordingly.

($ in thousands, except number of tenants)	Tenants[2]	Rent Billing[1]	Rent Relief due to COVID-19	Deferred Rent to be Collected in 2020	Deferred Rent to be Collected in 2021
Rent Deferral Agreements	7	$698	$186	$23	$163
Rent Abatement Agreements	13	$758	$316	N/A3	N/A3
On-Going Deferral Negotiations	9	$946	$—	$—	$—

Percentage of Rent Deferred or Abated			21%

[1]Amounts shown represent rent billing for tenants that had or are undergoing lease renegotiations for the nine months ended September 30, 2020.
[2] Excludes percentage rent tenants.
[3] Not applicable for rent abatement.

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
Income Taxes
For the nine months ended September 30, 2020, the Company had net income tax expense of $1,111,000 compared to $320,000 for the nine months ended September 30, 2019. The effective tax rates approximated 229% and 27% for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, income tax receivables were $274,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company recognized income tax expense primarily as a result of permanent differences related to Section 162(m) limitations and discrete tax expense associated with stock compensation. The Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts Jobs Act, which did not impact the Company until this year. The discrete item was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the quarter represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have an impact on the Company's current income tax payable.
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
Our cash, cash equivalents and marketable securities totaled $50,354,000 at September 30, 2020, a decrease of $15,836,000 from $66,190,000 as of December 31, 2019.
The following table shows our cash flow activities for the nine months ended September 30,

(in thousands)	2020	2019
Operating activities	$7,588	$555
Investing activities	$6,812	$(8,512)
Financing activities	$(5,351)	$1,162
Operating Activities
During the first nine months of 2020, the Company's operations provided $7,588,000. The primary drivers was distributions of $6,269,000 from our unconsolidated joint ventures. Additionally, we collected on a portion of our outstanding receivables related to farming.
During the first nine months of 2019, the Company's operations provided $555,000. The primary drivers were $3,656,000 in receivables collections offset by payments on current liabilities of $2,952,000.
Investing Activities
During the first nine months of 2020, investing activities provided $6,812,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $15,407,000, which includes predevelopment activities for our master planned communities; $3,117,000 consisting of planning and permitting primarily related to the preparation of final maps for Phase 1 of MV; expenditures relating to litigation of $1,560,000 for Grapevine, and costs related to litigation defense for Centennial of $2,424,000. At TRCC, we spent $4,441,000 on water treatment infrastructure improvements and general planning. Within our farming segment, we spent $3,741,000 developing new almond orchards, which includes cultural costs for 2020 for orchards not currently in production, and replacing machinery and equipment. Also within investing activities, we had investment security maturities of $30,452,000, of which $5,610,000 was reinvested. The Company also sold building and land in April 2020 that was previously operated by a fast food tenant to its joint venture, Petro Travel Plaza, LLC for $2,000,000. Lastly, the Company used $2,633,000 to acquire long-term water assets.
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
As we move forward, we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments, including the investments summarized below.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2020 is primarily related to our real estate projects. These estimated investments include approximately $1,899,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. We also plan to invest approximately $331,000 to continue the development of new almond orchards and replacing farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. Lastly, we expect to invest up to $2,951,000 for land planning, litigation, mapping, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2020.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2020 and 2019, was $2,059,000 and $2,116,000, respectively and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $2,742,000 and $2,877,000 for the nine months ended September 30, 2020 and 2019, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first nine months of 2020, financing activities used $5,351,000, which was attributable to long-term debt service of $3,767,000 and tax payments on vested share grants of $1,584,000.
During the first nine months of 2019, financing activities provided $1,162,000 as a result of drawing $5,000,000 on the Company's RLC. This was offset by long-term debt service of $2,994,000 and tax payments on vested share grants of $844,000.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. The ongoing pandemic, COVID-19, continues to have a negative impact on traffic, consumer spend and demand for fuel, which have a direct impact on our operations, we also continue to experience lower oil royalties, which can negatively impact our cash flows. In response to this, we will continue to evaluate our operations for expense reductions and cash savings. Based on our experience, and assuming the impacts of the COVID-19 do not materially worsen, we believe we will have adequate cash flows, cash balances, and availability on our line of credit (discussed below) over the next twelve months to fund internal operations. COVID-19 has not impacted our ability to access traditional funding sources. As we move forward with the completion of the litigation, permitting and engineering design for our master planned communities and prepare to move into the development stage, we will need to secure additional funding through the issuance of equity and secure other forms of financing such as joint ventures and possibly debt financing.
We continuously evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and the incurrence of additional debt.

Capital Structure and Financial Condition
At September 30, 2020, total capitalization at book value was $503,136,000, consisting of $58,129,000 of debt and $445,007,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 11.6%.
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

The Amended Term Note had a $55,879,000 balance as of September 30, 2020. The interest rate per annum applicable to the Amended Term Loan is LIBOR (as defined in the Amended Term Note) plus a margin of 170 basis points. The interest rate for the term of the Amended Term Note has been fixed through the use of an interest rate swap at a rate of 4.16%. The Amended Term Note requires monthly amortization payments pursuant to a schedule set forth in the Amended Term Note, with the final outstanding principal amount due June 5, 2029. The Amended Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The RLC had no outstanding balance as of September 30, 2020 and December 31, 2019. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC (which matures in October 2024), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
The Amended Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At September 30, 2020 and December 31, 2019, we were in compliance with the financial covenants.
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
We also have a $4,750,000 promissory note agreement whose principal and interest due monthly began October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of September 30, 2020 was $2,250,000.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, distributions from joint ventures, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt or drawdowns against our line of credit, proceeds from the reimbursement of public infrastructure costs through CFD bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of additional common stock.
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
Although we have a strong liquidity position at September 30, 2020 with $50,354,000 in cash and securities and $35,000,000 available on our RLC to meet any short-term liquidity needs, we have taken steps to maximize positive cash flow, in case a lack of liquidity in the economy resulting from the responses to the COVID-19 pandemic limits our access to third party funding. We are doing this by responsibly limiting cash expenditures to the extent practical. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of September 30, 2020, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$261,952	$10,994	$20,909	$21,636	$208,413
Long-term debt	58,129	4,251	9,065	9,909	34,904
Interest on long-term debt	13,503	2,325	4,100	3,308	3,770
Cash contract commitments	7,435	3,611	1,458	518	1,848
Defined Benefit Plan	3,829	69	587	720	2,453
SERP	4,826	132	1,041	990	2,663
Tejon Ranch Conservancy	1,000	200	800	—	—
Financing fees	163	163	—	—	—
Total contractual obligations	$350,837	$21,745	$37,960	$37,081	$254,051
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
As discussed in Note 13 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. We contributed $165,000 to our defined benefit plan in 2020.
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

Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to certain bonds issued by the CFDs:

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	2 -3 Years	4 -5 Years	After 5 Years
Other Commercial Commitments:
Standby letter of credit	$4,393	$4,393	$—	$—	$—
Total other commercial commitments	$4,393	$4,393	$—	$—	$—
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
In connection with the sale of bonds there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes as of September 30, 2020, that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation as of September 30, 2020.
At September 30, 2020, aggregate outstanding debt of unconsolidated joint ventures was $134,249,000. We provided a guarantee on $119,215,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we, as of September 30, 2020, do not currently expect the guarantee to be called upon. We do not provide a guarantee on the $15,034,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net income (loss)	$384	$37	$(626)	$870
Net loss attributable to non-controlling interest	(14)	(10)	(9)	(3)
Net income (loss) attributable to common stockholders	398	47	(617)	873
Interest, net
Consolidated	(455)	(294)	(834)	(972)
Our share of interest expense from unconsolidated joint ventures	653	708	1,971	2,176
Total interest, net	198	414	1,137	1,204
Income taxes	403	7	1,111	320
Depreciation and amortization:
Consolidated	1,455	1,426	3,635	3,562
Our share of depreciation and amortization from unconsolidated joint ventures	1,167	1,013	3,222	3,147
Total depreciation and amortization	2,622	2,439	6,857	6,709
EBITDA	3,621	2,907	8,488	9,106
Stock compensation expense	1,167	338	3,566	1,930
Adjusted EBITDA	$4,788	$3,245	$12,054	$11,036
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Commercial/Industrial operating income	$684	$652	$1,440	$3,688
Plus: Commercial/Industrial depreciation and amortization	117	144	367	432
Plus: General, administrative, cost of sales and other expenses	1,816	1,564	4,950	7,460
Less: Other revenues including land sales	(401)	(515)	(1,260)	(5,878)
Total Commercial/Industrial net operating income	$2,216	$1,845	$5,497	$5,702

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Net operating income	2020	2019	2020	2019
Pastoria Energy Facility	$1,467	$1,088	$3,464	$3,487
TRCC	377	375	935	1,071
Communication leases	229	223	683	683
Other commercial leases	143	159	415	461
Total Commercial/Industrial net operating income	$2,216	$1,845	$5,497	$5,702
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net income of unconsolidated joint ventures	$1,724	$3,653	$5,802	$8,187
Interest expense of unconsolidated joint ventures	1,288	1,384	3,881	4,251
Operating income of unconsolidated joint ventures	3,012	5,037	9,683	12,438
Depreciation and amortization of unconsolidated joint ventures	2,204	1,901	6,072	5,920
Net operating income of unconsolidated joint ventures	$5,216	$6,938	$15,755	$18,358

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
The RLC had no outstanding balance as of September 30, 2020. The interest rate on the RLC can either float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one of which was for $55,879,000 as of September 30, 2020 and is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.16%. The outstanding balance on the second term loan as of September 30, 2020 was $2,250,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time to time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first term loan (discussed here).
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2020
(In thousands except percentage data)

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Assets:
Marketable securities	$11,395	$2,775	$—	$—	$—	$—	$14,170	$14,199
Weighted average interest rate	1.94%	0.99%	—%	—%	—%	—%	1.76%
Liabilities:
Long-term debt ($4.75M note)	$59	$244	$254	$265	$277	$1,151	$2,250	$2,250
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt (Amended Term Loan)	$992	$4,051	$4,221	$4,429	$4,624	$37,562	$55,879	$55,879
Weighted average interest rate	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%

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
With respect to accounts receivables, the amount at risk primarily relates to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $9,731,000 of accounts receivable outstanding at September 30, 2020, $1,370,000, or 14%, is at risk to changing prices. Of the amount at risk to changing prices, $898,000 is attributable to pistachios and $471,000 is attributable to almonds.
The price estimated for the remaining accounts receivable for pistachios recorded at September 30, 2020 was $2.04 per pound and $1.98 per pound at December 31, 2019. For each $0.01 change in the price per pound of pistachios, our receivable for pistachios increases or decreases by $4,400. Although the final price per pound of pistachios, and therefore the extent of the risk is presently unknown, pricing over the past three years has ranged from $1.98 to $2.04. With respect to almonds, the price estimated for the remaining receivable at September 30, 2020 was $2.63 per pound, as compared to $2.63 per pound at December 31, 2019. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $1,800. The range of final prices over the last three years for almonds has ranged from $2.57 to $2.63 per pound.

ITEM 4. CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.
(b)Changes in Internal Control Over Financial Reporting
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 12 (Commitments and Contingencies) in the Notes to Unaudited Consolidated Financial Statements in this report.

Item 1A. Risk Factors
The following supplements and updates the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by the risk factors in Part II, Item 1A "Risk Factors" in our Quarterly Report for the quarterly period ended March 31, 2020 and June 30, 2020.. If any of the risks discussed in these filings occur, our results of operations could be adversely affected. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factor constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q for more information.

Risks Related to Our Business

Our results of operation could be adversely affected by the ongoing COVID-19 pandemic.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. This outbreak, which has spread widely throughout the United States and nearly all other regions of the world, has prompted federal, state and local governmental authorities in the United States to declare states of emergency and institute preventative measures to contain and/or mitigate the public health effects. These preventative measures, which include quarantines, shelter-in-place orders and similar mandates that substantially restrict daily activities for many individuals, as well as orders calling for the closure and/or curtailment of operations for many businesses, have caused and continue to cause significant disruption to businesses in affected areas, as well as the financial markets both globally and in the United States, more broadly. In California, the gradual re-opening and redeployment of quarantine measures has had an adverse impact on our operations and those of our commercial tenants.
In response to the COVID-19 pandemic and measures taken by applicable governmental authorities, beginning in mid-March 2020 and continuing with California's blueprint for reducing COVID-19, which was released in August 2020, our employees are required to wear masks when working in our offices, while also maintaining proper safe social distancing. Subject to the use of appropriate risk mitigation and safety practices, we are continuing our business operations while adhering to California's blueprint criteria for activities within the state, which include in-door dining and retail shopping restrictions. We believe these measures were advisable and in the best interests of our employees, suppliers, customers and communities. Further, in the event any of our employees, and/or employees of our service providers or trade partners, contract COVID-19 or are otherwise compelled to self-quarantine, we may experience shortages in labor and services that we require for our operations.
A majority of our segments were exempt from the application of “stay-at-home” orders, yet are able to continue operating under California's blueprint as discussed above. Decreases in traffic and minimal indoor options have led our gas stations and quick service restaurants to reduce hours and manage labor as cost saving measures, which impacted their revenues. Some of our commercial tenants have sought and received rent deferrals and may seek further relief to the extent pandemic-related restrictions continue to significantly impact their operations.
We may also be materially and adversely affected by the disruptions to U.S. and local economies that result from the COVID-19 pandemic, including reduced consumer confidence, unemployment levels, wage growth and fluctuating interest rates. The COVID-19 pandemic has resulted in substantial volatility in U.S. and international debt and equity markets and has caused significant decreases in the market prices of equity securities, including our common stock. The possibility of a prolonged recession or economic downturn could result in, among other things, a decrease in demand for consumer goods and a diminished value in our real estate investments, including potential impairments.
Ultimately, the effects of the COVID-19 pandemic on our business and results of operation will depend upon future developments, including the severity of COVID-19 and the duration of the outbreak; the duration of social distancing and shelter-in-place orders; further mitigation strategies taken by applicable government authorities; the availability of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19; the impacts on our supply chain; the health of our employees, service providers and trade partners; and the reactions of U.S. and global markets and their effects on consumer confidence and spending. Such adverse effects, however, may continue to include decreases in the following: oil prices, commodity prices, and traffic, which our commerce center is highly dependent on, and which impacted our results of operations during the third quarter of 2020. Volume of activity within TRCC did begin to improve in late summer and early fall, which has begun to help our tenants. The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, any of which could have a material effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.5	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 22
10.33	Revolving Line of Credit	FN 22
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders LLC, Redemption and Withdrawal Agreement - Lewis Tejon Member, LLC	FN 28

10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	*Executive Officer Severance Agreement - Gregory S. Bielli	FN 38
16.1	Letter dated March 19, 2019 from Ernst & Young LLP to the Securities and Exchange Commission	FN 36
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 99.1 to our Current Report on Form 8-K filed May 26, 2020, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 99.1 to our Current Report on Form 8-K filed on May 26, 2020, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on May 8, 2013, for the period ending March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 22	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.31-10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 34	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ending September 30, 2019, is incorporated herein by reference.

FN 35	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ending September 30, 2019, is incorporated herein by reference.
FN 36	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 99.1 to our Current Report on Form 8-K filed on March 21, 2019, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

November 3, 2020	/s/ Gregory S. Bielli
Date	Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2020	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)