Form 10-K
period 2020-12-31
TEJON RANCH CO
filed 2021-03-03
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             Commission file number: 1-07183
TEJON RANCH CO.
(Exact name of registrant as specified in its charter)
Delaware                         77-0196136
(State or other jurisdiction of incorporation or organization.) (I.R.S. Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☒	Smaller reporting company		☒
		Emerging growth company		☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒
The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2020 was $377,594,813 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.

The number of the Company’s outstanding shares of Common Stock on February 28, 2021 was 26,285,692.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders relating to the directors and executive officers of the Company are incorporated by reference into Part III.

PART I
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements, including without limitation, statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices, and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, and of current assets and contracts to meet our water and other commitments, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness, ongoing negotiations, the uncertainties regarding the expected impact of COVID-19 on the Company, its customers, suppliers, global economic conditions, and other future events and conditions. In some cases, these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process,” “designed to,” or “envisioned to” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, the impact of COVID-19 and the actions taken by governments, businesses, and individuals in response to it, weather, market and economic forces, availability of financing for land development activities, and competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A, “Risk Factors” of this report.

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
These activities are performed through our five reporting segments:
Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of downtown Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield. We create value by securing entitlements for our land, facilitating infrastructure development, strategic land planning, monetization of land through development and/or sales, and conservation in order to maximize the highest and best use for our land. We are involved in seven joint ventures that either own, develop, and/or operate real estate properties. We enter into joint ventures as a means to facilitate the development of portions of our land.
The COVID-19 Pandemic
Our first priority with regard to the COVID-19 pandemic is to provide for the health and safety of our employees, customers, suppliers and others with whom we partner. We are fully committed to continuing our essential business operations in this unprecedented environment, subject to appropriate risk mitigation and safety practices. Employees are required to wear masks and maintain proper social distancing. The commercial real estate operations that we and our joint ventures operate, are comprised of major national restaurant, retail and fuel brands that follow nationally accepted safety standards that help mitigate the spread of COVID-19.
The U.S. and global economies continue to be affected by the COVID-19 pandemic. There are no reliable estimates of how long the pandemic will last or how many more people will be affected by it, or its continued impact on our business. The return to normalcy is highly contingent on, among other things, the wide spread dissemination and use of an effective vaccine, which is still in its very early stages of distribution. Additionally, the efficacy of current vaccines on newer and potentially more lethal strains of COVID-19 is still being investigated by the scientific community and may also impact the return to normalcy.
We operate in the State of California and our operations were initially subject to the "shelter-in-place" order issued by the California Governor in March 2020, in addition to orders set by Los Angeles and Kern County governments. The State of California took an extremely cautious approach in reopening and even re-imposed statewide stay-at-home orders during the winter of 2020. On January 26, 2021, California lifted regional stay-at-home orders across the state, returning the state to a system of county-by-county restrictions. Kern County and Los Angeles County are rated Purple, as of the date of this report, and represents widespread COVID-19 transmission risk under California's Blueprint for a Safer Economy. Under such circumstances, our farming and mineral resources segments have operated and may continue to operate as normal, while our retail outlets can currently operate at 25% capacity and our restaurants can operate for take-out and outdoor dining only.

The actions taken by governments, other businesses, and individuals in response to the pandemic did have and will continue to have an impact our results of operations and overall financial performance. In 2020, we evaluated our operations for expense reductions and cash savings by renegotiating contracts and pricing with a significant portion of our vendors, and right sizing our labor needs. We will continue to monitor and evaluate our needs for expense reduction throughout 2021.
Please see the "Results of Operations" by Segment in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the impact of COVID-19 on our various reporting segments.

Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets.  A key element of our strategy is to entitle and then develop large-scale mixed-use master planned residential and commercial/industrial real estate projects to serve the growing populations of Southern and Central California.  Our mixed-use master planned residential developments have been approved to collectively include up to 35,278 housing units, and more than 35 million square feet of commercial space.  We have obtained entitlements on Mountain Village at Tejon Ranch, or MV, and the tentative tract map for the first four phases of residential development in MV has been approved, as well as the commercial site plan for the first phase of commercial development in MV. Centennial, at Tejon Ranch, or Centennial, had entitlements approved in December 2018, and received legislative approvals in April 2019 from the Los Angeles County Board of Supervisors. The Kern County Board of Supervisors unanimously reapproved the Grapevine at Tejon Ranch project, or Grapevine in 2019. We are currently engaged in construction, commercial sales, and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC. In January 2021, the Kern County Board of Supervisors approved two Conditional Use Permits, authorizing development of multi-family apartment uses within the Tejon Ranch Commerce Center, on a 27-acre site located immediately north of the Outlets at Tejon. This authorization allows the Company to develop up to a maximum of 495 multi-family residences, in thirteen apartment buildings, as well as approximately 6,500 square feet of community amenity space and 8,000 square feet of community serving retail on the ground floor of a portion of the residential buildings. All of these efforts are supported by diverse revenue streams generated from other operations including: farming, mineral resources, and our various joint ventures.

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

Segment Revenues
$ (Thousands)
80,000
60,000
40,000
20,000
0
2020
2019
2018
Real Estate
Ranch Operations
Mineral Resources
Farming

Segment Profit and Loss
10,000
7,500
5,000
2,500
0
-2,500
-5,000
$ (Thousands)
2020
2019
2018
Real Estate
Ranch Operations
Mineral Resources
Farming
Resort Residential

Note: Our Resort Residential reporting segment did not report revenues in the periods reported herein.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing segments for the last three years:

FINANCIAL INFORMATION ABOUT SEGMENTS
(Amounts in thousands of dollars)

	Year Ended December 31,
	2020	2019	2018
Revenues and Other Income
Real Estate—Commercial/Industrial	$9,536	$16,792	$8,970
Mineral Resources	10,736	9,791	14,395
Farming	13,866	19,331	18,563
Ranch operations	3,692	3,609	3,691
Segment revenues	37,830	49,523	45,619
Investment income	884	1,239	1,344
Revenues and other income	38,714	50,762	46,963
Equity in earnings of unconsolidated joint ventures	4,504	16,575	3,834
Total revenues and other income (1)	$43,218	$67,337	$50,797
Segment Profits (Losses) and Net Income
Real Estate—Commercial/Industrial	$2,414	$3,831	$2,724
Real Estate—Resort/Residential	(1,612)	(2,247)	(1,530)
Mineral Resources	4,322	3,973	8,172
Farming	(1,237)	4,080	2,535
Ranch operations	(1,204)	(1,707)	(1,760)
Segment profits (2)	2,683	7,930	10,141
Gain on sale of real estate	1,331	—	—
Investment income	884	1,239	1,344
Other income (loss)	110	(1,824)	(59)
Corporate expenses	(9,430)	(9,361)	(9,705)
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	(4,422)	(2,016)	1,721
Equity in earnings of unconsolidated joint ventures	4,504	16,575	3,834
Income before income taxes	82	14,559	5,555
Income tax expense	829	3,980	1,320
Net (loss) income	(747)	10,579	4,235
Net loss attributable to non-controlling interest	(7)	(1)	(20)
Net (loss) income attributable to common stockholders	$(740)	$10,580	$4,255
Identifiable Assets by Segment (3)
Real estate—commercial/industrial	$73,317	$76,814	$65,929
Real estate—resort/residential	297,052	286,801	273,620
Mineral Resources	57,797	55,049	54,144
Farming	38,090	41,258	40,835
Ranch operations	2,442	2,624	2,973
Corporate	67,651	76,876	91,547
Total assets	$536,349	$539,422	$529,048
(1) Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional detail on segment revenues.
(2) Segment profits are revenues less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
(3) Total Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, land, buildings, and improvements.

Real Estate Development Overview
Our real estate operations consist of the following activities: real estate development, commercial land sales and leasing, land planning and entitlement, and conservation.
Interstate 5, one of the nation’s most heavily traveled freeways, brings in excess of 88,000 vehicles per day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding three interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 and Highway 138 corridors, which includes TRCC in Kern County, Centennial, a mixed-use master planned community on our land in Los Angeles County, MV, a resort and residential community in Kern County, and Grapevine, a mixed-use master planned community on our land in Kern County. TRCC includes developments east and west of Interstate 5 at TRCC-East and TRCC-West, respectively.
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
✓ US Army Corps of Engineers
Obtain Permitting to Commence Construction
Centennial
Mountain Village

Bakersfield
5
To Sacramento
99
119
Lamont
58
223
Arvin
Taft
Tehachapi
166
Tejon Ranch Commerce Center
Tejon Ranch
Grapevine
Mountain Village
Frazier Park
Centennial
138
5
To Los Angeles
33
Angeles National Forest

Operating Segments
Real Estate - Commercial/Industrial
Our real estate commercial/industrial segment includes: planning, and permitting of land for development; construction of infrastructure; the construction of pre-leased buildings; the construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment also includes activities related to communications leases and landscape maintenance fees. At the heart of our real estate commercial/industrial segment is TRCC, a 20 million square foot commercial/industrial development on Interstate 5 just north of the Los Angeles basin. Nearly six million square feet of industrial, commercial and retail space has already been developed, including distribution centers for IKEA, Caterpillar, Famous Footwear, L'Oreal, Camping World and Dollar General. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the west coast’s principal north-south goods movement corridor.

The  U.S. Department of Commerce expanded the Foreign Trade Zone (FTZ) it previously granted, covering all the industrial sites within TRCC, an area totaling 1,094 acres. The FTZ designation allows the user within the FTZ to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of the zone. This FTZ designation is further supplemented by the Economic Development Incentive Policy, or EDIP, adopted by the Kern County Board of Supervisors. EDIP is aimed to expand and enhance the County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. The EDIP provides incentives such as assistance in obtaining state tax incentives, building supporting infrastructure, and workforce development.

TRCC Residential:
On January 6, 2021, the Kern County Board of Supervisors approved two Conditional Use Permits (CUP) which will authorize development of multi-family apartment uses within the Tejon Ranch Commerce Center. The approved CUP's authorize the Company to develop up to a maximum of 495 multi-family residences, in thirteen apartment buildings, as well as approximately 6,500 square feet of community amenity space and 8,000 square feet of community retail on the ground floor of a portion of the residential buildings. The development would be located on a 27-acre site located immediately north of the Outlets at Tejon. The Company will allocate resources to this project during 2021 to advance this new project at TRCC, providing the much needed housing for the thousands of employees currently working at the various distribution centers, retailers and fast-food restaurants at TRCC.
Construction:
We formed TRC-MRC 3, a joint venture with Majestic Realty Co., or Majestic, a Los Angeles-based commercial/industrial developer, to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building at TRCC-East in 2018. The construction of the industrial building was completed in the fourth quarter of 2019, and the Company has leased 100% of the rentable space to two tenants.
Also in 2019, we completed construction of a 4,900 square foot multi-tenant retail building at TRCC-East. We contributed this multi-tenant building and underlying land to our joint venture with TravelCenters of America Inc. In return for this land contribution, the Company received a priority distribution right of $2.8 million from the joint venture. The joint venture opened this location for operations in 2020, operating several national brands including Dunkin' Donuts, Jamba Juice, Charleys Philly Steaks, and Baskin Robbins.
The following is a summary of the Company's commercial, retail and industrial real estate developments as of December 31, 2020:

($ in thousands)
Project	Cost to Date	Estimated Cost to Complete	Total Estimated Cost at Completion	Estimated Completion Date
Tejon Ranch Commerce Center	$90,294	$70,083	$160,377	TBD
Less: Reimbursements from TRPFFA[1]	76,891	50,537	127,428	TBD
TRCC Development Costs, net	$13,403	$19,546	$32,949

[1]The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and Tejon-Castac Water District, or TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA, through bond sales, will reimburse the Company for qualifying infrastructure costs at TRCC.

The following table summarizes total entitlements for TRCC as of December 31, 2020:

(in square feet)	Industrial	Commercial Retail
Total entitlements received	19,300,941	956,309
Total entitlements used	5,296,669	637,695
Entitlements available	14,004,272	318,614

Master Land Use Plan

TEJON RANCH
COMMERCE CENTER

99
5
TO BAKERSFIELD
WHEELER RIDGE ROAD
FUTURE INDUSTRIAL BUILDING
IKEA
CAMPING WORLD
CATERPILLAR
DOLLAR GENERAL & L'ORÉAL
TRAVEL CENTERS OF AMERICA
n.a.p.
FAMOUS FOOTWEAR
PETRO TRAVEL PLAZA
OUTLETS
LAVAL ROAD WEST
LAVAL ROAD
HELD FOR DEVELOPMENT
DOLLAR GENERAL
VISION & IKEA MEDIA
IKEA
TO LOS ANGELES
WHOLLY-OWNED by TEJON RANCH
Income Producing Properties
JOINT VENTURES
Petro Travel Plaza Holdings - 60%*
Rockefeller Group - 50%*
Majestic Realty - 50%*
*Represents TRC's ownership percentage interest
Held by 3rd Party
TRC Land Held for Development
Land with Land Improvements - Multi-Family / Retail
Land with Land Improvements - Retail
Land with Land Improvements - Industrial
Land without Land Improvements - Industrial
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
We believe that our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, can provide us with a potential marketing advantage in the future. We continue our marketing efforts targeting industrial users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley for whom we may be an attractive provider due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of smaller facilities, but often are looking to expand operations and cannot find larger size buildings in these markets.
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
During 2020, vacancy rates in the Inland Empire dropped to a historic low of 2.6% compared to 3.5% in 2019, with 2020 net absorption totaling 23,805,058 square feet. Asking rents continued to rise by 5.6% year-over-year. The Inland Empire industrial market has not been negatively impacted by the ongoing COVID-19 pandemic. As lease rates increase in the Inland Empire, we often times have greater pricing advantages due to our lower land basis.
During 2020, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, increased to 2.3%, compared to 1.4% in 2019. Rents have been increasing for the past seven years, and is forecasted to stabilize at the current level at $0.86 PSF NNN. Industrial vacancy rates are expected to continue to drop, and industrial users seeking larger spaces are having to go further north into neighboring Kern County and particularly, TRCC which has attracted increased attention as market conditions continue to tighten. In 2020, the Los Angeles and Long Beach Port container traffic remained high at 14.69 million Twenty-Foot Equivalent Units, or TEU's compared to 14.57 million TEU in 2019. TEU is a measure of a ship's cargo carrying capacity. The dimensions of one TEU are equal to that of a standard shipping container measuring 20 feet long by 8 feet tall.
Joint Ventures:
Our joint venture with TA/Petro owns and operates two travel and truck stop facilities, restaurants, and five separate gas stations with convenience stores within TRCC-West and TRCC-East.
We are involved in three joint ventures with Majestic to develop, lease, manage, and/or acquire industrial buildings within TRCC. The three joint ventures currently own and operate three industrial buildings occupying over 1.7 million rentable square feet.
At December 31, 2020, we were involved in two joint ventures with Rockefeller Development Group (RDG). The two joint ventures are: (1) 18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West; and (2) TRCC/Rock Outlet Center LLC, which operates the Outlets at Tejon. Our Five West Parcel, LLC joint venture with RDG was dissolved in the fourth quarter of 2020. In 2019, Five West Parcel, LLC sold the building and land within the joint venture to a third party at a sales price of $29,088,000, recognizing a gain of $17,537,000. Our 18-19 West LLC joint venture entered into a land purchase option agreement with the third-party that purchased the Five West building and land, to purchase lots 18 and 19 at a price of $13.8 million through the option period ending May 21, 2021. If the option is extended to November 21, 2021, the price increases to $15.2 million. The land option expires in the fourth quarter of 2021.
In conjunction with providing relief to certain tenants as a result of the COVID-19 pandemic, the TRCC/Rock Outlet Center has agreed to defer rent for certain tenants due to the closure of the outlet center from March 20, 2020 through May 27, 2020. The following table sets forth information regarding the minimum rents billed and deferred to-date at the TRCC/Rock Outlet Center property level for the year-ended December 31, 2020. TRCC/Rock Outlet Center is continuing to work with tenants on temporary rent payment relief through rent deferrals. We continue to assess the probability of collecting outstanding receivables related to the two tenants with whom we are currently in on-going negotiations. Management will continue to monitor each negotiation diligently, and when determined collectability is not probable, will reserve accordingly.

($ in thousands, except number of tenants)	Tenants[2]	Rent Billing[1]	Rent Relief due to COVID-19	Deferred Rent Contractually Due in 2020	Deferred Rent Contractually Due in 2021
Rent Deferral Agreements	8	$977	$217	$24	$193
Rent Abatement Agreements	17	$1,413	$575	N/A3	N/A3
On-Going Deferral Negotiations	2	$269	$—	$—	$—
	27	2,659	792	24	193

Percentage of Rent Deferred or Abated			30%

[1]Amounts shown represent rent billing for tenants that had or are undergoing lease renegotiations as of the year-ended December 31, 2020. Of the total contractual rent billings of $2.7 million, $0.8 million was subject to COVID-19 rent relief, while $1.9 million was contractually due as of December 31, 2020.

[2] Excludes percentage rent tenants.
[3] Not applicable for rent abatement.
Leasing:
Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to two auto service stations with convenience stores, 13 fast-food operations, a full-service restaurants, a motel, an antique shop, and a post office.
In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, fiber optic cable routes, and 32 acres of land to Pastoria Energy Facility, L.L.C., or PEF, for an electric power plant.
In response to the COVID-19 pandemic, tenants began requesting various forms of rent relief beginning in March 2020 and although the requests range in scope, the most common request is for a full or partial rent deferment for three months. During the twelve months ended December 31, 2020, the Company has agreed to defer rent for certain tenants at TRCC, with the requirement that a significant amount of the deferred rent will be fully repaid in 2021. The following table sets forth information regarding the minimum rents billed and deferred for the twelve months ended December 31, 2020.

($ in thousands, except for impacted tenants)	Tenants	Rent Billing[1]	Deferred Rent due to COVID-19	Deferred Rent Contractually Due in 2020	Deferred Rent Contractually Due in 2021
TRCC Leasing	5	$1,362	$104	$18	$86
Other Commercial Leases	3	522	$70	13	57
	8	$1,884	$174	$31	$143

Percentage of Rent Deferred			9%

[1]Amounts shown represent rent billing for tenants that had or are undergoing lease renegotiation for the twelve months ended December 31, 2020. Of the total contractual rent billings of $1.9 million, $0.2 million was subject to COVID-19 rent relief, while $1.7 million was contractually due as of December 31, 2020.

The following table summarizes information with respect to lease expirations for our consolidated entities as of December 31, 2020.

Year of Lease Expiration	Number of Expiring Leases	RSF of Expiring Leases	Annualized Base Rent[1]	Percentage of Annual Minimum Rent
2021	6	60,722	$239	3.97%
2022	6	47,614	$383	6.36%
2023	5	4,640	$394	6.54%
2024	—	—	$—	—%
2025	5	60,208	$536	8.90%
2026	3	4,645	$259	4.30%
2027	1	1,801	$62	1.03%
2028[2]	1	—	$14	0.23%
2029[3]	1	1,394,000	$3,794	63.00%
2030	—	—	$—	—%
2031	—	—	$—	—%
Thereafter	4	193,207	$341	5.66%
1 - Annualized base rent is calculated as monthly base rent (cash basis) per the lease, as of the reporting period, multiplied by 12. Annualized base rent shown in thousands.
2 - This lease pertains to a communication lease that does not have defined rentable square feet.
3 - This amount includes 32 acres of the PEF ground lease.
For the year ended December 31, 2020, we had two lease renewals and three lease expirations. These expirations represented less than 5% of annualized base rent.
Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our 2020 commercial/industrial operating results.

Real Estate - Resort/Residential
Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering, and land stewardship and conservation activities. We have three major resort/residential communities within this segment:
•Mountain Village at Tejon Ranch
•Centennial at Tejon Ranch
•Grapevine at Tejon Ranch
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
As we embark on our mixed-use master planned communities, we understand that it can take up to 25 years, or longer, to complete from commencement of construction. The entitlement process for development of property in California is complex, lengthy (spanning multiple years) and costly, involving numerous federal, state, and county regulatory approvals. We are unable to determine anticipated completion dates for our real estate development projects with certainty because the time for completion is heavily dependent on the regulatory approvals necessary for land development. Also, as a real estate developer, we are cognizant of the micro- and macro-economic factors that have a significant influence on the real estate sector. As a developer, one would be at an economic disadvantage to bring product to market with no willing or able buyers. This ebb and flow of the economy also plays into the timing of our completion date. Costs will also fluctuate over the life of these projects as a result of the cost of labor and raw materials and the timing of approvals and other activity. The uncertainty of estimated costs to completion is compounded by the potential impact of inflation, which will fluctuate with the equally uncertain completion dates for our projects.

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

Mountain Village at Tejon Ranch:
MV is planned to be an exclusive, low-density, resort-based community that will provide its owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, putting greens, a range of housing options, and other exclusive services and amenities that are designed to distinguish MV as the resort community of choice for the Southern California market. MV encompasses 26,417 acres, including 5,082 acres for a mixed-use master planned community to include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and 21,335 acres of open space. The first tentative tract map for the project, which includes 752 residential lots, was approved by Kern County in December 2017.
We are working toward delivering the first phase of the 160,000 square foot commercial center that we call Farm Village. Farm Village will serve as the commercial center and community gathering place for MV residents and visitors, as well as the gateway to MV. Farm Village will include fresh culinary offerings, artisan markets, boutique lodging, and an array of trails, gardens, and agriculture that will be intertwined to create the most unique, relaxing and edutaining experience while fulfilling the needs of residents of MV. In April 2018, we obtained commercial site plan approval from Kern County for the first phase of the Farm Village consisting of 53,180 square feet.
MV is fully entitled and all necessary permits have been issued to begin development once the mapping process is complete. Timing of MV development in the coming years will be dependent on the strength of both the economy and the residential real estate market. For 2021, we will focus on the completion of the final map for the first phases of MV, consumer and market research studies and fine tuning of development business plans as well as defining the capital funding sources for this development. As we complete the final map, we expect to begin exploring funding opportunities for the development of MV.  Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of common stock.
Centennial at Tejon Ranch:
The Centennial development is a mixed-use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Centennial is entitled for 19,333 homes and 10.1 million square feet of commercial development. Centennial will incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, will create a substantial number of jobs. The project is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 92.85% ownership interest as of December 31, 2020. Centennial is envisioned to be an ecologically friendly community that will achieve a jobs-housing balance.
In December 2018, the Los Angeles County Board of Supervisors took action to approve the Specific Plan and 30 year Development Agreement for Centennial by a vote of 4-1. In April 2019, the Los Angeles County Board of Supervisors' affirmed their final approval of Centennial project. The Company is working with the County of Los Angeles to address litigation filed in the Los Angeles Superior Court and is currently waiting for the Court's decision.
In 2016, Lewis Investment Company withdrew from the joint venture. The surviving members (TRC, TRI Pointe Homes and CalAtlantic) absorbed the equity of Lewis Investment Company based on their respective proportionate interest in the joint venture at the time of the withdrawal. In 2018, CalAtlantic also withdrew from the joint venture. The surviving members (TRC and TRI Pointe Homes, Inc.) absorbed the equity of CalAtlantic based on their respective proportionate interest in the joint venture at the time of the withdrawal. Both withdrawals were deemed an equity transaction between members and had no earnings impact on the Company.
Grapevine at Tejon Ranch:
Grapevine is a mixed-use master planned community encompassing 8,010 acres of our lands within Kern County located on the San Joaquin Valley floor, adjacent to TRCC. Grapevine is entitled for 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks. The 4,643 acres designated for mixed-use development will include housing, retail, commercial, and industrial components. On December 6, 2016, the Kern County Board of Supervisors unanimously approved the Specific Plan and the Environmental Impact Report, or EIR, for the development of the Grapevine community, which included approval for land use designation, zoning and a development agreement. On December 11, 2018, the Kern County Superior Court ruled that portions of the EIR required corrections and ordered that the County rescind the Grapevine project approvals until a supplemental environmental analysis addressing the corrections was completed. On December 10, 2019, the Kern County Board of Supervisors adopted the supplemental re-circulated EIR prepared in response to the court ruling, and reapproved the development of Grapevine unanimously. On January 10, 2020, an action was filed in Kern County Superior Court pursuant to CEQA against Kern County, concerning Kern County’s approval of the December 2019 re-entitlement, including certification of the final EIR. On January 22, 2021 the court ruled in favor of the Company and Kern

County on all issues, and directed Kern County and the Company to prepare a final judgment reflecting its ruling in favor of the Company. See Note 14 (Commitments and Contingencies) of the Notes to Consolidated Financial Statement for further discussion.
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
The following is a summary of the Company's residential real estate developments as of December 31, 2020:

Community:	Mountain Village	Grapevine	Centennial	Resort
Location:	Kern County	Kern County	Los Angeles County	Residential
Project Status[1]:	Entitled	Entitled	Entitled	Total
Entitlement Area (acres):	26,417	8,010	12,323	46,750
Housing Units:	3,450	12,000	19,333	34,783
Commercial Development (sqft)[2]:	160,000	5,100,000	10,100,000	15,360,000
Open Areas (acres):	21,335	3,367	5,624	30,326
Costs to Date[3]:	$146,662	$36,815	$108,600	$292,077
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
Mineral Resources
Mineral resources consist of oil and gas royalties, rock and aggregate royalties, royalties from a cement operation leased to National Cement Company of California, Inc., or National, and the management of water assets and water infrastructure. We continue to look for opportunities to grow our mineral resource revenues through expansion of leasing and encouraging new exploration. The management of our water assets consists of the evaluation of near-term highest and best uses, which can include the sale of water on a temporary basis, the use of water for internal purposes, and the storage of water for future use in our development projects. At the same time we are also evaluating opportunities as they arise for the purchase of additional water assets as we have done in the past.
We receive our royalty interest in cash. Royalty rates are contractually defined and based on a percentage of production and are received in cash. Our royalty revenues fluctuate based on changes in the market prices for oil, natural gas, and rock and aggregate product, the inevitable decline in production of existing wells and quarries, and other factors affecting the third-party oil and natural gas exploration and production companies that operate on our lands including the cost of development and production.
Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.
We lease certain portions of our land to oil companies for the exploration and production of oil and gas. We however do not engage in any oil exploration or extraction activities. As of December 31, 2020, 10,332 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 114,567 barrels of oil and 207,000 MCF (each MCF being 1,000 cubic feet) of dry gas during 2020. Our share of production, based upon average royalty rates during the last three years, has been 37, 78, and 89 barrels of oil per day for 2020, 2019, and 2018, respectively. There are 313 active oil wells located on the leased land as of December 31, 2020. Royalty rates on our leases averaged approximately 12% of oil production in 2020.
In 2020, social distancing and California's stay-at-home orders reduced the demand for oil and gasoline within California. The average price per barrel of oil, at one point, decreased 25% from their December 31, 2019 levels. Oil pricing decreased as a result of a surplus of oil in the first half of 2020 impacting the production levels of our lessees. The Company believes that pricing will slowly and gradually improve once consumers feel safe and the global economy reopens, fully. However, it is very difficult to predict when this will occur. Thus far in 2021, the price per barrel of oil is 22% higher than its December 31, 2020 level.
In July 2020, our largest oil royalty tenant, California Resources Corporation, or CRC, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, intended to allow them to improve their liquidity and debt positions. While in bankruptcy CRC received permission from the courts to allow them to pay lease and oil royalty obligations without interruption. CRC successfully emerged from bankruptcy in October 2020 and is once again being traded on public markets. CRC reduced production in 2020 and we expect as prices improve that we will later in 2021 begin to see increases in production levels. CRC has approved permits and drill sites on our land and has delayed the start of drilling as it evaluates the market. A positive aspect of our lease with CRC is that the approved drill sites are in an area of the ranch where the development and production costs are moderate due to the depths being drilled. CRC is current on all payments due to us through December 31, 2020.
We have approximately 2,000 acres under lease to National, for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant. In 2020, payments increased due to an increase in production caused by an increase in regional construction. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. The Company is indemnified by the current and former tenants, and at this time, we have no cost related to the issues at the cement plant. See Item 3, “Legal Proceedings,” for a further discussion.
We also lease 521 acres to Granite Construction and Griffith Construction for the mining of rock and aggregate product that is used in construction of roads and bridges. The royalty revenues we receive under these leases are based upon the amount of product produced at these sites.
Water sales opportunities for 2021 will depend on rain and snowfall volume along with California State Water Project, or SWP, allocations. As of December 31, 2020, the 2021 SWP allocation is at 10% of contract amounts.
In August 2015, we entered into a water sale agreement with PEF, our current lessee under a power plant lease. PEF may purchase from us up to 3,500 acre feet of water per year through July 2030, with an option to extend the term. PEF is under no obligation to purchase water from us in any year, but is required to pay us an annual option payment equal to 30% of the maximum annual payment. The price of the water under the agreement is $1,279 per acre-foot of annual water in 2020, subject to 3% annual increases for the duration of the lease agreement. The Company's commitments to sell this water can be met through current water sources.
Farming Operations
In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes— 835; almonds—2,281 (1,548 in production and 733 not in production); and pistachios—1,053. We manage the farming of alfalfa and forage mix on 626 acres in the Antelope Valley, and we periodically lease 720 acres of land that is used for the growing of vegetables but also can be used for the development of permanent crops such as almonds.
The Company's agribusiness operations are deemed essential and have been allowed to operate under California's COVID-19 orders. The Company continues to provide its employees with face masks and safety training to promote a safe working environment. As of the December 31, 2020, COVID-19 has not had a measurable impact on the Company's farming operations.
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
Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. The industry continues to see strong demand for almonds and pistachios but the continued increase in production has begun to negatively impact prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar which makes U.S. exports more expensive and decreases demand for the products we produce. The U.S. dollar weakened against the Chinese Yuan for most of 2020 as a result of the pandemic, making U.S. nut crops more attractive.
Sales of our grape crop typically occur in the third and fourth quarters of the calendar year. Sales of our pistachio and almond crops also typically occur in the third and fourth quarters of the calendar year, but can occur up to a year or more after each crop is harvested. In 2020, we sold 40% of our grape crop to one winery, 38% to a second winery and the remainder to two other customers. These sales are under contracts ranging from one to eight years. In 2020, our almonds were sold to various commercial buyers, with the largest buyer accounting for 29% of our crop. We sold pistachios to three customers with the largest accounting for 62% of our crop. We do not believe that we would be adversely affected by the loss of any or all of these buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.
For 2020, the almond industry had record production in excess of 3 billion pounds. The Company’s 2020 almond yields saw a small increase over 2019 levels as a result of putting into service two additional almond crop units. The mix of demand has been changed in the near term as a result of COVID-19 as more product is moving through wholesale markets and less through high end users such as restaurants. This temporary trend, along with the strong 2020 industry production, has negatively impacted pricing. Comparatively, the average price per pound for the 2020 almond crop is $2.02 per pound compared to $2.82 per pound for the 2019 almond crop.
Although 2020 was an on production year for pistachios, unfavorable warm winter conditions adversely impacted our pistachio's blooms and yields. Overall 2020 pistachio yields decreased 45% when compared to 2019 which was a down bearing year. In terms of pricing, our 2020 crop is selling for $2.04 per pound compared to $1.98 in 2019. The impact of lower chill hours has impacted pistachio growers in the southern end of the San Joaquin Valley in similar areas as to where we farm and lower production has been seen in these areas. Overall for California, production is up due to 2020 being an on production year and chill hours being greater in growing areas to the north of our lands.
For wine grapes, yields deceased as a result of removing a 313-acre vineyard in 2020. Overall average pricing for wine grapes has increased slightly because the remaining multi-year wine grape sales contracts have an overall higher price.
Weather conditions could impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know the impact of current weather conditions on 2021 production until the early summer of 2021.
At this time the State Department of Water Resources has announced that the estimated water supply for 2021 will be at 10% of full entitlement. This allocation is expected to change based upon winter storms. The current 10% allocation of SWP water alone is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of 2021 water supplies and its impact on 2021 California crop production for almonds, pistachios, and wine grapes. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.” Also see Note 6. (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.
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
Approximately 256,000 acres are used for two grazing leases, which account for 43% of total revenues from ranch operations at December 31, 2020.
Ranch operations also includes Hunt at Tejon, which offers a wide variety of guided big game hunts, including trophy Rocky Mountain elk, deer, turkey and wild pig. We offer guided hunts and memberships for both the Spring and Fall hunting seasons. At December 31, 2020, game management accounts for 37% of the total revenue from ranch operations.
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
•Since 2008, the Company has voluntarily conserved 240,000 acres of its land covered by trees and other vegetation. A recent analysis conducted for the Company by Dudek Environmental Service s determined that this acreage effectively sequesters 3.3 million tons of carbon. That equals the volume of carbon produced in a single year by 2.5 million passenger vehicles-10% of California’s 2019 passenger vehicle fleet.
•Solar power is used significantly within TRCC. For example, in 2019 the Company installed a solar covered parking structure at the Outlets at Tejon. The structure covers 1.85 acres and is projected to offset 83% of the center’s electricity needs for shared spaces and produce 1,076,000 kWh of clean energy every year. In addition, the IKEA distribution center at TRCC features a 1.8 MW photovoltaic solar array covering 370,000 square feet of the warehouse’s rooftop. The system handles the power needs of IKEA’s distribution center and provides power into the electric grid as well.
•The Company has entered into a lease with Calpine Energy, a power generating company, for the development of a 600-acre industrial-sized solar field. Located immediately adjacent to Calpine’s PEF, a natural gas and steam powered generating plant in the San Joaquin Valley portion of the Ranch, the solar array is expected to produce approximately 100 MW of power once fully operational.
•The Company’s three master planned mixed-use residential communities are also designed to make use of renewable energy sources:
◦At Grapevine, 50% or more of its energy supply will be produced on site by renewable sources.
◦All homes in Mountain Village will feature roof-top photovoltaic solar arrays.
◦At Centennial, like Grapevine, at least 50% of the energy supply will be produced by on-site renewable sources.

Air Quality
•The Company has contracted with the San Joaquin Valley Unified Air Pollution Control District (“SJVUAPCD”) to pre-mitigate air emissions related to the Company’s current development at TRCC-East and future development at Mountain Village and Grapevine. As of 2020, the SJVUAPCD had fully offset current air emissions at TRCC-East, as well as future emissions projected to occur at full build-out of the project.
•Nearly two decades ago, the Company helped establish and has continuously supported Valley Clean Air Now (“VCAN”), a non-profit, 501(c)(3) public charity that advances quantifiable and voluntary solutions addressing air pollution in California’s San Joaquin Valley, a region with some of the worst air quality and highest poverty levels in the United States.  The Company continues to support VCAN in its mission to improve public health and quality of life in disadvantaged communities located in the region.
◦VCAN’s programs deliver $850 smog repair vouchers and $9,500 in down payment incentives to low-income residents in the region so they can replace high-polluting vehicles with used plug-in or hybrid cars.
◦In the past five years, VCAN has helped more than 35,000 households improve their vehicle emissions by completing over 20,000 smog repairs and providing more than 26,000 smog repair vouchers.  Additionally, VCAN’s vehicle replacement program has delivered more than 2,000 plug-in electric vehicles.  Based on pre- and post-repair emission capture readings, VCAN’s vehicle repair and replacement work has generated 692 tons of oxides of nitrogen (also known as “NOx”), 71 tons of carbon monoxide, and 90 tons of hydro-carbon emission reductions.

Water Conservation
•At TRCC-East, all water used for irrigation purposes is reclaimed water from the water treatment plant. Landscaping at the Outlets at Tejon consists of drought-tolerant, native planting material.
•Each of the Company’s master planned mixed-use residential communities will feature state-of-the-art water conservation measures, reclaimed water for irrigation, stormwater capture, and drought-tolerant landscaping.
•The Company’s agricultural operations use highly efficient drip irrigation to water its orchards and vineyards.

Customers
During 2020, our PEF power plant lease accounted for 12% of total revenues. In both 2019 and 2018, the PEF power plant lease generated 9% of our total revenues. No other customer represents 5% or more of our revenues in 2020 and 2018.
Organization
Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.
Employees
At December 31, 2020, we had 85 full-time employees. We believe that we have good relations with our employees. We have adopted a Compliance with State and Federal Statutes, Rules and Regulations Reporting Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified quarterly. None of our employees are covered by a collective bargaining agreement.
Reports
We make available free of charge through our Internet website, www.tejonranch.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or to be furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also make available on our website our corporate governance guidelines, charters of our Board of Directors’ Committees (audit, compensation, nominating and corporate governance, and real estate), and our Code of Business Conduct and Ethics for Directors, Officers, and Employees. These items are also available in printed copy upon request. We intend to disclose in the future any amendments to our Code of Business Conduct and Ethics for Directors, Officers, and Employees, or waivers of such provisions granted to executive officers and directors, on the web site within four business days following the date of such amendment or waiver. Any document we file with the Securities and Exchange Commission, or SEC, may be inspected, without charge, at the SEC’s website: http://www.sec.gov.
Information about our Executive Officers
The following table shows each of our executive officers and the offices held as of March 3, 2021, the period the offices have been held, and the age of the executive officer.

Name	Office	Held since	Age
Gregory S. Bielli	President and Chief Executive Officer, Director	2013	60
Allen E. Lyda	Executive Vice President and Chief Operating Officer	2019	63
Hugh McMahon	Executive Vice President, Real Estate	2014	54
Robert D. Velasquez	Senior Vice President, Chief Financial Officer	2019	54
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
ITEM 1A.     RISK FACTORS
The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks occur, our business, financial condition, results of operations or future prospects could be materially adversely affected. Our strategy, focused on more aggressive development of our land, involves significant risk and could result in operating losses. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations. In addition, to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the pandemic and the global economic climate may give rise to or amplify many of these risks discussed below.
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
Until final permits are received, litigation is complete, and final maps are received, we will have a limited inventory of real estate. Each of our four current and planned real estate projects, TRCC, Centennial, MV, and Grapevine involve obtaining various governmental agency permits, overcoming litigation, and receiving final maps from local jurisdictions. A delay in achieving these items could lead to additional costs related to these developments and potentially lost opportunities for the sale of lots to developers and land users.
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
We have in the past and may in the future encounter other risks that could impact our ability to develop our land. We have in the past and may in the future encounter other difficulties in developing our land, including:
•Difficulty in securing adequate water resources for future developments;
•Natural risks, such as geological and soil problems, earthquakes, fire, heavy rains and flooding, and heavy winds;
•Shortages of qualified trades people;
•Reliance on local contractors, who may be inadequately capitalized;
•Shortages of materials; and
•Increases in the cost of materials.

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
We are involved in a cyclical industry and are affected by changes in general and local economic conditions. The real estate development industry is cyclical and is significantly affected by changes in general and local economic conditions, including:
•Employment levels
•Availability of financing
•Interest rates
•Consumer confidence
•Demand for the developed product, whether residential or industrial
•Supply of similar product, whether residential or industrial
The process of a project's development begins, and financial and other resources are committed long before a real estate project comes to market, which could occur at a time when the real estate market is depressed. It is also possible in a rural area like ours that no market for the project will develop as projected.
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
Natural and man-made disasters, public health crises, political instability, and other potentially catastrophic events may have an adverse impact on our business and operating results and could decrease the value of our assets. Natural and man-made disasters, public health crises, political instability, and other potentially catastrophic events including terrorist attacks, particularly those that may cause a decline in global economic activity could have a material adverse impact on our business, our operating results, and the market price of our common stock. Catastrophic events occurring anywhere in the world may result in declining economic activity, which could reduce the demand for and the value of our properties. To the extent that catastrophic events impact our client tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their lease obligations. Disruptions to the global economy can also impact demand for and the prices of our products, which could adversely affect our future cash flow and results of operations.
Our results of operation have been and may continue to be adversely affected by the ongoing COVID-19 pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus first identified in Wuhan, China in December 2019, a pandemic. This outbreak, which has spread widely throughout the United States and nearly all other regions of the world, has prompted federal, state and local governmental authorities in the United States to declare states of emergency and institute preventative measures to contain and/or mitigate the public health effects. These preventative measures, which include quarantines, shelter-in-place orders and similar mandates that substantially restrict daily activities for many individuals, as well as orders calling for the closure and/or curtailment of operations for many businesses, have caused and continue to cause significant disruption to businesses in affected areas, as well as the financial markets both globally and in the United States, more broadly.
On a broader scale, we may also be materially and adversely affected by the disruptions to U.S. and local economies that result from the COVID-19 pandemic, including reduced consumer confidence, unemployment levels, inflation and fluctuating interest rates. The possibility of a prolonged recession or economic downturn could result in, among other things, a decrease in demand and consumer goods; diminished value of our real estate investments, including potential impairments.
Ultimately, the prolonged effects of the COVID-19 pandemic on our business and results of operation, which are highly uncertain and cannot be predicted, will depend upon future developments, including the widespread acceptance and dissemination of vaccines amongst the broader population; the duration and severity of existing social distancing and shelter-in-place orders even after vaccines are widespread and available; further mitigation strategies taken by applicable government authorities; adequate treatments and the prevalence of widespread immunity to COVID-19; the impacts on our supply chain; the health of our employees, service providers and trade partners; and the reactions of U.S. and global markets and their effects on consumer confidence and spending. Such adverse effects, however, may also include decreases in: oil prices, commodity prices, and traffic, which our commerce center is highly dependent on, which may continue to impact our 2021 results of operations.
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
FINANCIAL RISKS
Financial risk relates to our ability to meet financial obligations and mitigate exposure to broad market risks, including volatility in interest rates and commodity prices; credit risk; and liquidity risk, including risk related to our credit ratings and our availability and cost of funding. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our industrial businesses, as well as in our investing and leasing activities and derivative financial instruments activities. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise, and could potentially impact an institution’s financial condition or overall safety and soundness.
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
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR in the future may adversely affect the value of any outstanding debt instruments. National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices known as “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. As a result, it appears highly likely that LIBOR will be discontinued or modified by 2023.

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
MARKET RISKS
Market risk relates to the functioning of the marketplace. Many factors affect market function: investor anticipation, shocks in other markets, and anything that limits the efficient functioning of the marketplace. Market risks can affect the price of our Common Stock.
Only a limited market exists for our Common Stock, which could lead to price volatility. The limited trading market for our Common Stock may cause fluctuations in the market value of our Common Stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our Common Stock.
Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of March 3, 2021, directors and members of our executive management team beneficially owned or controlled approximately 21.6% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration and sale of any significant number of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.
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
The remainder of our land, approximately 23,000 acres, is in Los Angeles County. This area is accessible from Interstate 5 via Highway 138. Los Angeles County has adopted general plan policies that contemplate future residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. In 2019, the Los Angeles County Board of Supervisors' affirmed their final approval of Centennial, and now the 19,333 residential units are fully entitled. See Item 1, “Business—Real Estate Development Overview.”
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
In addition to the WRMWSD contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. TCWD, a local water district serving our land in the district and land we have sold in TRCC, has 5,749 acre-feet of SWP entitlement (also called Table A amount), subject to SWP allocations. In addition, TCWD has 61,054 acre-feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and the Company. TCWD is the water supplier to TRCC, and will be the principal water supplier for any significant mixed-use development in MV. TCWD will also be the water district that provides services to Grapevine.
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
Over time we have also purchased water for our future use or sale. We have secured SWP entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035. On November 6, 2013, the Company completed the acquisition of a water purchase agreement that will allow and require the Company to purchase 6,693 acre-feet of water each year from the Nickel Family, LLC, or Nickel, through the Kern County Water Agency.
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. This contract allows us to purchase water each year. The purchase cost of water in 2020 was $793 per acre-foot. Purchase costs are subject to annual cost increases based on the greater of the consumer price index and 3%, resulting in a 2021 purchase cost of $817 per acre-foot.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until the water is fully used for the Company’s internal uses.
During 2020, SWP allocations were 20% of contract levels, and WRMWSD was able to supply us with water from various sources that when combined with our water sources provided sufficient water to meet our farming and real estate demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. In years where the supply of water is sufficient, both WRMWSD and TCWD are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then WRMWSD may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from other sources, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 10% preliminary SWP water allocation has been made by the California Department of Water Resources, or DWR, for 2021. The current 10% allocation of SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs for the next year.
All SWP water contracts require annual payments related to the fixed and variable costs of the SWP and each water district, whether or not water is used or available. WRMWSD and TCWD contracts also establish a lien on benefited land.

Portions of our property also have available groundwater, which we believe would be sufficient to supply commercial development in the Interstate 5 corridor and support current agricultural operations. Ground water in the Antelope Valley Basin is the subject to an adjudication of the water basin that limits groundwater pumping.
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
Another is the Reinitiation of Consultation on the Coordinated Long Term Operation of the Central Valley Project and State Water Project. This is a process that DWR and the Bureau jointly requested in 2016. It has resulted in new federal FWS and NMFS BiOps under Federal Endangered Species Act, or ESA, which are intended to enhance reliability of water available for pumping out of the Delta based on updated best available science. The State of California has noticed its intent to file a legal challenge to the new BiOps, which are currently being challenged in court by various non-governmental organizations under the ESA. Consequently, it is uncertain whether and when operations under the new BiOps will take effect.
Historic SWP restrictions on the right to use agricultural water entitlement for municipal purposes were removed in 1995. For this purpose, “municipal” use includes residential and industrial use. Therefore, although only 2,000 of TCWD’s 5,749 acre-feet of entitlement are labeled for municipal use, there is no practical restriction on TCWD’s ability to deliver the remaining water to residential or commercial/industrial developments.
Other Activities
TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $75,965,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has $44,035,000 of additional bond debt authorized by TRPFFA. Proceeds from the sales of these bonds are to reimburse the Company for public infrastructure related to TRCC-East.

We paid $2,550,000 and $2,569,000 in special taxes related to the CFDs in 2020 and 2019, respectively. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. It is expected that we will have special tax payments in 2021 of $2,473,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2020.
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
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock trades under the symbol TRC on the New York Stock Exchange.
As of February 28, 2021, there were 279 registered owners of record of our Common Stock.
No cash dividends were paid in 2020 or 2019 and at this time there is no intention of paying cash dividends in the future.
For information regarding equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.
The annual stockholder performance graph will be provided separately in our annual report to stockholders.
ITEM 6.     SELECTED FINANCIAL DATA

($ in thousands)	2020	2019	2018	2017	2016
Total revenues, including investment and other income (loss)	$40,155	$48,938	$46,904	$35,442	$46,899
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	$(4,422)	$(2,016)	$1,721	$(7,331)	$(5,845)
Equity in earnings of unconsolidated joint ventures	$4,504	$16,575	$3,834	$4,227	$7,098
Net (loss) income	$(747)	$10,579	$4,235	$(1,821)	$757
Net (loss) attributable to noncontrolling interests	$(7)	$(1)	$(20)	$(24)	$(43)
Net (loss) income attributable to common stockholders	$(740)	$10,580	$4,255	$(1,797)	$800

Total assets	$536,349	$539,422	$529,048	$518,199	$439,541
Long-term debt	$57,078	$61,897	$65,915	$69,959	$73,867
Equity	$445,331	$445,624	$434,672	$426,810	$334,709
Net (loss) income per share attributable to common stockholders, diluted	$(0.03)	$0.40	$0.16	$(0.08)	$0.04

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
Our commercial/industrial real estate segment generates revenues from building, land lease activities, and land and building sales. The primary commercial/industrial development is TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. Within our resort/residential segment, the three active mixed-use master plan developments are MV, Centennial, and Grapevine. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement and sales of water. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios. Lastly, the ranch operation segment consists of game management revenues and ancillary land uses such as grazing leases and filming.
Financial Highlights
For 2020, net loss attributable to common stockholders was $747,000 compared to net income attributed to common stockholders of $10,580,000 in 2019. Our commercial/industrial segment greatly influenced our 2020 operating results. Over the comparative period, commercial/industrial segment revenues and results from our commercial joint ventures declined $7,256,000 and $12,071,000, respectively. The decline is primarily attributed to the fact that in 2019, there were several major real estate asset contributions and sales made by the Company to its joint ventures, as described below, that did not occur in 2020. From a joint venture operations standpoint, our share of TA/Petro operating results declined $3,088,000 after experiencing the effects of California's stay-at-home orders and other social distancing initiatives. Those factors resulted in lower fuel volumes that led to lower fuel margins. Additionally, TA/Petro had closed down its full service restaurants for most of the year as capacity limitations made operating economically unfeasible. Our farming segment saw a $5,465,000 decline in revenues as a result of lower pistachio bonuses, pistachio yields, and a decline in almond pricing. Declines in revenues were partially offset by lower commercial expense, as a result of reduced cost of sales of $5,839,000 and income taxes of $3,151,000. Additionally, the Company benefited from recognizing a gain on sale of building and land of $1,331,000 along with experiencing a $1,934,000 reduction in other expense primarily associated with the disposal of a wine grape vineyard in 2019.
For 2019, net income attributable to common stockholders was $10,580,000 compared to net income attributed to common stockholders of $4,255,000 in 2018. Over the comparative period, commercial/industrial segment revenues and results from our commercial joint ventures improved $7,822,000 and $12,741,000, respectively. Improvements in commercial revenues were attributed to land and building contributions to two joint ventures, while our joint ventures improved because of improved fuel and non-fuel margins within our TA/Petro joint venture along with recognizing a substantial gain stemming from the sale of the building and land previously held by our Five West Parcel joint venture. These improvements were offset by reduced mineral resources revenues of $4,604,000 resulting from a lack of water sales opportunities due to the wet 2019 winter rain season, an increase in commercial/industrial expenses of $6,715,000 as a result of land and building costs associated with the joint venture contributions discussed earlier, and a $1,765,000 increase in other losses associated with the abandonment of a wine grape vineyard that will no longer be farmed and pension related expenses.
During 2021, we will continue to invest funds towards litigation defense, permits, and maps for our master plan mixed-use developments and for master project infrastructure and vertical development within our active commercial and industrial development. Securing entitlements for our land is a long, arduous process that can take several years and involves litigation. During the next few years, our net income will fluctuate from year-to-year based upon, among other factors, commodity prices, production within our farming segment, the timing of land sales and the leasing of land and/or industrial space within our industrial developments, and equity in earnings realized from our unconsolidated joint ventures.
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
Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, allocation of costs related to land sales and leases, and stock compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Impairment of Long-Lived Assets – We evaluate our property and equipment and development projects for impairment on an ongoing basis. Our evaluation for impairment involves an initial assessment of each real estate development to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of a real estate development are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the entitlement process, government regulation, litigation, geographical demand for new housing, and market conditions related to pricing of new homes. When events or changes in circumstances indicate that the carrying value of assets contained in our financial statements may not be recoverable.
We make significant assumptions to evaluate each real estate development for possible indications of impairment. These assumptions include the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, and assumptions surrounding continued positive cash flows and development costs. Considering that the planned development communities will be in a location that does not currently have many comparable homes, the Company must make assumptions surrounding the expected ability to sell the real estate assets at a price that is in excess of current accumulated costs. We use our internal forecasts and business plans to estimate future prices, absorption, production, and costs. We develop our forecasts based on recent sales data, historical absorption and production data, input from marketing consultants, as well as discussions with commercial real estate brokers and potential purchasers of our farming products.
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
Stock-Based Compensation - We apply the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation” in accounting for long-term stock-based incentive plans. Our stock-based compensation plans include both restricted stock units and restricted stock grants. We have not issued any stock options to employees or directors since January 2003, and our 2020 financial statements do not reflect any compensation expenses for stock options. All stock options issued in the past have been exercised or forfeited.
We make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are either stratified into threshold, target, and maximum goals or based on the achievement of a milestone event. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by approximately $22,000 depending on whether the change in estimate increased or decreased shares vesting. The Company also has performance share grants that contain both performance-based and market-based conditions. Compensation cost for these awards is recognized based on either the achievement of the performance-based conditions, if they are considered probable, or if they are not considered probable, on the achievement of the market-based condition. Failure to satisfy the threshold performance conditions will result in the forfeiture of shares. Forfeiture of share awards with service conditions or performance-based restrictions results in a reversal of previously recognized share-based compensation expense. For 2020, forfeiture of such awards would have resulted in a stock compensation savings of $1,334,000. Forfeiture of share awards with market-based restrictions does not result in a reversal of previously recognized share-based compensation expense.
See Note 11. (Stock Compensation - Restricted Stock and Performance Share Grants), of the Notes to Consolidated Financial Statement for total 2020 stock compensation expense related to stock grants.

Fair Value Measurements – The Financial Accounting Standards Board's, or FASB, authoritative guidance for fair value measurements of certain financial instruments defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions:
•Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.
•Level 2 – Valuation is determined from quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.
•Level 3 – Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on our own estimates about the assumptions that market participants would use to value the asset or liability.
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
Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial

($ in thousands)	2020	2019	2018
Commercial/industrial revenues
Pastoria Energy Facility Lease	$4,584	$4,573	$4,056
TRCC Leasing	1,744	1,815	1,760
TRCC management fees and reimbursements	715	1,172	822
Commercial leases	580	658	692
Communication leases	927	924	904
Landscaping and other	986	1,029	736
Land sales	—	6,621	—
Total commercial revenues	$9,536	$16,792	$8,970
Total commercial expenses	$7,122	$12,961	$6,246
Operating income from commercial/industrial	$2,414	$3,831	$2,724
2020 Operational Highlights:
•During 2020, commercial/industrial segment revenues decreased $7,256,000, or 43%, from $16,792,000 in 2019 to $9,536,000. During 2020, the Company did not have any land sales, which contributed $6,621,000 of the decrease. Additionally, management fees and reimbursements decreased $457,000 primarily because there were no real estate construction projects in 2020.
•Commercial/industrial real estate segment expenses decreased $5,839,000, or 45%, from $12,961,000 in 2019 to $7,122,000 in 2020. In the absence of land sales, there was a $4,745,000 decrease in land cost of sales. The remainder of the decrease is attributed to lower fixed water assessments from TCWD.

•Please refer to Item 1, “Business – Real Estate Development Overview” for discussion over minimum rent deferrals that resulted from the COVID-19 pandemic.
2019 Operational Highlights:
•During 2019, commercial/industrial segment revenues increased $7,822,000, or 87%, from $8,970,000 in 2018 to $16,792,000. The increase was primarily attributable to revenues of $6,621,000 recognized as a result of asset contributions to unconsolidated joint ventures of 1) land, and 2) land and building. We contributed 34.85 acres to TRC-MRC 3, with recognized revenues of $4,317,000, and a 4,900 square-foot multi-tenant building and land to our TA/Petro joint venture, with recognized revenues of $2,303,000. Please refer to Note 17 (Investment in Unconsolidated and Consolidated Joint Ventures) for additional discussion.
•Also contributing to the increase in commercial/industrial revenues was a $517,000 increase in PEF revenues which was primarily associated with a catch-up of its 2018 spark spread revenues that were above original estimates.
•Commercial/industrial real estate segment expenses increased $6,715,000, or 108%, from $6,246,000 in 2018 to $12,961,000 in 2019. During 2019, as a result of the two land and building contributions mentioned above, the Company recorded cost of land and building sale of $4,748,000. Additionally, the Company also experienced an increase in fixed water assessments of $1,958,000.
For 2021, we expect the commercial/industrial segment to continue to experience costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to pursue development opportunities. These costs are expected to remain consistent with current levels of expense with any variability in the future tied to specific absorption transactions in any given year. TCWD water assessments may vary depending on water availability and its ability to sell water.
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
Real Estate – Resort/Residential
Our resort/residential segment activities include defending entitlements, land planning and pre-construction engineering and conservation activities for our Centennial, Grapevine, and MV projects.
We are in the preliminary stages of development; hence, no revenues are attributed to this segment for these reporting periods.
2020 Operational Highlights:
•In 2020, resort/residential segment expenses decreased $635,000 to $1,612,000, or 28%, when compared to $2,247,000 in 2019. The decrease is attributed to an $801,000 decrease in professional services as there were fewer strategic planning efforts in 2020. This decrease was partially offset by a $171,000 increase in payroll and overhead costs, net of capitalization, as a result of right sizing initiatives and the issuance of performance based stock compensation.
2019 Operational Highlights:
•In 2019, resort/residential segment expenses increased $717,000 to $2,247,000, or 47%, when compared to $1,530,000 in 2018. The higher expenses were attributable to an increase in professional services of $720,000 associated with strategic planning efforts.
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
We are continuously monitoring the markets in order to identify the appropriate time in the future to begin infrastructure improvements and lot sales. Our long-term business plan of developing the communities of MV, Centennial, and Grapevine remains unchanged. As home buyer trends change in California to a more suburban orientation and the economy stabilizes, we believe the perception of land values will also begin to improve. Long-term macro fundamentals, primarily California's population growth and household formation will also support housing demand in our region. California also has a significant documented housing shortage, which we believe our communities will help ease as the population base within California continues to grow.
See Item 1, “Business – Real Estate Development Overview” for a further discussion of real estate development activities.

Mineral Resources

($ in thousands)	2020	2019	2018
Mineral resources revenues
Oil and gas	$654	$1,842	$2,278
Rock aggregate	1,407	1,467	1,143
Cement	2,214	1,908	1,695
Exploration leases	100	101	102
Water sales	5,909	3,997	9,142
Reimbursables and other	452	476	35
Total mineral resources revenues	$10,736	$9,791	$14,395
Total mineral resources expenses	$6,414	$5,818	$6,223
Operating income from mineral resources	$4,322	$3,973	$8,172

	2020	2019	2018
Oil and gas
Oil production (barrels)	114,567	220,000	250,000
Average price per barrel	$46.00	$61.00	$67.00
Blended royalty rate	11.7%	13.2%	13.4%
Natural gas production (millions of cubic feet)	207,000	312,000	241,000
Average price per thousand cubic feet	$1.06	$1.58	$0.76
Blended royalty rate	11.7%	13.2%	13.4%

Water
Water sold in acre-feet	5,022	4,482	9,442
Average price per acre-feet	$1,177	$750	$968

Cement
Tons sold	1,253,000	1,117,000	1,154,000
Average price per ton	$1.77	$1.71	$1.47

Rock/Aggregate
Tons sold	1,272,000	1,283,000	1,168,000
Average price per ton	$1.11	$1.03	$0.98

Note: Differences between revenues calculated within this table and reported revenues within the previous table are attributed to rounding and the level of precision presented on production units shown.

2020 Operational Highlights:
•Revenues from our mineral resources segment increased $945,000, or 10%, to $10,736,000 in 2020 when compared to $9,791,000 in 2019. The increase is attributed to a $1,912,000 increase in water sales. During 2019, the Company had an unfavorable water sales adjustment of $1,050,000 that was tied to an increase in SWP allocation levels, which adversely affected sales pricing. In 2020 however, SWP allocation levels were much lower, which in turn improved pricing, resulting in additional water sales revenues. Lastly, there were 540 additional acre-feet of water sold during 2020 when compared to 2019.
•There was an increase in cement royalties of $306,000 resulting from increased demand from the Company's tenant, National Cement as a result of an increase in road infrastructure projects.
•Offsetting the favorable revenue increases was a $1,188,000 decrease in oil and gas royalties resulting from lower prices for much of 2020 and lower demand driven by social distancing initiatives such as California's stay-at-home orders.
•Mineral resource expense increased $596,000, or 10%, to $6,414,000 in 2020 when compared to $5,818,000 in 2019. Of the $596,000 increase, $469,000 is attributed to increased water cost of sales as a result of selling additional water. The remainder is attributed to an increase in property taxes that occurred because of higher mineral assessments on the Company's land.
2019 Operational Highlights:
•Revenues from our mineral resources segment decreased $4,604,000, or 32%, to $9,791,000 in 2019 when compared to $14,395,000 in 2018. This decrease was primarily attributed to fewer water sale opportunities after the wet 2019 winter rain season which reduced revenues by $5,145,000 in 2019.
•Oil and gas royalties decreased $436,000 as a result of lower production driven by a lower price per barrel of oil overall for the year.
•Offsetting the revenue declines were increases in rock aggregate and cement royalties of $324,000 and $213,000, respectively, as a result of an increase in regional construction.
•Mineral resource expense decreased $405,000, or 7%, to $5,818,000 in 2019 when compared to $6,223,000 in 2018, which is a direct result of the reduced water sales previously discussed.
For further discussion of mineral resources operations, refer to Item 1 “Business—Mineral Resources.”

Farming

($ in thousands)	2020	2019	2018
Farming revenues
Almonds	$5,021	$7,310	$5,744
Pistachios	5,636	7,466	7,880
Wine grapes	2,589	3,740	3,683
Hay	419	468	297
Other	201	347	959
Total farming revenues	$13,866	$19,331	$18,563
Total farming expenses	$15,103	$15,251	$16,028
Operating Income from farming	$(1,237)	$4,080	$2,535

	December 31, 2020			December 31, 2019			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$4,207	2,078	$2.02	$6,359	2,252	$2.82	$(2,152)	(174)	$(0.80)
Prior crop years	783	405	$1.93	568	227	2.50	215	178	(0.57)
Prior crop price adjustment	—			(61)			61
Signing bonus	31			28			3
Crop Insurance	—			416			(416)
Subtotal Almonds[1]	$5,021	2,483	$2.01	$7,310	2,479	$2.79	$(2,289)	4	$(0.78)
PISTACHIOS (lbs.)
Current year crop	$932	456	$2.04	$1,624	819	$1.98	$(692)	(363)	$0.06
Prior crop years	25	13	1.92	976	558	1.75	(951)	(545)	0.17
Prior crop price adjustment	890			3,807			(2,917)
Crop Insurance	3,789			1,059			2,730
Subtotal Pistachios[1]	$5,636	469	$2.04	$7,466	1,377	$1.89	$(1,830)	(908)	$0.15
WINE GRAPES (tons)
Current year crop	$2,589	9	$287.67	$3,730	14	$266.43	$(1,141)	(5)	$21.24
Crop Insurance	—			10			(10)
Subtotal Wine Grapes	$2,589	9	$287.67	$3,740	14	$266.43	$(1,151)	(5)	$21.24
Other
Hay	$419			$468			$(49)
Other farming revenues	201			347			(146)
Total farming revenues	$13,866			$19,331			$(5,465)

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in thousands of tons.

2020 Operational Highlights:
•During 2020, farming segment revenues decreased $5,465,000, or 28%, from $19,331,000 in 2019 to $13,866,000 in 2020. The factors contributing to this decrease is as follow:
◦Almond revenues decreased $2,289,000 as a result of lower pricing. California's 2020 almond crop yielded in excess of 3 billion pounds, surpassing all previous production records. The increased yields were driven by favorable blooms along with new almond plantings coming into production throughout California in recent years. The mix of demand has been changed in the near term as a result of COVID-19 as more product is moving through wholesale markets and less through high end users such as restaurants. The global demand for almonds remains as strong as it was prior to the pandemic, with India and China being the largest importer of California almonds. Although COVID-19 disrupted international trade during its early onset, it ultimately had a sparing effect on the Company's sales volumes. The aforementioned factors discussed are the primary drivers of the overall decline in pricing.
◦Pistachio revenues decreased $1,830,000. Although 2020 was not a down bearing year for pistachios, the crop did not receive adequate chilling hours as a result of the warm 2020 winter. Crops with inadequate chilling hours will have depressed yields and blooms. As a hedge against below average production for its almond and pistachio crops, the Company purchases crop production insurance annually. This insurance will pay for reduced production if crop production in the year falls below the insured levels. The Company filed a claim with its insurance provider in order to recuperate a portion of the reduced production revenues as a result of lost production. The insurance claim in the amount of $3,789,000 was collected during the fourth quarter.
◦Wine grape revenues decreased $1,151,000 due to less production, which was the result of removing a 313 acre vineyard. The vineyard was removed in 2020 as there was no longer interest for its fruit. The Company in late 2020 acquired a new sales contract for a different variety of grapes, resulting in the development of a new vineyard, which will ultimately replace this lost revenue stream.

	December 31, 2019			December 31, 2018			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$6,359	2,252	$2.82	$4,476	1,717	$2.61	$1,883	535	$0.21
Prior crop years	568	227	2.50	1,234	412	$3.00	(666)	(185)	(0.50)
Prior crop price adjustment	(61)			—			(61)
Signing bonus	28			34			(6)
Crop Insurance	416			$—			$416
Subtotal Almonds[1]	$7,310	2,479	$2.79	$5,744	2,129	$2.68	$1,566	350	$0.11
PISTACHIOS (lbs.)
Current year crop	$1,624	819	$1.98	$7,251	3,615	$2.01	$(5,627)	(2,796)	$(0.03)
Prior crop years	976	558	1.75	518	120	4.32	458	438	(2.57)
Prior crop price adjustment	3,807			111			3,696
Insurance	1,059			—			1,059
Subtotal Pistachios[1]	$7,466	1,377	$1.89	$7,880	3,735	$2.08	$(414)	(2,358)	$(0.19)
WINE GRAPES (tons)
Current year crop	$3,730	14	$266.43	$3,683	14	$263.07	$47	—	$3.36
Insurance	10			—			10
Subtotal Wine Grapes	$3,740	14	$266.43	$3,683	14	$263.07	$57	—	$3.36
Other
Hay	$468			$297			$171
Other farming revenues	347			959			(612)
Total farming revenues	$19,331			$18,563			$768

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in thousands of tons.
2019 Operational Highlights:
•During 2019, farming revenues increased $768,000, or 4%, from $18,563,000 in 2018 to $19,331,000 in 2019. When compared to 2018, almond revenues increased by $1,566,000 primarily from improved 2019 almond crop yields, which increased the amount of inventory available for sale.
•Offsetting the increased almond sales were reductions in pistachio revenues of $414,000, which is a result of having lower yields during the 2019 down bearing cycle. Although the Company received insurance proceeds for the loss and a one-time price adjustment on the 2018 pistachio crop, they were not enough to recuperate lost revenues. Also contributing to the decline in farming revenues were declines in other farming revenues of $612,000 which were primarily a result of having fewer water use reimbursements from a farm land lease as a result of having fewer acres leased.
•Farming expenses decreased $777,000, or 5%, to $15,251,000 when compared to $16,028,000 in 2018. The decrease was primarily attributed to reductions in WRMWSD water holding costs of $1,642,000 as a result of the wet 2019 rain season offset by an increase in pruning costs of $460,000, harvest costs of $313,000, and hulling costs of $281,000.
For further discussion of the farming operations, refer to Item 1 “Business—Farming Operations.”

Ranch Operations

($ in thousands)	2020	2019	2018
Ranch operations revenue
Game management and other [1]	$2,097	$2,020	$2,171
Grazing	1,595	1,589	1,520
Total ranch operations revenues	$3,692	$3,609	$3,691
Total ranch operations expenses	$4,896	$5,316	$5,451
Operating loss from ranch operations	$(1,204)	$(1,707)	$(1,760)
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.
2020 Operational Highlights:
•Revenues from ranch operations increased $83,000, or 2%, from $3,609,000 in 2019 to $3,692,000 in 2020, which is primarily attributed to an increase in guided hunts of $121,000.
•Ranch operations expenses decreased $420,000, or 8%, to $4,896,000 in 2020 from $5,316,000 in 2019. The decrease is primarily attributed to reduced payroll and overhead expenses of $332,000 as a result of the Company's right sizing efforts. This segment also had notable decreases in fuel costs and fees of $56,000 and $60,000, respectively.
2019 Operational Highlights:
•Revenues from ranch operations decreased $82,000, or 2%, from $3,691,000 in 2018 to $3,609,000 in 2019. The decrease is primarily attributed to reduced membership revenues of $143,000, partially offset by an increase in grazing lease revenues of $69,000.
•Ranch operations expenses decreased $135,000, or 2%, to $5,316,000 in 2019 from $5,451,000 in 2018. The decrease was mainly attributed to reduced payroll expense of $183,000, partially offset by an increase in repair and maintenance expense of $49,000.
Other Income
Total other income increased $2,910,000, or 497%, from a loss of $585,000 in 2019 to income of $2,325,000 in 2020. In 2019, the Company recognized asset abandonment costs of $1,604,000, that was primarily related to a wine grape vineyard consisting of 313 acres. There were no similar abandonment costs recorded in 2020. Also in 2020, the Company sold building and land that was previously operated by a fast food tenant to its joint venture, Petro Travel Plaza LLC. The Company received a cash distribution of $2,000,000 from the joint venture, and realized a Gain on Sale of Real Estate of $1,331,000. Offsetting these favorable variances in other income was a $355,000 decrease in investment income that resulted from not reinvesting maturing securities in order to fund the Company's major development projects.
Total other income decreased $1,870,000, or 146%, from $1,285,000 in 2018 to a loss of $585,000 in 2019. This was mainly attributable to asset abandonment costs of $1,604,000 that were overwhelmingly related to the abandonment of a wine grape vineyard, consisting of 313 acres, that will no longer be farmed.
Corporate Expenses
Corporate general and administrative costs increased $69,000, or 0.7%, to $9,430,000 during 2020 when compared to $9,361,000 in 2019. The increase is attributed to an $1,182,000 increase in stock compensation as a result of implementing a new performance stock compensation plan. This increase was offset by a $546,000 decrease in payroll as a result of temporary cost cutting measures resulting from the COVID-19 pandemic, a $426,000 decrease in professional services, and a $139,000 decrease in depreciation.
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

($ in thousands)	2020	2019	2018
Equity in earnings (loss)
Petro Travel Plaza Holdings LLC	$5,722	$8,810	$5,803
Five West Parcel, LLC	(2)	9,119	389
18-19 West, LLC	(68)	(53)	(51)
TRCC/Rock Outlet Center, LLC	(2,090)	(1,921)	(2,323)
TRC-MRC 1, LLC	64	46	(249)
TRC-MRC 2, LLC	678	575	265
TRC-MRC 3, LLC	200	(1)	—
Equity in earnings of unconsolidated joint ventures, net	$4,504	$16,575	$3,834
2020 Operational Highlights:
During 2020, equity in earnings from unconsolidated joint ventures decreased $12,071,000, or 73%, to $4,504,000 when compared to $16,575,000 in 2019.
•Five West Parcel, LLC's operating results declined $9,121,000 when compared to 2019 because the joint venture in 2020 was focused on dissolution, which was completed in 2020. In 2019, the joint venture sold its building and land for $29,088,000, and recognized a gain of $17,537,000. The Company was entitled to 50% of the gain in 2019, explaining the year-over-year variance.
•There was a $3,088,000 decrease in our share of earnings from our TA/Petro joint venture. This joint venture was impacted by California's stay-at home orders for most of 2020. As travelers were discouraged from travelling during the holidays, fuel sales volumes saw a 10% decline, causing a 22% decline in fuel margins. In addition, indoor dining restrictions forced the joint venture's full service restaurants to close which resulted in a 77% decline in revenues and a 78% decline in restaurant operating margins.
2019 Operational Highlights:
During 2019, equity in earnings from unconsolidated joint ventures increased $12,741,000 to $16,575,000 when compared to $3,834,000 in 2018.
•Five West Parcel, LLC had the most significant increase in equity in earnings at $9,118,611, resulting from the gain on sale of a building and land previously held by the joint venture. The joint venture had owned and leased a 606,000 square foot building, the joint venture's primary asset, to Dollar General, and the building was sold to a third party in November 2019 for a purchase price of $29,088,000, realizing a gain of $17,537,000 at the joint venture level.
•There was a $8,804,197 increase in our share of earnings from our TA/Petro joint venture. The improvement was mainly driven by a 38% increase in fuel margins resulting from lower cost of fuel sales when compared to the prior year.
•Our share of the loss within the TRCC/Rock Outlet joint venture decreased $402,000 due to the continuing improvement in average sales per vehicle. In addition, the joint venture also had less accelerated amortization on tenant allowances in 2019. The Outlets at Tejon is continually identifying new and desirable tenants to better serve a wider demographic. In 2019, the Outlets at Tejon attracted new tenants such as The Children's Place and Cosmetics Company Store.

Income Taxes
For the twelve months ended December 31, 2020, the Company's net income tax expense was $829,000 compared $3,980,000 for the twelve months ended December 31, 2019. These represent effective income tax rates of approximately 1,011% and 27% for the twelve months ended December 31, 2020 and, 2019, respectively. Our effective income tax rate for the year ended December 31, 2020 was higher than the federal statutory rate in the United States, a result of permanent differences arising from stock compensation and non-deductible compensation under Section 162(m) of the Tax Cuts and Jobs Act of 2017. The discrete item associated with stock grants was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the year represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have an impact on the Company's current income tax payable. As of December 31, 2020 and 2019 we had an income tax receivable of $1,497,000 and $856,000, respectively.
As of December 31, 2020, we had net deferred tax liabilities of $925,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, interest rate swap, and stock compensation. Deferred tax liabilities consist of depreciation, deferred gains, joint venture differences, cost of sales adjustments, and straight-line rent. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company did not make any income tax payments in 2020 and $4,645,000 in 2019. The Company received refunds of $1,314,000 in 2020 and $1,345,000 in 2019.
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
Our cash and cash equivalents and marketable securities totaled approximately $58,091,000 at December 31, 2020, a decrease of $8,099,000, or 12%, from the corresponding amount at the end of 2019.
The following table summarizes the cash flow activities for the following years ended December 31:

($ in thousands)	2020	2019	2018
Operating activities	$15,481	$16,045	$14,354
Investing activities	$19,778	$828	$(13,246)
Financing activities	$(7,045)	$(5,675)	$(5,307)

Cash flows provided by operating activities are primarily dependent upon the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, distributions from joint ventures, the success of our crops and commodity prices within our mineral resource segment. During 2020, our operations generated $15,481,000 in cash. A portion of these receipts came from distributions of $6,222,000 from our Five West Parcel, TA/Petro and Majestic joint ventures, while another $5,427,000 came in the form of farming receivable collections.
During 2019, our operations provided $16,045,000 in cash primarily attributable to strong results from our commercial joint ventures. We received total distributions of $15,381,000 from our Five West Parcel, TA/Petro and Majestic joint ventures.

During 2020, investing activities provided $19,778,000, which was largely attributed to marketable securities maturities of $41,843,000. The maturities were used to fund capital expenditures of $22,259,000 that was primarily related to our real estate development. Of the $22,259,000, we spent $4,132,000 on general planning and final map preparation for Phase 1 of MV, $3,635,000 on litigation defense for Centennial, and $1,997,000 on re-entitlement and litigation for Grapevine. At TRCC, we primarily used $7,128,000 to expand water infrastructure at TRCC and early entitlement efforts for TRCC Residential. All real estate capital expenditures are inclusive of capitalized interest, payroll and overhead. Our mineral resources segment spent $3,568,000 to acquire water for use as needed and for our future residential developments. Lastly, our farming segment had cash outlays of $5,145,000 for developing new almond orchards and replacing old farm equipment.
During 2019, investing activities provided $828,000 of cash, which was largely attributed to marketable securities maturities of $53,418,000, reimbursements from the community financing district of $4,180,000, and distributions from our unconsolidated joint ventures of $3,457,000. Offsetting the increase were investments in marketable securities of $28,219,000 and capital expenditures of $25,222,000. Of the $25,222,000, we spent $4,691,000 on planning and permitting for MV, $4,403,000 on the final approval of the specific plan for Centennial, and $3,717,000 on re-entitlement and litigation for Grapevine. At TRCC, we used $8,690,000 on continued expansion of water infrastructure at TRCC and construction of a new multi-tenant building that was subsequently contributed to our TA/Petro joint venture. All real estate capital expenditures are inclusive of capitalized interest, payroll and overhead. Our farming segment had cash outlays of $3,362,000 for developing new almond orchards and replacing old farm equipment. Lastly, we purchased water through our annual water contracts, using $3,686,000 and invested $3,100,000 into our unconsolidated joint ventures.
Our estimated capital investment for 2021 is primarily related to our real estate projects as it was in 2020. These estimated investments include approximately $7,163,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and expanding water facilities to support future anticipated absorption. We are also investing approximately $4,465,000 to continue developing new almond orchards, wine grape vineyards, and replacing old farming equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards allowing the Company to maintain and improve future farm revenues. We expect to possibly invest up to $10,174,000 for permitting activities, litigation defense, predevelopment activities and land planning design at MV, Centennial, and Grapevine during 2020. The timing of these investments is dependent on our coordination efforts with Los Angeles County regarding litigation efforts for Centennial, finalizing litigation and limited permitting activities for Grapevine, and final maps, civil engineering, land planning and design, for MV. Our plans also include $4,544,000 for payment of annual water inventory and water related investments. We are also planning to potentially invest up to $386,000 in the normal replacement of operating equipment, such as ranch equipment, and vehicles.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2020 and 2019, of $2,713,000 and $2,818,000, respectively, is classified in real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $3,520,000 and $3,706,000 for the years ended December 31, 2020 and 2019, respectively. Expenditures for repairs and maintenance are expensed as incurred.
During 2020, financing activities used $7,045,000, which is comprised of long-term debt repayments of $4,819,000 and tax payments on vested stock grants of $2,226,000.
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

Capital Structure and Financial Condition
At December 31, 2020, total capitalization at book value was $502,213,000 consisting of $56,882,000 of debt, net of deferred financing costs, and $445,331,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 11.3%, representing a decrease when compared to the debt-to-total-capitalization ratio of 13.1% at December 31, 2019.
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
The Amended Term Loan had an outstanding balance of $54,887,000 as of December 31, 2020 and an outstanding balance of $58,768,000 as of December 31, 2019. The interest rate per annum applicable to the Amended Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the Amended Term Note has been fixed at 4.16% through the use of an interest rate swap agreement. The Amended Term Note requires monthly amortization payments, with the outstanding principal amount due June 5, 2029. The Amended Term Note is secured by the Company’s farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The RLC had no outstanding balance at December 31, 2020 and December 31, 2019. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
The Amended Note and RLC, collectively the Amended Credit Facility, requires compliance with three financial covenants: (i) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (ii) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (iii) maintain liquid assets equal to or greater than $20,000,000, including availability on the RLC. At December 31, 2020 and December 31, 2019, the Company was in compliance with all financial covenants.
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
We also have a $4,750,000 promissory note agreement with principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. In March 2020, the Company made an additional payment of $687,000 that was applied to the principal of the note. Subsequent principal and interest payments were reduced to $28,000 per month. The additional principal payment was tied to the release of collateral, which in April 2020 was contributed to Petro Travel Plaza LLC. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument. The balance as of December 31, 2020 is $2,191,000.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from on-going operations, distributions from joint ventures, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt or drawdowns against our line-of-credit, proceeds from the reimbursement of public infrastructure costs through CFD bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. In May 2019, we filed an updated shelf registration statement on Form S-3 that went effective in May 2019. Under the shelf registration statement, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to the funding needs of the Company.
As noted above, at December 31, 2020, we had $58,091,000 in cash and securities and as of the filing date of this Form 10-K, we had $35,000,000 available on credit lines to meet any short-term liquidity needs.
We continue to expect that substantial investments will be required in order to develop our land assets. In order to meet these capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. As we move into 2021, we will be evaluating various options for funding the potential start of development projects. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements in the near-term as described earlier in the cash flow and liquidity discussions.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2020, to be paid over the next five years:

	Payments Due by Period
($ in thousands)	Total	Less than a year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Estimated water payments	$276,146	$10,194	$21,314	$22,613	$222,025
Long-term debt	57,078	4,295	9,170	10,016	33,597
Interest on long-term debt	12,905	2,281	4,005	3,204	3,415
Cash contract commitments	4,866	2,657	1,138	—	1,071
Defined Benefit Plan	4,378	299	666	843	2,570
SERP	5,233	527	1,038	1,040	2,628
Tejon Ranch Conservancy	800	800	—	—	—
Financing fees	163	163	—	—	—
Operating lease	32	21	11	—	—
Total contractual obligations	$361,601	$21,237	$37,342	$37,716	$265,306
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
As discussed in Note 15 (Retirement Plans) of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. During 2020, we made pension contributions of $165,000 and it is projected that we will make a similar contribution in 2021.

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
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA created two CFD's, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $75,965,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $44,035,000 of additional bond debt authorized by TRPFFA.
In connection with the sale of bonds there is a standby letter of credit for $4,468,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2020.
At December 31, 2020, aggregate outstanding debt of unconsolidated joint ventures was $133,775,000. We guarantee $118,484,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we do not expect the guarantee to ever be called upon. We do not provide a guarantee on the $15,291,000 of debt related to our joint venture with TA/Petro.

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

	Year-Ended December 31,
($ in thousands)	2020	2019	2018
Net (loss) income	$(747)	$10,579	$4,235
Net loss attributed to non-controlling interest	(7)	(1)	(20)
Interest, net
Consolidated interest income	(884)	(1,239)	(1,344)
Our share of interest expense from unconsolidated joint ventures	1,902	2,785	2,519
Total interest, net	1,018	1,546	1,175
Income tax expense	829	3,980	1,320
Depreciation and amortization
Consolidated	4,938	5,036	5,424
Our share of depreciation and amortization from unconsolidated joint ventures	4,419	4,135	4,328
Total depreciation and amortization	9,357	9,171	9,752
EBITDA	10,464	25,277	16,502
Stock compensation expense	4,494	3,198	3,248
Asset abandonment charges	—	1,604	—
Adjusted EBITDA	$14,958	$30,079	$19,750

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

($ in thousands)	Year-Ended December 31,
Net operating income	2020	2019	2018
Pastoria Energy Facility	$4,576	$4,573	$4,056
TRCC	1,290	1,488	1,439
Communication leases	911	912	894
Other commercial leases	557	650	670
Total Commercial/Industrial net operating income	$7,334	$7,623	$7,059

	Year-Ended December 31,
($ in thousands)	2020	2019	2018
Commercial/Industrial operating income	$2,414	$3,831	$2,724
Plus: Commercial/Industrial depreciation and amortization	486	517	651
Plus: General, administrative and other expenses	6,137	11,907	5,241
Less: Other revenues including land sales	(1,703)	(8,632)	(1,557)
Total Commercial/Industrial net operating income	$7,334	$7,623	$7,059
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

The following schedule reconciles net income from unconsolidated joint ventures to NOI of unconsolidated joint ventures.

	Year-Ended December 31,
($ in thousands)	2020	2019	2018
Net income of unconsolidated joint ventures	$7,099	$30,213	$5,734
Plus: Interest expense of unconsolidated joint ventures	5,154	5,438	4,912
Operating income of unconsolidated joint ventures	12,253	35,651	10,646
Plus: Depreciation and amortization of unconsolidated joint ventures	8,323	7,773	8,125
Less: Gain on sale of asset	—	(17,537)	—
Net operating income of unconsolidated joint ventures	$20,576	$25,887	$18,771

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
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one for $54,887,000 and is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.16%. The outstanding balance on the second term loan is $2,191,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the Term Loan.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2020
(In thousands except percentage data)

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Assets:
Marketable securities	$2,766	$—	$—	$—	$—	$—	$2,766	$2,771
Weighted average interest rate	0.99%	—%	—%	—%	—%	—%	0.99%
Liabilities:
Long-term debt ($4.75M note)	$244	$254	$265	$277	$289	$862	$2,191	$2,191
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$4,051	$4,221	$4,429	$4,624	$4,825	$32,737	$54,887	$54,887
Weighted average interest rate	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%

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
Commodity Price Exposure
As of December 31, 2020, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2020 and 2019 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded based on estimated final pricing. The final price is generally not known for several months following the close of our fiscal year. Of the $4,592,000 in outstanding accounts receivable at December 31, 2020, $646,000 or 14%, is at risk for changing prices. Of the amount at risk, $646,000 is attributable to pistachios.

The price estimated for recording accounts receivable for pistachios recorded at December 31, 2020 was $2.04 per pound, as compared to $1.98 per pound at December 31, 2019. For each $0.01 change in the price per pound of pistachios, our receivable for pistachios increases or decreases by $3,200. Although the final price per pound of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.98 to $2.04.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this Item is submitted in a separate section of this Form 10-K.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2020 in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.
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
ITEM 9B.    OTHER INFORMATION
TRC issued a press release on March 3, 2021 for the fourth-quarter and year-ended December 31, 2020 financial results.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Information about our Executive Officers.” The other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2021 Annual Meeting of Stockholders and will be found under the captions “The Election of Directors,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines,” “Corporate Governance Matters” and, if applicable, “Delinquent Section 16(a) Reports.”
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2021 Annual Meeting of Stockholders and will be found under the captions “Compensation Discussion and Analysis,” and “Compensation Committee Report.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2021 Annual Meeting of Stockholders and will be found under the caption "Stock Ownership of Certain Beneficial Owners and Management."
(b)Securities Authorized for Issuance under Equity Compensation Plans.
The following table shows aggregated information as of December 31, 2020 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2020, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 11 (Stock Compensation - Restricted Stock and Performance Share Grants) of the Notes to Consolidated Financial Statements.
Equity Compensation Plans Approved by Security Holders

Equity compensation plans approved by security holders *	Number of securities to be issued upon exercise of outstanding grants	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Restricted stock grants and restricted stock units at target goal achievement	840,307	Final price determined at time of vesting	513,214

* The Company does not use equity compensation plans that have not been approved by the security holders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2021 Annual Meeting of Stockholders and will be found under the captions “Related Person Transactions” and “Corporate Governance Matters.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2021 Annual Meeting of Stockholders and will be found under the caption "Independent Registered Public Accounting Firm."

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:			Page Number
1	Consolidated Financial Statements:
	1.1	Management's Report on Internal Control Over Financial Reporting	71
		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	72
		Report of Independent Registered Public Accounting Firm	73
	1.2	Consolidated Balance Sheets – Years Ended December 31, 2020 and 2019	76
	1.3	Consolidated Statements of Operations - Years Ended December 31, 2020, 2019 and 2018	77
	1.4	Consolidated Statements of Comprehensive Income (Loss) - Years Ended December 31, 2020, 2019 and 2018	78
	1.5	Consolidated Statements of Equity - Years Ended December 31, 2020, 2019 and 2018	79
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2020, 2019 and 2018	80
	1.7	Notes to Consolidated Financial Statements	82
2	Supplemental Financial Statement Schedules:
	None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	Amended and Restated Bylaws	FN 2
	4.3	Registration and Reimbursement Agreement	FN 5
	4.4	Description of Securities	Filed herewith
	4.5	Form of Indenture for Debt	FN 36
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
	10.7	*Severance Agreement	FN 7
	10.8	*Director Compensation Plan	FN 7
	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 22
10.33	Revolving Line of Credit	FN 22
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders, LLC Redemption and Withdrawal Agreement - Lewis Tejon Member	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	Executive Severance Agreement - Executive Severance Agreement - Gregory S. Bielli S. Bielli	FN 37
21	List of Subsidiaries of Registrant	Filed herewith
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (Los Angeles, CA)	Filed herewith
23.2	Consent of Ernst & Young Consent of Ernst & Young LLP, independent registered public accounting firm (Los Angeles, CA), independent registered public accounting firm (Los Angeles, CA)	Filed herewith
23.3	Consent of RSM US LLP, independent registered public accounting firm	Filed herewith
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Financial Statements of Petro Travel Plaza Holdings LLC	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 333-231032) as Exhibit 99.1 to our Current Report on Form 8-K filed on May 26, 2020, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 99.1 to our Current Report on Form 8-K filed on May 26, 2020, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ending June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ending March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 22	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibits 10.31-10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ending June 30, 2015, is incorporated herein by reference.

FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ending June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ending September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ending September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 34	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ending September 30, 2019, is incorporated herein by reference.
FN 35	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ending September 30, 2019, is incorporated herein by reference.
FN 36	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
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

TEJON RANCH CO.

March 3, 2021	By:	/s/ Gregory S. Bielli
Date		Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

March 3, 2021	By:	/s/ Robert D. Velasquez
Date		Robert D. Velasquez
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Steven A. Betts Steven A. Betts	Director	March 3, 2021

/s/ Gregory S. Bielli Gregory S. Bielli	Director	March 3, 2021

/s/ Jean Fuller Jean Fuller	Director	March 3, 2021

/s/ Anthony L. Leggio Anthony L. Leggio	Director	March 3, 2021

/s/ Norman Metcalfe Norman Metcalfe	Director	March 3, 2021

/s/ Frawn Morgan Frawn Morgan	Director	March 3, 2021

/s/ Geoffrey Stack Geoffrey Stack	Director	March 3, 2021

/s/ Daniel R. Tisch Daniel R. Tisch	Director	March 3, 2021

/s/ Michael H. Winer Michael H. Winer	Director	March 3, 2021

Annual Report on Form 10-K
Item 8, Item 15(a) (1) and (2), (b) and (c)
List of Financial Statements and Financial Statement Schedules
Financial Statements
Certain Exhibits
Year Ended December 31, 2020
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
In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tejon Ranch Co. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 3, 2021, expressed an unqualified opinion on those financial statements based on our audit and the report of the other auditors.

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
March 3, 2021

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Tejon Ranch Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Petro Travel Plaza Holdings LLC (“Petro”), the Company's investment in which is accounted for by use of the equity method. The accompanying financial statements of the Company include its equity investment in Petro of $23,358,000 and $23,636,000 as of December 31, 2020 and 2019, respectively, and its equity earnings in Petro of $5,722,000 and $8,810,000, for the years ended December 31, 2020 and 2019, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Petro, is based solely on the report of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate— Real Estate Development - Refer to Notes 1, 5, 14, and 16 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of real estate development for impairment involves an initial assessment of each real estate development to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of a real estate development are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the entitlement process, government regulation, litigation, geographical demand for new housing, and market conditions related to pricing of new homes. When events or changes in circumstances exist, the Company evaluates the real estate development for impairment by comparing undiscounted future cash flows expected to be generated over the life of the real estate development to the respective carrying amount. If the carrying amount of the real estate development exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.

The Company makes significant assumptions to evaluate each real estate development for possible indications of impairment. These assumptions include the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, and assumptions surrounding continued positive cash flows and development costs. Considering that the planned development communities will be in a location that does not currently have many comparable homes, the Company must make assumptions surrounding the expected ability to sell the real estate assets at a price that is in excess of current accumulated costs. In addition, the Company is currently involved in numerous litigation matters related to the entitlement of the property and must continue to use judgment when evaluating the likelihood that these legal matters will be resolved and that the necessary entitlements will be obtained. Changes in these assumptions could have a significant impact on the real estate development identified for further analysis and any impairments identified could be material to the Company’s earnings. Further, the facts and circumstances utilized to make these assumptions may change from period to period. For the year ended December 31, 2020, no impairment loss has been recognized on any real estate development.

We identified the determination of impairment indicators for real estate development as a critical audit matter due to the quantitative significance of real estate development and because of the assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of any real estate development may not be recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate development for possible indications of impairment included the following, among others:
•We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate that the carrying amounts of any real estate development is no longer recoverable, including controls over management’s evaluation of the entitlement process, government regulation, litigation, geographical demand for new housing and market conditions related to pricing of new homes.
•We read and evaluated management’s documentation, including relevant accounting policies and information obtained by management from outside sources.
•We evaluated management’s impairment analysis by:
◦Testing the real estate development for possible indications of impairment, including searching for adverse asset-specific and/or market conditions by reviewing publicly available information on home values and land values in the surrounding regions of the development, periodicals and news information relating to the Southern California housing market, other independent market data, including considerations of the demand for housing in the market and changes to comparable home prices
◦We obtained letters from legal counsel and performed inquiries with the Company’s in-house legal counsel in order to evaluate any changes in the status of the litigation matters affecting the development properties and the potential impact on the ability to recover the accumulated costs, including any relevant government regulations and/or other matters impacting the entitlement process.
◦Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 3, 2021
We have served as the Company's auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tejon Ranch Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, equity, and cash flows of Tejon Ranch Co. and subsidiaries (the Company) for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 1953 to 2019.

Los Angeles, California
March 1, 2019

Tejon Ranch Co. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	December 31
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$55,320	$27,106
Marketable securities - available-for-sale	2,771	39,084
Accounts receivable	4,592	9,950
Inventories	2,990	2,792
Prepaid expenses and other current assets	2,842	3,252
Total current assets	68,515	82,184
Real estate and improvements - held for lease, net	17,660	18,674
Real estate development (includes $108,600 at December 31, 2020 and $104,491 at December 31, 2019, attributable to Centennial Founders, LLC, Note 17)	310,439	297,581
Property and equipment, net	46,246	45,072
Investments in unconsolidated joint ventures	33,524	38,240
Net investment in water assets	56,698	54,155
Deferred tax assets	—	713
Other assets	3,267	2,803
TOTAL ASSETS	$536,349	$539,422
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,367	$6,145
Accrued liabilities and other	3,305	3,463
Deferred income	1,972	1,346
Current maturities of long-term debt	4,295	4,182
Total current liabilities	12,939	15,136
Long-term debt, less current portion	52,587	57,476
Long-term deferred gains	5,550	5,731
Deferred tax liability	925	—
Other liabilities	19,017	15,455
Total liabilities	91,018	93,798
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 26,276,830 at December 31, 2020 and 26,096,797 at December 31, 2019	13,137	13,048
Additional paid-in capital	342,059	338,745
Accumulated other comprehensive loss	(9,720)	(6,771)
Retained earnings	84,487	85,227
Total Tejon Ranch Co. Stockholders’ Equity	429,963	430,249
Non-controlling interest	15,368	15,375
Total equity	445,331	445,624
TOTAL LIABILITIES AND EQUITY	$536,349	$539,422

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year Ended December 31

	2020	2019	2018
Revenues:
Real estate - commercial/industrial	$9,536	$16,792	$8,970
Mineral resources	10,736	9,791	14,395
Farming	13,866	19,331	18,563
Ranch operations	3,692	3,609	3,691
Total revenues	37,830	49,523	45,619
Costs and expenses:
Real estate - commercial/industrial	7,122	12,961	6,246
Real estate - resort/residential	1,612	2,247	1,530
Mineral resources	6,414	5,818	6,223
Farming	15,103	15,251	16,028
Ranch operations	4,896	5,316	5,451
Corporate expenses	9,430	9,361	9,705
Total expenses	44,577	50,954	45,183
Operating (loss) income	(6,747)	(1,431)	436
Other income (loss):
Investment income	884	1,239	1,344
Gain on sale of real estate	1,331	—	—
Other income (loss)	110	(1,824)	(59)
Total other income (loss)	2,325	(585)	1,285
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	(4,422)	(2,016)	1,721
Equity in earnings of unconsolidated joint ventures, net	4,504	16,575	3,834
Income before income taxes	82	14,559	5,555
Income tax expense	829	3,980	1,320
Net (loss) income	(747)	10,579	4,235
Net loss attributable to non-controlling interest	(7)	(1)	(20)
Net (loss) income attributable to common stockholders	$(740)	$10,580	$4,255
Net (loss) income per share attributable to common stockholders, basic	$(0.03)	$0.41	$0.16
Net (loss) income per share attributable to common stockholders, diluted	$(0.03)	$0.40	$0.16

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
($ in thousands)

	Year Ended December 31
	2020	2019	2018
Net (loss) income	$(747)	$10,579	$4,235
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(46)	440	(191)
Benefit plan adjustments	(215)	135	(189)
SERP liability adjustments	(622)	(424)	(43)
Unrealized interest rate swap (loss) gain	(3,213)	(2,809)	988
Other comprehensive (loss) income before taxes	(4,096)	(2,658)	565
Benefit (provision) for income taxes related to other comprehensive income items	1,147	744	(158)
Other comprehensive (loss) income	(2,949)	(1,914)	407
Comprehensive (loss) income	(3,696)	8,665	4,642
Comprehensive loss attributable to non-controlling interests	(7)	(1)	(20)
Comprehensive (loss) income attributable to common stockholders	$(3,689)	$8,666	$4,662
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Equity
($ in thousands, except share information)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2017	25,894,773	$12,947	$320,167	$(5,264)	$70,392	$398,242	$28,568	$426,810
Net income (loss)	—	—	—	—	4,255	4,255	(20)	4,235
Other comprehensive income	—	—	—	407	—	407	—	407
Restricted stock issuance	124,597	63	(62)	—	—	1	—	1
Stock compensation	—	—	4,480	—	—	4,480	—	4,480
Shares withheld for taxes and tax benefit of vested shares	(47,290)	(24)	(1,071)	—	—	(1,095)	—	(1,095)
Rights offering, net	—	—	(166)	—	—	(166)	—	(166)
Centennial redemption of withdrawing member interest	—	—	13,172	—	—	13,172	(13,172)	—
Balance, December 31, 2018	25,972,080	$12,986	$336,520	$(4,857)	$74,647	$419,296	$15,376	$434,672
Net income (loss)	—	—	—	—	10,580	10,580	(1)	10,579
Other comprehensive loss	—	—	—	(1,914)		(1,914)	—	(1,914)
Restricted stock issuance	221,267	110	(110)	—	—	—	—	—
Stock compensation	—	—	3,958	—	—	3,958	—	3,958
Shares withheld for taxes and tax benefit of vested shares	(96,550)	(48)	(1,623)	—	—	(1,671)	—	(1,671)
Balance, December 31, 2019	26,096,797	$13,048	$338,745	$(6,771)	$85,227	$430,249	$15,375	$445,624
Net loss	—	—	—	—	(740)	(740)	(7)	(747)
Other comprehensive loss	—	—	—	(2,949)		(2,949)	—	(2,949)
Restricted stock issuance	338,074	169	(169)	—	—	—	—	—
Stock compensation	—	—	5,629	—	—	5,629	—	5,629
Shares withheld for taxes and tax benefit of vested shares	(158,041)	(80)	(2,146)	—	—	(2,226)	—	(2,226)
Balance, December 31, 2020	26,276,830	$13,137	$342,059	$(9,720)	$84,487	$429,963	$15,368	$445,331
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended December 31,
	2020	2019	2018
Operating Activities
Net (loss) income	$(747)	$10,579	$4,235
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,938	5,036	5,424
Amortization of premium (discount) on marketable securities	34	(94)	101
Equity in earnings of unconsolidated joint ventures, net	(4,504)	(16,575)	(3,834)
Non-cash retirement plan expense	78	307	335
(Gain) loss on sale of real estate/assets	(1,339)	—	94
Non-cash profits recognized from land contribution	—	(2,146)	—
Deferred income taxes	2,253	1,259	175
Stock compensation expense	4,494	3,198	3,248
Excess tax benefit of stock-based compensation	519	57	18
Non-cash write-off of leasing assets	110	1,604	—
Distribution of earnings from unconsolidated joint ventures	6,222	15,381	4,800
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	5,427	154	(2,888)
Current liabilities, net	(2,004)	(2,715)	2,646
Net cash provided by operating activities	15,481	16,045	14,354
Investing Activities
Maturities and sales of marketable securities	41,843	53,418	35,219
Purchase of marketable securities	(5,610)	(28,219)	(28,392)
Real estate and equipment expenditures	(22,259)	(25,222)	(22,580)
Reimbursement proceeds from Communities Facilities District	4,223	4,180	3,588
Proceeds from sale of real estate/assets	2,000	—	—
Investment in unconsolidated joint ventures	(2,160)	(3,100)	(52)
Distribution of equity from unconsolidated joint ventures	5,309	3,457	2,815
Investments in long-term water assets	(3,568)	(3,686)	(3,844)
Net cash provided by/(used) in investing activities	19,778	828	(13,246)
Financing Activities
Borrowings on line of credit	—	5,000	—
Repayments of line of credit	—	(5,000)	—
Repayments of long-term debt	(4,819)	(4,004)	(4,046)
Net proceeds from rights offering	—	—	(166)
Taxes on vested stock grants	(2,226)	(1,671)	(1,095)
Net cash used in financing activities	(7,045)	(5,675)	(5,307)
Increase (decrease) in cash and cash equivalents	28,214	11,198	(4,199)
Cash and cash equivalents at beginning of year	27,106	15,908	20,107
Cash and cash equivalents at end of year	$55,320	$27,106	$15,908

Non-cash investing activities
Accrued capital and water expenditures included in current liabilities	$910	$785		$2,390
Contribution to unconsolidated joint venture[1]	$—	$8,658	1	$—
Long term deferred profit on land contribution[1]	$—	$2,038	1	$—

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

Tejon Ranch Co. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Tejon Ranch Co. (the Company and Tejon) is a diversified real estate development and agribusiness company committed to responsibly using its land and resources to meet the housing, employment, and lifestyle needs of Californians. Current operations consist of land planning and entitlement, land development, commercial land sales and leasing, leasing of land for mineral royalties, water asset management and sales, grazing leases, and farming.
These activities are performed through five reporting segments:
•Real Estate - Commercial/Industrial
•Real Estate - Resort/Residential
•Mineral Resources
•Farming
•Ranch Operations
Tejon's prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of downtown Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield. The Company creates value by securing entitlements for its land, facilitating infrastructure development, strategic land planning, monetization of land through development and sales, and conservation, in order to maximize the highest and best use for its land.
The Company is involved in seven joint ventures that own, develop, and operate real estate properties. The Company enters into joint ventures as a means to facilitate the development of portions of its land. The Company is also actively engaged in land planning, land entitlement, and conservation projects.
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

Investments in Unconsolidated Joint Ventures
For joint ventures that the Company does not control, but over which it exercises significant influence, the Company uses the equity method of accounting. The Company's judgment with regard to its level of influence or control of an entity involves consideration of various factors, including the form of its ownership interest; its representation in the entity's governance; its ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, to replace the Company as manager, and/or to liquidate the venture. These ventures are recorded at cost and adjusted for equity in earnings (losses), contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets on the joint venture’s balance sheet is adjusted as the related underlying assets are depreciated, amortized, or sold. When the Company contributes land to a joint venture, it records the investment in the venture at fair value, regardless of whether the other investors in the venture contribute cash or property.
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
Fair Values of Financial Instruments
The Company follows the Financial Accounting Standards Board's authoritative guidance for fair value measurements of certain financial instruments. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants, while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions:
•Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.
•Level 2 – Valuation is determined from quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.
•Level 3 – Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Company's own estimates about the assumptions that market participants would use to value the asset or liability.
When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with counterparties when determining the fair value measurement. Fair value measurements are used on a recurring basis for marketable securities, investments within the pension plan and hedging instruments, if any.
Interest Rate Swap Agreements
In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo. In June, 2019, the Company amended the interest rate swap agreement to continue to hedge the Company's exposure to interest rate risk from the Term Note, and the subsequent Amended Term Note. See Note 8 (Line of Credit and Long-Term Debt) and Note 10 (Interest Rate Swap) of the Notes to Consolidated Financial Statements for further detail regarding this interest rate swap related to the Company's Credit Facility. The Company believes it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

The Company recognizes interest rate swap agreements as either an asset or liability on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. The interest rate swap agreement is considered a cash flow hedge because it was designed to match the terms of the Term Loan, and the subsequent Amended Term Loan, as a hedge of the exposure to variability in expected future cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged transactions in a cash flow hedge. This interest rate swap agreement will be evaluated based on whether it is deemed highly effective in reducing exposure to variable interest rates. The Company formally documents all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. The Company makes an assessment at the inception of each interest rate swap agreement and on a quarterly basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items. If swaps qualify as highly effective, the changes in the fair values of the derivatives used as hedges would be reflected in accumulated other comprehensive income, or AOCI. Amounts classified in AOCI will be reclassified into earnings in the period during which the hedged transactions affect earnings. If swaps do not qualify as highly effective, the changes in fair values of derivatives used as hedges would be reflected in earnings.
The fair value of each interest rate swap agreement is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities (also referred to as “significant other observable inputs”). The fair value of interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which the Company has determined to be insignificant to the overall fair value of its interest rate swap agreement.
Variable Interest Entity
The Company evaluates all of its interests in VIEs for consolidation. When the Company's interests are determined to be variable interests, the Company assesses whether the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. A primary beneficiary is defined as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could potentially be significant. The Company considers its variable interests as well as any variable interests of related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary and consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary and does not consolidate the VIE.

To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, the Company considers all facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers are deemed to have the power to direct the activities of a VIE.

To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers all economic interests, including debt and equity investments, servicing fees, and other arrangements deemed to be variable interests in the VIE. This assessment requires that the Company apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Company.
As of December 31, 2020 and 2019, the Company had two VIEs. One was consolidated in the financial statements while the other was not. See Note 17 (Investment in Unconsolidated and Consolidated Joint Ventures) to the Notes to Consolidated Financial Statements for further discussion.

Credit Risk
The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.
Commercial revenues are derived primarily from lease rental payments and operating expense reimbursements. If client tenants fail to make rental payments under their lease, the Company's financial condition, and cash flows could be adversely affected. The Company records an allowance for doubtful accounts based on its judgment of a tenant’s creditworthiness, ability to pay and probability of collection. Accounts are written off when they are deemed to be no longer collectible.
During both years ended December 31, 2020 and 2019, the Pastoria Energy Facility, L.L.C., or PEF power plant lease generated approximately 12% of total revenues. The Company had no other customers account for 5% or more of total revenues from operations.
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
Property and Equipment
Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis carried by the Company’s predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. The Company's property and equipment and their respective estimated useful lives are as follow:

($ in thousands)	Useful Life	December 31, 2020	December 31, 2019
Vineyards and orchards	20	$56,612	$52,853
Machinery, furniture fixtures and other equipment	3 - 10	19,882	17,688
Buildings and improvements	10 - 27.5	8,819	8,819
Land and land improvements	15	7,807	7,731
Development in process		4,817	6,908
		$97,937	$93,999
Less: accumulated depreciation		(51,691)	(48,927)
		$46,246	$45,072

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
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of the Company's almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $890,000 in 2020, $3,746,000 in 2019, and $111,000 in 2018. The adjustment for 2020 includes a $890,000 increase for pistachio revenues and no change for almonds. The adjustment for 2019 includes a $3,807,000 increase for pistachio revenues and a $61,000 decrease for almonds . The adjustment for 2018 is entirely related to pistachios.
The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2020, 2019, and 2018, no such withholding was mandated.
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
Long-Lived Assets
On a quarterly basis, the Company reviews current activities and changes in the business conditions of all of its operating properties prior to and subsequent to the end of each quarter to determine the existence of any triggering events requiring an impairment analysis. If triggering events are identified, the Company reviews an estimate of the future undiscounted cash flows for the properties, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

Long-lived assets to be held and used, including rental properties, CIP, real estate held for development and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used, including rental properties, CIP, real estate held for development, and intangibles, are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors. The Company assesses the expected undiscounted cash flows based upon numerous factors, including, but not limited to, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.
In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs.
As of December 31, 2020, management of the Company believes that none of its long-lived assets were impaired.
Revenue Recognition
The Company’s revenue is primarily derived from lease revenue from its rental portfolio, royalty revenue from mineral leases, sales of farm crops, sales of water, and land sales. On January 1, 2018, the Company implemented ASU 2014-09 “Revenue with Contracts from Customers (Topic 606)" (ASC 606). ASU 2014-09 supersedes all previous revenue recognition guidance, including industry-specific guidance. The Company recognizes revenue by following the five-step model under ASC 606 to achieve the core principle that an entity recognizes revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The five-step model requires that the Company (i) identifies the contract with the customer, (ii) identifies the performance obligations in the contract, (iii) determines the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocates the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.
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

Rental Income
Rental income from leases is recognized on a straight-line basis over the respective lease terms. The Company classifies amounts currently recognized as income, and amounts expected to be received in later years, as deferred rent in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Amounts received currently, but recognized as income in future years, are classified in accrued liabilities and other, and deferred income in the accompanying consolidated balance sheets. The Company commences recognition of rental income at the date the property is ready for its intended use, and the client tenant takes possession of or controls the physical use of the property.
During the term of each lease, the Company monitors the credit quality of its tenants by (i) reviewing the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to the Company pursuant to the applicable lease, (iii) monitoring news reports regarding its tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. The Company has employees who are assigned the responsibility for assessing and monitoring the credit quality of its tenants and any material changes in credit quality.
Environmental Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2020 and 2019.
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
The Company has elected to account for lease concessions outside of the modification framework based on the FASB Q&A. The COVID-19 pandemic has resulted in tenant requests for rent relief, with a majority of the requests occurring in the second quarter. As of December 31, 2020, the Company reached agreements with all of its commercial tenants on their respective rent deferral requests. For the twelve months ended December 31, 2020, the Company retained 91% of rent billings and agreed to defer 9% of rent billings, or $174,000. Based on the terms of the agreements reached with the Company's tenants, all deferred rent will be fully repaid by the end of 2021. The Company will account for the rent receivables as if no changes to the lease contract were made, and the rent receivable for the deferral period will stay on the Company's Consolidated Balance Sheet until the rent is collected over the passage of time.

Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update, or ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting", for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The pronouncement provides optional expedients for a limited period of time to ease the potential burden of accounting for reference rate reform. Specifically, the ASU permits modification of contracts within ASC Topic 470, Debt, to be accounted for by prospectively adjusting the effective interest rate when a contract is modified because of reference rate reform. It also provides exceptions to the guidance in ASC Topic 815 related to changes to critical terms of a hedging relationship: the change in reference rate will not result in de-designation of a hedging relationship if certain criteria are met. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects to utilize this optional guidance but do not expect it to have a material effect on the consolidated financial statements.
New Accounting Pronouncements Adopted in 2020
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

2.    EQUITY
Earnings Per Share (EPS)
Basic net (loss) income per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted net (loss) income per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding and the weighted-average number of shares outstanding assuming the issuance of common stock upon exercise of stock options, warrants to purchase common stock, and the vesting of restricted stock grants per ASC 260, “Earnings Per Share.”

	Twelve Months Ended December 31,
	2020	2019	2018
Weighted average number of shares outstanding:
Common stock	26,205,923	26,031,391	25,948,189
Common stock equivalents: stock options, grants	140,527	117,724	27,715
Diluted shares outstanding	26,346,450	26,149,115	25,975,904
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

($ in thousands)		2020		2019
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$—	$—	$251	$250
with unrecognized gains		—	—	1,799	1,806
Total Certificates of deposit	Level 1	—	—	2,050	2,056
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		—	—	6,485	6,479
with unrecognized gains		801	803	14,413	14,434
Total U.S. Treasury and agency notes	Level 2	801	803	20,898	20,913
Corporate notes
with unrecognized losses for less than 12 months		708	707	1,004	1,002
with unrecognized gains		1,257	1,261	13,082	13,106
Total Corporate notes	Level 2	1,965	1,968	14,086	14,108
Municipal notes
with unrecognized gains		—	—	1,999	2,007
Total Municipal notes	Level 2	—	—	1,999	2,007

		$2,766	$2,771	$39,033	$39,084

The Company adopted ASU No. 2016-13, "Financial Instruments — Credit Losses (Topic 326)" on January 1, 2020 prospectively. Under ASC Topic 326-30, the Company is now required to use an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At December 31, 2020 the Company has not recorded any credit losses.

At December 31, 2020, the fair market value of investment securities was $5,000 above the cost basis of securities. The Company’s gross unrealized holding gains equal $6,000 and gross unrealized holding losses equal $1,000. As of December 31, 2020, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $46,000, which includes estimated taxes of $13,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326-30-50-3A. The accrued interest receivables balance totaled $20,000 as of December 31, 2020, and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.
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
Corporate notes
The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of December 31, 2020 and December 31, 2019, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of December 31, 2020 and December 31, 2019.
The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

December 31, 2020	2021	Total
U.S. Treasury and agency notes	$801	$801
Corporate notes	1,950	1,950
	$2,751	$2,751

December 31, 2019	2020	2021	Total
Certificates of deposit	$2,049	$—	$2,049
U.S. Treasury and agency notes	20,393	502	20,895
Corporate notes	13,685	400	14,085
Municipal notes	2,000	—	2,000
	$38,127	$902	$39,029
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     INVENTORIES
Inventories consisted of the following at December 31:

($ in thousands)	2020	2019
Farming inventories	$2,636	$2,444
Other	354	348
	$2,990	$2,792
Farming inventories consist of costs incurred during the current year related to next year’s crop along with unsold current year crop and farming chemicals.

5.     REAL ESTATE
Real estate consisted of the following as of December 31:

($ in thousands)	2020	2019
Real estate development
Mountain Village	$146,662	$142,567
Centennial	108,600	104,491
Grapevine	36,815	34,813
Tejon Ranch Commerce Center	18,362	15,710
Real estate development	310,439	297,581

Real estate and improvements - held for lease, net
Tejon Ranch Commerce Center	20,595	21,435
Real estate and improvements - held for lease, net	20,595	21,435
Less accumulated depreciation	(2,935)	(2,761)
Real estate and improvements - held for lease, net	$17,660	$18,674

6.     LONG-TERM WATER ASSETS
Long-term water assets consist of water and water contracts held for future use or sale. The water is held at cost, which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. Water is currently held in a water bank on Company land in southern Kern County and by TCWD in Kern Water Banks.
The Company has secured State Water Project, or SWP, entitlements under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and have been transferred to AVEK for the Company's use in the Antelope Valley. In 2013, the Company acquired a contract to purchase water that obligates the Company to purchase 6,693 acre-feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County.
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2020 was $793 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the consumer price index or 3%.
The water purchased above will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as just described.
Water revenues and cost of sales were as follows as of December 31:

($ in thousands)	2020	2019	2018

Acre-Feet Sold	5,022	4,482	9,442

Revenues	$5,909	$3,997	$9,142
Cost of sales	3,663	3,194	3,864
Profit	$2,246	$803	$5,278
Costs assigned to water assets held for future use were as follows ($ in thousands):

	December 31, 2020	December 31, 2019
Banked water and water for future delivery	$28,136	$25,265
Transferable water	4,102	3,054
Total water held for future use at cost	$32,238	$28,319

Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	December 31, 2020		December 31, 2019
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(4,825)	$11,581	$(4,342)
Nickel water rights	18,740	(4,605)	18,740	(3,962)
Tulare Lake Basin water rights	6,479	(2,910)	6,479	(2,660)
	$36,800	$(12,340)	$36,800	$(10,964)
Net cost of purchased water contracts	24,460		25,836
Total cost water held for future use	32,238		28,319
Net investments in water assets	$56,698		$54,155

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

(in acre feet, unaudited)	December 31, 2020	December 31, 2019
Water held for future use
TCWD - Banked water owned by the Company	61,054	60,555
Company water bank	50,349	50,349
Transferable water	5,638	3,252
Total water held for future use	117,041	114,156
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	148,474	145,589

Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with PEF in 2015. PEF is the current lessee under the power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from Ranchcorp up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from Ranchcorp in any year, but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2020 was $1,154 per acre-foot of annual water, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
7.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following as of December 31:

($ in thousands)	2020	2019
Accrued vacation	$736	$799
Accrued paid personal leave	399	419
Accrued bonus	1,658	1,700
Other	512	545
	$3,305	$3,463

8.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following as of December 31:

($ in thousands)	2020	2019
Notes payable	$57,078	$61,897
Less: line-of-credit and current maturities of long-term debt	(4,295)	(4,182)
Less: deferred loan costs	(196)	(239)
Long-term debt, less current portion	$52,587	$57,476

The following table summarizes debt maturities, outstanding indebtedness, and respective principal maturities as of December 31,

($ in thousands)	Stated Rate	Effective Rate	Maturity	2021	2022	2023	2024	2025	Thereafter	Total
Term Loan[1]	L+1.70%	4.16%	6/5/2029	$4,051	$4,221	$4,429	$4,624	$4,825	$32,737	$54,887
$35 million RLOC	See below[2]	See below[2]	10/5/2024	—	—	—	—	—	—	—
Promissory note	4.25%	4.25%	9/1/2028	244	254	265	277	289	862	2,191
Total long-term debt				$4,295	$4,475	$4,694	$4,901	$5,114	$33,599	$57,078

[1]The interest on the Term Loan is fixed by an interest rate swap agreement. Please see Footnote 10 for further discussion.

2At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term.
9.     OTHER LIABILITIES
Other liabilities consist of the following as of December 31:

($ in thousands)	2020	2019
Pension liability (See Note 15)	$1,602	$1,790
Interest rate swap liability (See Note 10)	5,929	2,716
Supplemental executive retirement plan liability (See Note 15)	8,419	8,011
Other[1]	3,067	2,938
	$19,017	$15,455
[1] For two of joint ventures with Majestic Realty Co., excess distributions were made and are classified as a liability. See further disclosure in Note 17 (Investment In Unconsolidated and Consolidated Joint Ventures).

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
During the quarter ended December 31, 2020, the interest rate swap agreement was deemed highly effective. Changes in fair value, including accrued interest and adjustments for non-performance risk, that qualify as cash flow hedges are classified in AOCI. Amounts classified in AOCI are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.
As of December 31, 2020, the fair value of the interest rate swap agreement was less than its cost basis and as such is recorded within Other Liabilities on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of ($ in thousands):

December 31, 2020
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(5,929)	$54,887

December 31, 2019
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(2,716)	$58,768

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
The following is a summary of the Company's performance share grants with performance conditions as of the year ended December 31, 2020:

Performance Share Grants with Performance Conditions
Threshold performance	62,416
Target performance	575,596
Maximum performance	992,745
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the following twelve-month periods ended:

	December 31, 2020	December 31, 2019	December 31, 2018
Stock Grants Outstanding Beginning of the Year at Target Achievement	409,373	538,599	536,860
New Stock Grants/Additional shares due to achievement in excess of target	797,364	160,471	97,529
Vested Grants	(307,250)	(188,032)	(93,948)
Expired/Forfeited Grants	(59,180)	(101,665)	(1,842)
Stock Grants Outstanding at Target Achievement	840,307	409,373	538,599

The following is a summary of the assumptions used to determine the price for the Company's market-based Performance Condition Grants for the year ended December 31, 2020:

($ in thousands except for share prices)
Grant date	December 12, 2019	March 11, 2020
Vesting end	December 31, 2022	December 31, 2022
Share price at target achievement	$18.80	$16.36

Expected volatility	17.28%	18.21%
Risk-free interest rate	1.69%	0.58%

Simulated Monte Carlo share price	$11.95	$5.87
Shares granted	6,327	81,716
Total fair value of award	$76	$480
The unamortized cost associated with unvested stock grants and the weighted-average period over which it is expected to be recognized as of December 31, 2020 was $7,567,000 and 22 months respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum the Company determines, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, the Company determines the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company adjusts compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director, during the years presented, received his or her annual compensation in stock.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

Employee 1998 Plan ($ in thousands):	December 31, 2020	December 31, 2019	December 31, 2018
Expensed	$4,060	$2,667	$2,564
Capitalized	1,135	760	1,232
	5,195	3,427	3,796
NDSI Plan	434	531	684
	$5,629	$3,958	$4,480

12.     INCOME TAXES
The Company accounts for income taxes using ASC 740, “Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision for income taxes consists of the following at December 31:

($ in thousands)	2020	2019	2018
Total (benefit) provision:	$829	$3,980	$1,320
Federal:
Current	(852)	1,798	862
Deferred	1,464	866	64
	612	2,664	926
State:
Current	(21)	812	353
Deferred	238	504	41
	217	1,316	394
	$829	$3,980	$1,320

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, which includes a five year net operating loss carryback provision which will enable the Company to benefit from certain losses. This provision applies to net operating losses occurring between December 31, 2017 and January 1, 2021 and temporarily nullifies provisions within the Tax Cuts Jobs Act of 2017 that disallows net operating loss carrybacks. Under these guidelines, the Company expects to receive a Federal tax refund of $1,021,000 once 2020 tax losses are carried back.

During 2018, the Company completed its analysis of the impacts of the U.S. Tax Reform and no additional expense was warranted. Other provisions of the U.S. Tax Reform did not have a material effect on the effective tax rate for 2018.

In 2020, income tax provision expense primarily consisted of permanent differences related to Section 162(m) limitations and discrete tax expense associated with stock compensation. The Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts Jobs Act, which did not impact the Company until this year. The discrete item was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the quarter represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have an impact on the Company's current income tax payable. A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate of 21% in 2020, 2019 and 2018 is as follows for the years ended December 31:

($ in thousands)	2020	2019	2018
Income tax at statutory rate	$17	$3,058	$1,171
State income taxes, net of Federal benefit	217	948	317
Excess stock compensation expense	365	(57)	(20)
Non-deductible compensation	357	—	—
Oil and mineral depletion	(101)	(131)	(134)
Refunds	(78)	—	—
Permanent differences	16	26	19
Other	36	136	(33)
Provision (benefit) for income taxes	$829	$3,980	$1,320
Effective tax rate	1,011.0%	27.3%	23.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

($ in thousands)	2020	2019
Deferred income tax assets:
Accrued expenses	$322	$349
Deferred revenues	557	370
Capitalization of costs	1,661	1,843
Pension adjustment	2,921	2,883
Stock grant expense	2,211	2,500
State deferred taxes	—	116
Book deferred gains	1,034	1,176
Joint venture allocations	587	533
Provision for additional capitalized costs	699	699
Interest rate swap	1,769	810
Other	209	39
Total deferred income tax assets	$11,970	$11,318
Deferred income tax liabilities:
Deferred gains	$490	$490
Depreciation	3,533	2,892
Cost of sales allocations	872	872
Joint venture allocations	6,592	5,070
Straight line rent	548	590
Prepaid expenses	340	333
State deferred taxes	383	208
Other	137	150
Total deferred income tax liabilities	$12,895	$10,605
Net deferred income tax (liability) asset	$(925)	$713
Allowance for deferred tax assets	—	—
Net deferred taxes	$(925)	$713
Due to the nature of the Company's deferred tax assets, the Company believes they will be used through operations in future years and a valuation allowance is not necessary.
The Company did not make any tax payments in 2020 and $4,645,000 in 2019. The Company received tax refunds of $1,314,000 and $1,345,000 in 2020 and 2019, respectively.
The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. As a result of this evaluation, the Company determined there were no uncertain tax positions that required recognition and measurement for the years ended December 31, 2020 and 2019 within the scope of ASC 740, "Income Taxes." Tax years from 2017 to 2019 and 2016 to 2019 remain available for examination by the Federal and California State taxing authorities, respectively.
13.     LEASES
The Company is a lessor of certain property pursuant to various lease agreements having terms ranging up to 30 years. The Company generates rental income from right to use assets. The following is a summary of income from commercial rents included in commercial/industrial real estate revenues as of December 31:

($ in thousands)	2020	2019	2018
Base rent	$6,471	$6,554	$6,444
Percentage rent	$949	$1,024	$621

Future minimum rental income on commercial, communication and right-of-way on non-cancelable leases as of December 31, 2020 ($ in thousands):

2021	2022	2023	2024	2025	Thereafter
$6,461	$5,637	$5,279	$5,144	$4,946	$16,664
14.     COMMITMENTS AND CONTINGENCIES

The Company's land is subject to water contracts of which $10,194,000 is expected to be paid in 2021. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 6 (Long-Term Water Assets), the Company purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel and obligates the Company to purchase 6,693 acre-feet of water annually through the term of the contract. The Company's contractual obligation for future water payments was $276,146,000 as of December 31, 2020 .
The Company is obligated to make payments of approximately $800,000 during 2021 to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement that was entered into with five major environmental organizations in 2008. These advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. These amounts paid will be capitalized in real estate development for the Centennial, Grapevine and Mountain Village, or MV, projects.
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development and is obligated to pay an earned incentive fee at the time of successful receipt of litigated project entitlements and at a value measurement date five years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. The Company believes that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. For the development of TRCC, TRPFFA has created two Community Facilities Districts, or CFDs: the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $75,965,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $44,035,000 of additional bond debt authorized by TRPFFA that can be sold in the future.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. At December 31, 2020 there were no additional improvement funds remaining from both of the West CFD bonds and East CFD bonds for reimbursement of public infrastructure costs during future years. During 2020, the Company paid approximately $2,550,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2020.

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
On April 25, 2019, the TUMSHCP Plaintiffs filed suit against the USFWS in the U.S. District Court for the Central District of California in Los Angeles (Case No. 2:19-CV-3322) (the TUMSHCP Suit). The Company was not initially named as a party in the TUMSHCP Suit and brought a motion to intervene, which the court granted. The TUMSHCP Suit sought to invalidate the TUMSHCP as it pertains to the protection of the California condor (an endangered species), as well as the ITP.
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
Management considers the allegations in the TUMSHCP Suit to be beyond the scope of the law and regulations referenced in the TUMSHCP Suit, and believes that the issues raised by the TUMSHCP Plaintiffs were adequately addressed by USFWS during the consultation process with Native American tribes. The Company has supported USFWS's efforts to vigorously defend this matter during the course of this litigation.
In a December 18, 2019 ruling, the court ordered that the parties proceed to bring motions for summary judgment on the question of whether the USFWS correctly determined that the California condor is not a “Traditional Cultural Property” under the NHPA. In response to this order, both the TUMSCHP Plaintiffs and the USFWS and the Company filed cross-motions for summary judgment.
On December 4, 2020 the court issued an order denying, in its entirety, the TUMSHCP Plaintiffs’ motions for summary judgment and granted, in their entirety, USFWS and the Company’s motions for summary judgment. On December 18, 2020, the Company brought a motion to recover attorneys’ fees and costs, as the prevailing party, against the TUMSCHP Plaintiffs. On February 2, 2021, the court denied the fee motion. Following the court’s ruling on the fee motion, on February 2, 2021, Plaintiff’s notified the court of its intent to appeal the court’s ruling on its claims. The Ninth Circuit Court of Appeal has issued a preliminary briefing schedule that requires opening and responsory briefs to be filed in April and May 2021. The appeal will be heard by the court following briefing, and the court will rule following the hearing.
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

Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court against landowners and others with interest in the groundwater basin within the Antelope Valley (including the Company) seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin was in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in the first half of 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February 2014 and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserved right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including Tejon, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. On December 23, 2015, the court entered judgment approving the Stipulation for Entry of Judgment and Physical Solution, or the Judgment. The Company’s water supply plan for the Centennial project anticipated reliance on, among other sources, a certain quantity of groundwater underlying the Company’s lands in the Antelope Valley. The Company’s allocation in the Judgment is consistent with that amount. Prior to the Judgment becoming final, on February 19 and 22, 2016, several parties, including the Willis Class, Phelan Pinon Hills Community Services District (Phelan), and Charles Tapia (Tapia) filed notices of appeal from the Judgment (collectively, the Phelan Appeal). The Appeal has been transferred from the Fourth Appellate District of California to the Fifth Appellate District. Appellate briefing is complete.
On November 9, 2020, the court heard oral argument on the Phelan appeal. On December 9, 2020, the Fifth District Court of Appeal affirmed the Judgment as to the Phelan Appeal. The decision became final in January.
The Willis Class appeal is scheduled for oral argument in February 2021, and decision will be made within 90 days thereafter. Oral argument on the Tapia appeal is scheduled for March 10, 2021. Following oral argument, the court will likely take the matters under submission and issue one or more opinions within 90 days thereafter. Notwithstanding the appeals, the parties, with assistance from the court, have established the Watermaster Board, hired the Watermaster Engineer and Watermaster Legal Counsel, and begun administering the physical solution consistent with the Judgment.
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
On October 21, 2016, the Central Delta Petitioners and a new party, the Center for Food Safety (CFS) (collectively, the CFS Petitioners), filed a new lawsuit in Sacramento County Superior Court, (the CFS Action), against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The CFS Action challenges DWR’s (i) certification of the 2016 EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. On October 2, 2017, the Sacramento County Superior Court issued a ruling that the court shall deny the CFS petition and shall discharge the 2014 Writ. The CFS Petitioners appealed the Sacramento County Superior Court judgment denying the CFS petition. The Third Appellate District of the Court of Appeal granted DWR’s motion to consolidate the CFS Action appeal for hearing with the pending appeals in the Central Delta Action. Briefing on all of the appeals and cross-appeals is now complete. At this time, the Company anticipates having a ruling from the Court of Appeal on these consolidated appeals of the CFS Action and the Central Delta Action sometime in 2021, but there is a possibility that the court’s hearing and disposition of the pending appeals could be delayed by the closure of the courts in response to the COVID-19 pandemic. To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time
Grapevine
On December 6, 2016, the Kern County Board of Supervisors unanimously granted entitlement approval for the Grapevine project. On January 5, 2017, the CBD and CFS, filed an action in Kern County Superior Court pursuant to CEQA against Kern County and the Kern County Board of Supervisors, or collectively, the County, concerning the County’s granting of the 2016 approvals for the Grapevine project, including certification of the final EIR (the 2017 Action). The Company was named as a real party in interest in the 2017 Action. The 2017 Action alleged that the County failed to properly follow the procedures and requirements of CEQA, including failure to identify, analyze and mitigate impacts to air quality, greenhouse gas emissions, biological resources, traffic, water supply and hydrology, growth inducing impacts, failure to adequately consider project alternatives and to provide support for the County’s findings and statement of overriding considerations in adopting the EIR and failure to adequately describe the environmental setting and project description. Petitioners sought to invalidate the County’s approval of the project and the environmental approvals and require the Company and the County to revise the environmental documentation.
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
On January 22, 2021 the court conducted a hearing on the 2020 Action and the Motion for Order to Discharge 2017 Writ of Mandate. At the January 22nd hearing, the court ruled in favor of the Company and the County on all issues: (1) granting the County’s Motion for Order to Discharge the 2017 Writ of Mandate and (2) rejecting each and every claim made by CDB in the 2020 Action. The court has directed the County and Company to prepare a final judgment reflecting its ruling in favor of the Company. Following the entry of a final judgment, any party may appeal the court’s decision.
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
The Climate Resolve Action and the CBD/CNPS Action collectively allege that LA County failed to properly follow the procedures and requirements of CEQA and the California Planning and Zoning Law. The Climate Resolve Action and the CBD/CNPS Action have been deemed “related” and have been consolidated for adjudication before the judge presiding over the Climate Resolve Action. The Climate Resolve Action and CBD/CNPS Action seek to invalidate the Centennial Approvals and require LA County to revise the environmental documentation related to the Centennial project. The court held three consolidated hearings for the CBD/CNPS Action and Climate Resolve Action on September 30, 2020, November 13, 2020 and January 8, 2021, but has not yet issued a ruling or judgment.
Conservancy Litigation
On December 2, 2020, conservation groups filed an action against the Company in Kern County Superior Court, alleging that, beginning October 1, 2020, the Company breached its obligation under the Tejon Ranch Conservation and Land Use Agreement (“RWA”) by failing to make advance payments for Q4 2020 to the Tejon Ranch Conservancy (“Conservancy”) – a non-profit organization created under the RWA to oversee conservation of the protected lands at Tejon Ranch.

As permitted by the RWA, the Company deposited the advance payments to the Conservancy into a third-party escrow pending a determination of the Company’s rights under the RWA.
At December 31, 2020 the Company believes it has performed all its obligations under the RWA and has withheld the escrowed payments based on the self-dealing, conflicts of interest and violations of the terms of the RWA performed by the non-Company members of the board of directors of the Conservancy and representatives of signatories to the RWA. The Company will vigorously defend the action and does not believe that the resolution of this proceeding will result in a liability to the Company beyond the costs of suit and the Company’s escrow deposits which are included in the Company’s annual budgets.
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
The following table sets forth changes in the plan's net benefit obligation and accumulated benefit information as of December 31:

($ in thousands)	2020	2019
Change in benefit obligation - Pension
Benefit obligation at beginning of year	$10,710	$9,406
Interest cost	338	389
Actuarial (gain)/assumption changes	1,248	1,161
Benefits paid	(259)	(246)
Benefit obligation and accumulated benefit obligation at end of year	$12,037	$10,710
Change in Plan Assets
Fair value of plan assets at beginning of year	$8,920	$7,258
Actual return on plan assets	1,609	1,744
Employer contribution	165	165
Benefits/expenses paid	(259)	(247)
Fair value of plan assets at end of year	$10,435	$8,920
Funded status - liability	$(1,602)	$(1,790)

Amounts recorded in equity
Net actuarial loss	$3,242	$3,027
Total amount recorded	$3,242	$3,027
Amount recorded, net taxes	$2,335	$2,180

Other changes in plan assets and benefit obligations recognized in other comprehensive income include the following as of December 31:

($ in thousands)	2020	2019
Net loss (gain)	$282	$(60)
Recognition of net actuarial loss	(67)	(75)
Total changes	$215	$(135)
Changes, net of taxes	$155	$(97)
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year:

Expected return on plan assets	$752
Interest cost	(291)
Amortization of net gain/(loss)	(73)
Net periodic pension benefit/(cost)	$388
At December 31, 2020 and 2019, the Company had a long-term pension liability. For 2021, the Company is estimating that contributions to the pension plan will be approximately $165,000.
Based on actuarial estimates, it is expected that annual benefit payments from the pension trust will be as follows:

2021	2022	2023	2024	2025	Thereafter
$299	$304	$362	$372	$471	$2,570
Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The new policy is an investment strategy in which the primary focus is to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g. stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Plan's Funded Status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as funded status improves. At December 31, 2020, the investment mix was approximately 65% equity, 34% debt, and 1% money market funds. At December 31, 2019, the investment mix was approximately 66% equity, 33% debt and 1% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 2.45% in 2020 and 3.20% in 2019. The expected long-term rate of return on plan assets is 7.3% in 2020 and 7.3% in 2019. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	2020	2019
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$70	$48
Collective Funds	Level 2	10,365	8,872
Fair value of plan assets		$10,435	$8,920
Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2020	2019	2018
Cost components:
Service cost	$—	$—	$—
Interest cost	(338)	(389)	(365)
Expected return on plan assets	643	522	585
Net amortization and deferral	(68)	(75)	(64)
Settlement recognition	—	—	—
Total net periodic pension earnings/(cost)	$237	$58	$156

The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded.
The following SERP benefit information is as of December 31:

($ in thousands)	2020	2019
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$8,011	$7,750
Interest cost	229	303
Actuarial gain/assumption changes	708	486
Benefits paid	(529)	(528)
Curtailments	—	—
Benefit obligation and accumulated benefit obligation at end of year	$8,419	$8,011
Funded status - liability	$(8,419)	$(8,011)

($ in thousands)	2020	2019
Amounts recorded in stockholders’ equity
Net actuarial loss (gain)	$3,024	$2,402
Total amount recorded	$3,024	$2,402
Amount recorded, net taxes	$2,178	$1,730
Other changes in benefit obligations recognized in other comprehensive income for 2020 and 2019 included the following components:

($ in thousands)	2020	2019
Net (gain) loss	$708	$486
Recognition of net actuarial gain or (loss)	(86)	(62)
Total changes	$622	$424
Changes, net of taxes	$448	$305
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Interest cost	$(163)
Amortization of net (gain)/loss	(125)
Net periodic pension earnings/(cost)	$(288)
Based on actuarial estimates, it is expected that annual SERP benefit payments will be as follows ($ in thousands):

2021	2022	2023	2024	2025	Thereafter
$527	$522	$516	$483	$557	$2,628
The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 2.00% and 0.0% for 2020, 2.95% and 0.0% for 2019, and 4.05% and 0.00% for 2018. Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2020	2019	2018
Cost components:
Interest cost	$(229)	$(303)	$(268)
Net amortization and other	(86)	(62)	(223)
Total net periodic pension earnings/(cost)	$(315)	$(365)	$(491)

16.    REPORTING SEGMENTS AND RELATED INFORMATION
The Company currently operates five reporting segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations. For further details of the revenue components within each reporting segment, see Results of Operations by Segment in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
Information pertaining to operating results of the Company's reporting segments are as follows for each of the years ended December 31:

($ in thousands)	2020	2019	2018
Revenues
Real estate—commercial/industrial	$9,536	$16,792	$8,970
Mineral resources	10,736	9,791	14,395
Farming	13,866	19,331	18,563
Ranch operations	3,692	3,609	3,691
Segment revenues	37,830	49,523	45,619
Equity in unconsolidated joint ventures, net	4,504	16,575	3,834
Gain on sale of real estate	1,331	—	—
Investment income	884	1,239	1,344
Total revenues and other income	44,549	67,337	50,738
Segment Profits (Losses)
Real estate—commercial/industrial	2,414	3,831	2,724
Real estate—resort/residential	(1,612)	(2,247)	(1,530)
Mineral resources	4,322	3,973	8,172
Farming	(1,237)	4,080	2,535
Ranch operations	(1,204)	(1,707)	(1,760)
Segment profits (1)	2,683	7,930	10,141
Equity in unconsolidated joint ventures, net	4,504	16,575	3,834
Gain on sale of real estate	1,331	—	—
Investment income	884	1,239	1,344
Other income	110	(1,824)	(59)
Corporate expenses	(9,430)	(9,361)	(9,705)
Income from operations before income taxes	$82	$14,559	$5,555

(1) Segment profits are revenues less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
Real estate - Commercial/Industrial
Commercial revenue consists of land and building leases to tenants at the Company's commercial retail and industrial developments, base and percentage rents from the PEF power plant lease, communication tower rents, land sales, and payments from easement leases. In 2020, the Company sold building and land, previously belonging to this segment, that was previously operated by a fast food tenant to its joint venture, Petro Travel Plaza LLC. The Company received a cash distribution of $2,000,000 from the joint venture, and realized a Gain on Sale of Real Estate of $1,331,000.

The following table summarizes revenues, expenses and operating income from this segment for each of the years ended December 31:

($ in thousands)	2020	2019	2018
Commercial revenues	$9,536	$16,792	$8,970
Equity in earnings of unconsolidated joint ventures	4,504	16,575	3,834
Commercial revenues and equity in earnings of unconsolidated joint ventures	$14,040	$33,367	$12,804
Commercial expenses	7,122	12,961	6,246
Operating results from commercial and unconsolidated joint ventures	$6,918	$20,406	$6,558

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. The segment produced losses of $1,612,000, $2,247,000, and $1,530,000 during the years ended December 31, 2020, 2019, and 2018, respectively.
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from the Company's land along with revenue from water sales. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2020	2019	2018
Mineral resources revenues	$10,736	$9,791	$14,395
Mineral resources expenses	$6,414	$5,818	$6,223
Operating results from mineral resources	$4,322	$3,973	$8,172
The farming segment produces revenues from the sale of wine grapes, almonds, pistachios and hay. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2020	2019	2018
Farming revenues	$13,866	$19,331	$18,563
Farming expenses	$15,103	$15,251	$16,028
Operating results from farming	$(1,237)	$4,080	$2,535
Ranch operations consists of game management revenues and ancillary land uses such as grazing leases and filming. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2020	2019	2018
Ranch operations revenues	$3,692	$3,609	$3,691
Ranch operations expenses	$4,896	$5,316	$5,451
Operating results from ranch operations	$(1,204)	$(1,707)	$(1,760)

Information pertaining to assets of the Company’s reporting segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2020
Real estate - commercial/industrial	$73,317	$486	$7,128
Real estate - resort/residential	297,052	39	9,764
Mineral resources	57,797	1,384	25
Farming	38,090	1,989	5,145
Ranch operations	2,442	482	91
Corporate	67,651	558	106
Total	$536,349	$4,938	$22,259
2019
Real estate - commercial/industrial	$76,814	$517	$8,690
Real estate - resort/residential	286,801	51	12,811
Mineral resources	55,049	1,371	37
Farming	41,258	1,909	3,362
Ranch operations	2,624	526	213
Corporate	76,876	662	109
Total	$539,422	$5,036	$25,222
2018
Real estate - commercial/industrial	$65,929	$651	$5,225
Real estate - resort/residential	273,620	58	13,459
Mineral resources	54,144	1,372	171
Farming	40,835	1,897	3,166
Ranch operations	2,973	536	102
Corporate	91,547	910	457
Total	$529,048	$5,424	$22,580
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
17.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2020 was $33,524,000. The equity in the income of the unconsolidated joint ventures was $4,504,000 for the twelve months ended December 31, 2020. The unconsolidated joint ventures have not been consolidated as of December 31, 2020, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components such as fuel inventory and pricing at the facility. At December 31, 2020, the Company had an equity investment balance of $23,358,000 in this joint venture.
◦On April 17, 2020, the Company sold the land and a building formerly leased to a tenant operating a fast food restaurant, to Petro. The Company received cash proceeds of $2,000,000 from Petro, and realized a gain of $1,331,000 under ASC 610-20, "Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets."

◦In December 2019, the Company completed the shell and core of a new 4,900 square foot multi-tenant building at TRCC-East, with a fair value of $2,805,000, and contributed the building and land to TA/Petro. The contribution met the criteria of a sale under ASC Topic 606, "Revenue from Contracts with Customers." As such, the Company recognized profit of $334,000 and deferred $501,000 of profit in accordance with ASC Topic 323, "Investment - Equity Method and Joint Ventures" on the date the assets were contributed.
•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form three 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. The Company and Majestic guarantee the performance of all outstanding debt. At December 31, 2020, the Company's investment in these joint ventures was $1,753,000, which includes an outside basis.
◦In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building on the Company's property at TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in the fourth quarter of 2019, and the Company has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $35,785,000 as of December 31, 2020. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The land contribution met the criteria of a land sale under ASC Topic 606, "Revenue from Contracts with Customers." As such, the Company recognized profit of $1,537,000 and deferred $1,537,000 of profit in accordance with ASC Topic 323, "Investment - Equity Method and Joint Ventures" on the date the land was contributed. The Company's investment in this joint venture was $1,753,000 as of December 31, 2020.
◦In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028, and currently has an outstanding principal balance of $23,869,000. Since inception, the Company has received excess distributions resulting in a deficit balance of $1,867,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of the consolidated balance sheet. The Company will continue to record its equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on the consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will recognize any balance classified as a liability as income.
◦In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction of the building during the third quarter of 2017. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance of $1,194,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of the consolidated balance sheet. The Company will continue to record its equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on the consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will recognize any balance classified as a liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original principal balance of the mortgage loan was $25,030,000, of which $23,985,000 was outstanding at December 31, 2020.

•Rockefeller Joint Ventures – The Company has two joint ventures with Rockefeller Group Development Corporation or Rockefeller as of December 31, 2020. At December 31, 2020, the Company’s combined equity investment balance in these joint ventures was $8,413,000.
◦The first joint venture, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. This joint venture is part of an agreement for the potential development of up to 500 acres of land in TRCC that are tied to Foreign Trade Zone designation. The Company owns a 50% interest in this joint ventures, and the joint ventures is being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

▪The Company's 18-19 West LLC joint venture has a purchase option in place with the third-party who purchased the Five West building and land (noted below) to purchase lots 18 and 19 at a price of $13.8 million through the option period ending May 21, 2021. If the option is extended to November 21, 2021, the price increases to $15.2 million. The land option expires in the fourth quarter of 2021.
◦The Company was a member of the Five West Parcel LLC joint venture, which owned and leased a 606,000 square foot building, the joint venture's primary asset, to Dollar General. The building was sold to a third party in November 2019 for a purchase price of $29,088,000, realizing a gain of $17,537,000. The outstanding term loan of the joint venture was paid off upon the sale. This joint venture was dissolved during the fourth quarter of 2020.
◦The second joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed during the second quarter of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% was through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control by voting interest alone. The Company is the named managing member. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture has a term note with a financial institution that matures on September 5, 2021. As of December 31, 2020, the outstanding balance of the term note was $34,845,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture that was initially formed with TRI Pointe Homes, Lewis Investment Company and CalAtlantic to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of CFL and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE, beginning in the third quarter of 2009, and the Company was determined to be the primary beneficiary. As a result, CFL has been consolidated into the financial statements beginning in that quarter. The remaining partners have retained a noncontrolling interest in the joint venture. On November 30, 2016, CFL and Lewis entered a Redemption and Withdrawal Agreement, whereby Lewis irrevocably and unconditionally withdrew as a member of CFL, and CFL redeemed Lewis' entire interest for no consideration. As a result, the noncontrolling interest balance was reduced by $11,039,000. On December 31, 2018, CFL and CalAtlantic entered a Redemption and Withdrawal Agreement, whereby CalAtlantic irrevocably and unconditionally withdrew as a member of CFL, and CFL redeemed CalAtlantic's entire interest for no consideration. As a result, the noncontrolling interest balance was reduced by $13,172,000. At December 31, 2020, the Company owned 92.85% of CFL.
The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

Condensed balance sheet information and statement of operations of the Company’s unconsolidated joint ventures are as follows:
Balance Sheet Information as of December 31:

	Joint Venture						TRC
	Assets		Borrowings		Equity		Investment In
	2020	2019	2020	2019	2020	2019	2020	2019
Petro Travel Plaza Holdings LLC	$77,516	$77,835	$(15,291)	$(15,287)	$59,597	$60,061	$23,358	$23,636
Five West Parcel, LLC	—	694	—	—	—	648	—	140
18-19 West, LLC	4,733	4,849	—	—	4,483	4,600	1,672	1,730
TRCC/Rock Outlet Center, LLC	65,475	69,459	(34,845)	(38,909)	29,608	29,688	6,741	6,781
TRC-MRC 1, LLC	26,502	28,673	(23,985)	(24,542)	2,059	3,623	—	—
TRC-MRC 2, LLC	20,191	20,026	(23,869)	(24,455)	(7,741)	(7,094)	—	—
TRC-MRC 3, LLC	38,502	37,292	(35,785)	(28,061)	(2,001)	6,052	1,753	5,953
Total	$232,919	$238,828	$(133,775)	$(131,254)	$86,005	$97,578	$33,524	$38,240

Centennial Founders, LLC	$98,898	$96,415	$—	$—	$98,565	$96,143	Consolidated
Condensed Statement of Operations Information as of December 31:

	Joint Venture						TRC
	Revenues			Earnings(Loss)			Equity in Earnings (Loss)
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Petro Travel Plaza Holdings LLC	$86,331	$117,708	$119,083	$9,536	$14,684	$9,672	$5,722	$8,810	$5,803
Five West Parcel, LLC	—	2,648	2,731	(6)	18,239	778	(2)	9,119	389
18-19 West, LLC	6	15	13	(136)	(107)	(102)	(68)	(53)	(51)
TRCC/Rock Outlet Center, LLC[1]	5,495	6,278	6,418	(4,180)	(3,843)	(4,645)	(2,090)	(1,921)	(2,323)
TRC-MRC 1, LLC	3,123	3,067	1,323	129	91	(498)	64	46	(249)
TRC-MRC 2, LLC[2]	4,087	4,023	3,981	1,357	1,151	529	678	575	265
TRC-MRC 3, LLC	$4,032	$—	$—	$399	$(2)	$—	$200	$(1)	$—
	$103,074	$133,739	$133,549	$7,099	$30,213	$5,734	$4,504	$16,575	$3,834

Centennial Founders, LLC	$419	$469	$297	$(103)	$(20)	$(249)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.3 million, $1.7 million, and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2) Earnings for TRC-MRC2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $0.0 million, $0.2 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
18.    RELATED PARTY TRANSACTIONS
TCWD is a not-for-profit governmental entity, organized on December 28, 1965, pursuant to Division 13 of the Water Code, State of California. TCWD is a landowner voting district, which requires an elector, or voter, to be an owner of land located within the district. TCWD was organized to provide the water needs for future municipal and industrial development. The Company is the largest landowner and taxpayer within TCWD. The Company has a water service contract with TCWD that entitles it to receive all of TCWD’s State Water Project entitlement and all of TCWD’s banked water. TCWD is also entitled to make assessments of all taxpayers within the district, to the extent funds are required to cover expenses and to charge water users within the district for the use of water. From time to time, the Company transacts with TCWD in the ordinary course of business.

The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 5,749 acre-feet of water subject to SWP allocations. In December 2019, the Company's Executive Vice President and Chief Operating Officer became one of nine directors at WRMWSD. As of December 31, 2020 and December 31, 2019, the Company paid $5,181,000 and $3,299,000 for these water contracts and related costs, respectively.
19.    UNAUDITED QUARTERLY OPERATING RESULTS
The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue[1]	Segment Profit (Loss)	Net Income (Loss)	Net Income (Loss) attributable to Common Stockholders	Net Income (Loss) Per Share	Net Income (Loss), Per Share attributable to Common Stockholders[2]
2020
First Quarter	$10,541	$770	$(684)	$(682)	$(0.03)	$(0.03)
Second Quarter	4,926	(289)	(326)	(333)	(0.01)	(0.01)
Third Quarter	13,968	1,294	384	398	0.02	0.02
Fourth Quarter	9,279	908	(121)	(123)	—	—
	$38,714	$2,683	$(747)	$(740)
2019
First Quarter	$11,011	$1,442	$124	$119	$—	$—
Second Quarter	9,275	895	709	707	0.03	0.03
Third Quarter	9,951	(708)	37	47	—	—
Fourth Quarter	20,525	6,301	9,709	9,707	0.37	0.37
	$50,762	$7,930	$10,579	$10,580
(1) Includes investment income.
(2) Net income (loss) per share on a diluted basis. Quarterly rounding of per share amounts can result in a variance from the reported annual amount. The fourth quarter 2019 amount includes gain realized by Five West Parcel LLC joint venture on building sale (see Note 17).