Form 10-Q
period 2021-03-31
TEJON RANCH CO
filed 2021-05-05
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on April 30, 2021 was 26,343,864.

TEJON RANCH CO. AND SUBSIDIARIES
`

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Real estate - commercial/industrial	$2,228	$2,320
Mineral resources	7,176	6,178
Farming	607	952
Ranch operations	1,043	863
Total revenues	11,054	10,313
Costs and Expenses:
Real estate - commercial/industrial	1,552	1,931
Real estate - resort/residential	553	626
Mineral resources	5,047	3,878
Farming	1,478	1,702
Ranch operations	1,187	1,406
Corporate expenses	2,291	2,533
Total expenses	12,108	12,076
Operating loss	(1,054)	(1,763)
Other Income:
Investment income	7	228
Other income, net	64	8
Total other income	71	236
Loss from operations before equity in (losses) earnings of unconsolidated joint ventures	(983)	(1,527)
Equity in (losses) earnings of unconsolidated joint ventures, net	(59)	1,355
Loss before income tax expense	(1,042)	(172)
Income tax expense	21	512
Net loss	(1,063)	(684)
Net loss attributable to non-controlling interest	(8)	(2)
Net loss attributable to common stockholders	$(1,055)	$(682)
Net loss per share attributable to common stockholders, basic	$(0.04)	$(0.03)
Net loss per share attributable to common stockholders, diluted	$(0.04)	$(0.03)

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,063)	$(684)
Other comprehensive gain (loss):
Unrealized (loss) gain on available-for-sale securities	(10)	69
Unrealized gain (loss) on interest rate swap	2,203	(3,959)
Other comprehensive gain (loss) before taxes	2,193	(3,890)
(Expense) benefit for income taxes related to other comprehensive income items	(613)	1,060
Other comprehensive gain (loss)	1,580	(2,830)
Comprehensive income (loss)	517	(3,514)
Comprehensive loss attributable to non-controlling interests	(8)	(2)
Comprehensive income (loss) attributable to common stockholders	$525	$(3,512)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,721	$55,320
Marketable securities - available-for-sale	7,565	2,771
Accounts receivable	1,324	4,592
Inventories	5,156	2,990
Prepaid expenses and other current assets	5,167	2,842
Total current assets	63,933	68,515
Real estate and improvements - held for lease, net	17,570	17,660
Real estate development (includes $108,976 at March 31, 2021 and $108,600 at December 31, 2020, attributable to Centennial Founders, LLC, Note 15)	313,553	310,439
Property and equipment, net	48,567	46,246
Investments in unconsolidated joint ventures	33,403	33,524
Net investment in water assets	57,247	56,698
Other assets	2,892	3,267
TOTAL ASSETS	$537,165	$536,349

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$6,167	$3,367
Accrued liabilities and other	3,046	3,305
Deferred income	2,013	1,972
Current maturities of long-term debt	4,338	4,295
Total current liabilities	15,564	12,939
Long-term debt, less current portion	51,489	52,587
Long-term deferred gains	5,550	5,550
Deferred tax liability	1,693	925
Other liabilities	16,721	19,017
Total liabilities	91,017	91,018
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 26,336,115 at March 31, 2021 and 26,276,830 at December 31, 2020	13,167	13,137
Additional paid-in capital	342,329	342,059
Accumulated other comprehensive loss	(8,140)	(9,720)
Retained earnings	83,432	84,487
Total Tejon Ranch Co. Stockholders’ Equity	430,788	429,963
Non-controlling interest	15,360	15,368
Total equity	446,148	445,331
TOTAL LIABILITIES AND EQUITY	$537,165	$536,349
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(1,063)	$(684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	965	1,164
Amortization of premium/discount of marketable securities	11	(6)
Equity in losses (earnings) of unconsolidated joint ventures, net	59	(1,355)
Non-cash retirement plan expense	(25)	20
Non-cash write-off of leasing assets	—	110
(Gain) loss on sale of property plant and equipment	(36)	10
Stock compensation expense	1,276	1,225
Excess tax shortfall from stock-based compensation	155	523
Distribution of earnings from unconsolidated joint ventures	163	121
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	946	3,048
Current liabilities	1,263	(139)
Net cash provided by operating activities	3,714	4,037
Investing Activities
Maturities and sales of marketable securities	900	8,956
Funds invested in marketable securities	(5,715)	(4,025)
Real estate and equipment expenditures	(5,218)	(4,948)
Proceeds from sale of real estate/assets	45	—
Investment in unconsolidated joint ventures	(500)	(250)
Distribution of equity from unconsolidated joint ventures	462	100
Investments in long-term water assets	(1,653)	(2,635)
Net cash used in investing activities	(11,679)	(2,802)
Financing Activities
Repayments of long-term debt	(1,066)	(1,725)
Taxes on vested stock grants	(966)	(1,568)
Net cash used in financing activities	(2,032)	(3,293)
Decrease in cash and cash equivalents	(9,997)	(2,058)
Cash, cash equivalents, and restricted cash at beginning of period	55,320	27,106
Cash, cash equivalents, and restricted cash at end of period	$45,323	$25,048

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$44,721	$25,048
Restricted cash	602	—
Total cash, cash equivalents, and restricted cash	$45,323	$25,048

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$(1,076)	$(759)
Accrued long-term water assets included in current liabilities	$262	$254
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	26,276,830	$13,137	$342,059	$(9,720)	$84,487	$429,963	$15,368	$445,331
Net loss	—	—	—	—	(1,055)	(1,055)	(8)	(1,063)
Other comprehensive income	—	—	—	1,580	—	1,580	—	1,580
Restricted stock issuance	117,943	59	(59)	—	—	—	—	—
Stock compensation	—	—	1,266	—	—	1,266	—	1,266
Shares withheld for taxes and tax benefit of vested shares	(58,658)	(29)	(937)	—	—	(966)	—	(966)
Balance, March 31, 2021	26,336,115	$13,167	$342,329	$(8,140)	$83,432	$430,788	$15,360	$446,148

Balance, December 31, 2019	26,096,797	$13,048	$338,745	$(6,771)	$85,227	$430,249	$15,375	$445,624
Net loss	—	—	—	—	(682)	(682)	(2)	(684)
Other comprehensive loss	—	—	—	(2,830)	—	(2,830)	—	(2,830)
Restricted stock issuance	229,713	115	(115)	—	—	—	—	—
Stock compensation	—	—	1,591	—	—	1,591	—	1,591
Shares withheld for taxes and tax benefit of vested shares	(114,026)	(57)	(1,511)	—	—	(1,568)	—	(1,568)
Balance, March 31, 2020	26,212,484	$13,106	$338,710	$(9,601)	$84,545	$426,760	$15,373	$442,133
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
The periods ending March 31, 2021 and December 31, 2020 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment and statements of cash flows. The Company’s March 31, 2021 and December 31, 2020 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
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
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities, water activities, timing of real estate sales and leasing activities. The coronavirus, COVID-19, has also brought additional uncertainty previously unseen, as we continue to see negative impacts during the first quarter of 2021. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relate to funds held in escrow. The Company had $602,000 of restricted cash as of March 31, 2021.
Recent Accounting Pronouncements
Lease Concessions Related to COVID-19 Pandemic
In April 2020, the Financial Accounting Standards Board, or FASB, issued a Staff Question-and-Answer, or Q&A, intended to reduce the operational challenges and complexity of accounting for leases at a time when many businesses have been ordered to close or have seen revenue drop due to the effects of the COVID-19 pandemic. The FASB determined that it would be appropriate for entities to make accounting policy elections over lease concessions resulting directly from COVID-19. Rather than analyzing each lease contract individually, entities can elect to account for lease concessions “as though the enforceable rights and obligations for those concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.” Accordingly, entities that choose to apply the relief provided by the FASB can either (1) apply the modification framework for these concessions in accordance with Accounting Standards Codification, or ASC, Topic 840 or ASC Topic 842 as applicable or (2) account for the concessions as if they were made under the enforceable rights included in the original agreement and are thus outside of the modification framework. In making this election, an entity would not need to perform a lease-by-lease analysis to evaluate the enforceable rights and may instead simply treat the change as if the enforceable rights were included or excluded in the original agreement. The election not to apply lease modification accounting is only available when total cash flows resulting from the modified contract are “substantially the same or less” than the cash flows in the original contract.
The Company elected to account for lease concessions outside of the modification framework as allowed by the FASB Q&A. The COVID-19 pandemic resulted in tenant requests for rent relief, with a majority of the requests occurring in the second quarter of 2020. In 2020, the Company reached agreements with all commercial tenants that requested rent deferrals. Based on the terms of the agreements reached with the Company's tenants, all deferred rent will be fully repaid by the end of 2021. The Company will account for the rent receivables as if no changes to the lease were made, and the rent receivable for the deferral period will stay on the Company's Consolidated Balance Sheet until the rent is collected over the passage of time. Please refer to the Results of Operations by Segment in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of rent deferrals.
Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update, or ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting", for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The pronouncement provides optional expedients for a limited period of time to ease the potential burden of accounting for reference rate reform. Specifically, the ASU permits modification of contracts within ASC Topic 470, Debt, to be accounted for by prospectively adjusting the effective interest rate when a contract is modified because of reference rate reform. It also provides exceptions to the guidance in ASC Topic 815 related to changes to critical terms of a hedging relationship: the change in reference rate will not result in de-designation of a hedging relationship if certain criteria are met. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. This pronouncement has not had, and is not expected to have, a material effect on our consolidated financial statements.
2.    EQUITY
Earnings Per Share (EPS)
Basic net (loss) income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding during the year. Diluted net (loss) income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options, warrants to purchase common stock, and the vesting of restricted stock grants per ASC Topic 260, “Earnings Per Share.”

	Three Months Ended March 31,
	2021	2020
Weighted average number of shares outstanding:
Common stock	26,313,722	26,128,976
Common stock equivalents	57,010	133,951
Diluted shares outstanding	26,370,732	26,262,927
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

($ in thousands)		March 31, 2021		December 31, 2020
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
U.S. Treasury and agency notes
with unrealized gains		$301	$302	$801	$803
Total U.S. Treasury and agency notes	Level 2	301	302	801	803
Corporate notes
with unrealized losses for less than 12 months		6,216	6,207	708	707
with unrealized gains		1,053	1,056	1,257	1,261
Total Corporate notes	Level 2	7,269	7,263	1,965	1,968
		$7,570	$7,565	$2,766	$2,771
The Company adopted ASU No. 2016-13, "Financial Instruments — Credit Losses (Topic 326)" on January 1, 2020 prospectively. Under ASC Topic 326-30, the Company is now required to use an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At March 31, 2021 the Company has not recorded any credit losses.

At March 31, 2021, the fair market value of marketable securities was $5,000 below their cost basis. The Company’s gross unrealized holding gains equaled $4,000 and gross unrealized holding losses equaled $9,000. As of March 31, 2021, the adjustment to accumulated other comprehensive loss reflected an improvement in market value of $10,000, including estimated taxes of $3,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326-30-50-3A. The accrued interest receivables balance totaled $31,000 as of March 31, 2021, and was included within the Other Assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.
Corporate notes
The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of March 31, 2021 and December 31, 2020, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of March 31, 2021 and December 31, 2020.
The following tables summarize the maturities, at par, of marketable securities as of:

	March 31, 2021
($ in thousands)	2021	2022	Total
U.S. Treasury and agency notes	$300	$1	$301
Corporate notes	3,050	4,120	7,170
	$3,350	$4,121	$7,471

	December 31, 2020
($ in thousands)	2021	Total
U.S. Treasury and agency notes	$801	$801
Corporate notes	1,950	1,950
	$2,751	$2,751
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of March 31, 2021.
4.     REAL ESTATE

($ in thousands)	March 31, 2021	December 31, 2020
Real estate development
Mountain Village	$147,900	$146,662
Centennial	108,976	108,600
Grapevine	37,145	36,815
Tejon Ranch Commerce Center	19,532	18,362
Real estate development	313,553	310,439

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	20,595	20,595
Less accumulated depreciation	(3,025)	(2,935)
Real estate and improvements - held for lease, net	$17,570	$17,660

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
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2021 is $817 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the consumer price index or 3%.
Water assets will ultimately be sold to water districts servicing the Company’s commercial/industrial and resort/residential real estate developments, and for the Company's own use in its agricultural operations. Interim uses may include the sale of the temporary "right-of-use" of portions of this water to third-party users on an annual basis until this water is fully allocated to Company uses, as previously described.
Water revenues and cost of sales were as follows ($ in thousands):

	March 31, 2021	March 31, 2020
Acre-Feet Sold	5,881	4,625

Revenues	$6,252	$5,121
Cost of sales	4,351	3,024
Profit	$1,901	$2,097

The costs assigned to water assets held for future use were as follows ($ in thousands):

	March 31, 2021	December 31, 2020
Banked water and water for future delivery	$27,779	$28,136
Water available for banking, sales, or internal use	5,347	4,102
Total water held for future use at cost	$33,126	$32,238

Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	March 31, 2021		December 31, 2020
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(4,945)	$11,581	$(4,825)
Nickel water rights	18,740	(4,765)	18,740	(4,605)
Tulare Lake Basin water rights	6,479	(2,969)	6,479	(2,910)
	$36,800	$(12,679)	$36,800	$(12,340)
Net cost of purchased water contracts	24,121		24,460
Total cost water held for future use	33,126		32,238
Net investments in water assets	$57,247		$56,698

Water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, and TCWD are also in place, but were entered into with each district at the inception of the respective contracts, and were not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage, are:

(in acre-feet, unaudited)	March 31, 2021	December 31, 2020
Water held for future use
TCWD - Banked water owned by the Company	59,417	61,054
Company water bank	50,349	50,349
Water available for banking, sales, or internal use	6,311	5,638
Total water held for future use	116,077	117,041
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	147,510	148,474
Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C., or PEF, in 2015. PEF is a current lessee of the Company in a land lease for the operation of a power plant. Pursuant to the Water Supply Agreement, PEF may purchase from the Company up to 3,500 acre-feet of water per year until July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from the Company in any year but is required to pay the Company an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2021 is $1,188 per acre-foot, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties that, are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following:

($ in thousands)	March 31, 2021	December 31, 2020
Accrued vacation	$798	$736
Accrued paid personal leave	364	399
Accrued bonus	566	1,658
Property tax payable[1]	1,074	—
Other	244	512
	$3,046	$3,305

[1]California property taxes are accrued throughout the year and are paid every April and December.
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	March 31, 2021	December 31, 2020
Notes payable	$56,012	$57,078
Less: line-of-credit and current maturities of long-term debt	(4,338)	(4,295)
Less: deferred loan costs	(185)	(196)
Long-term debt, less current portion	$51,489	$52,587
Please refer to the Capital Structure and Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the Company's Line of Credit and Long-Term Debt.

8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	March 31, 2021	December 31, 2020
Pension liability (Note 13)	$1,506	$1,602
Interest rate swap liability (Note 10)	3,726	5,929
Supplemental executive retirement plan liability (Note 13)	8,359	8,419
Excess joint venture distributions and other	3,130	3,067
Total	$16,721	$19,017
For the captions presented in the table above, please refer to the respective Notes to Unaudited Consolidated Financial Statements for further detail.
9.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company’s stock incentive plans provide for making awards to employees based upon a service condition or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with service condition vesting; performance share grants that only vest upon the achievement of specified performance conditions, such as corporate cash flow goals or share price, also known as Performance Condition Grants; and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance measures, or Performance Milestone Grants. Performance Condition Grants with market-based conditions are based on the achievement of a target share price. The share price used to calculate vesting for market-based awards is determined using a Monte Carlo simulation. Failure to achieve the target share price will result in the forfeiture of shares. Forfeiture of share awards with service conditions or performance-based restrictions will result in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions do not result in a reversal of previously recognized share-based compensation expense.
The following is a summary of the Company's Performance Condition Grants as of the three months ended March 31, 2021:

Performance Condition Grants
Threshold performance	32,282
Target performance	515,919
Maximum performance	924,338
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance grants for the three months ended March 31, 2021:

March 31, 2021
Stock Grants Outstanding Beginning of Period at Target Achievement	840,307
New Stock Grants/Additional Shares due to Achievement in Excess of Target	50,379
Vested Grants	(110,517)
Expired/Forfeited Grants	(23,956)
Stock Grants Outstanding End of Period at Target Achievement	756,213

The following is a summary of the assumptions used to determine the price for the Company's market-based Performance Condition Grants for the three months ended March 31, 2021:

($ in thousands except for share prices)
Grant date	12/12/2019	03/11/2020	12/11/2020	03/18/2021
Vesting end	12/31/2022	12/31/2022	12/31/2023	03/18/2024
Share price at target achievement	$18.80	$16.36	$17.07	$20.02

Expected volatility	17.28%	18.21%	29.25%	30.30%
Risk-free interest rate	1.69%	0.58%	0.19%	0.33%

Simulated Monte Carlo share price	$11.95	$5.87	$15.59	$18.82
Shares granted	6,327	81,716	3,628	10,905
Total fair value of award	$76	$480	$57	$205
The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of March 31, 2021 were $6,667,000 and 20 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. The fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to a maximum, the Company determined, based on historic and projected results, the probability of (1) achieving the performance objective and (2) the level of achievement. Based on this information, the Company determines the fair value of the award and measures the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company will adjust stock compensation costs according to the actual outcome of the performance condition.
Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives a portion of his or her annual compensation in stock. The stock is granted at the end of each quarter based on the quarter-end stock price.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Three Months Ended March 31,
Employee Plan:	2021	2020
Expensed	$1,146	$1,111
Capitalized[1]	(10)	366
	1,136	1,477
NDSI Plan - Expensed	130	114
Total Stock Compensation Costs	$1,266	$1,591

[1]For the quarter ended March 31, 2021, the Company had stock compensation forfeitures that were capitalized during a prior period, in excess of amounts capitalized during the current period, resulting in the net reversal presented above.

10.     INTEREST RATE SWAP
In October 2014, the Company entered into an interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to LIBOR under the term note with Wells Fargo, or the Term Note, as discussed within the Capital Structure and Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations. On June 21, 2019, the Company amended the interest rate swap agreement to continue to hedge a portion of its exposure to interest rate risk from the Term Note, and, subsequently, the Amended Term Note. The original hedging relationship was de-designated, and the amended interest rate swap was re-designated simultaneously. The amended interest rate swap qualified as an effective cash flow hedge at the initial assessment based upon a regression analysis and is recorded at fair value.

During the quarter ended March 31, 2021, the interest rate swap agreement was deemed highly effective. Changes in fair value, including accrued interest and adjustments for non-performance risk, that qualify as cash flow hedges are classified in accumulated other comprehensive income, or AOCI. Amounts classified in AOCI are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.
As of March 31, 2021, the fair value of the interest rate swap agreement was less than its cost basis and as such is recorded within Other Liabilities on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of March 31, 2021 and December 31, 2020 ($ in thousands):

March 31, 2021
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(3,726)	$53,881

December 31, 2020
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(5,929)	$54,887
11.     INCOME TAXES
The Company’s provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for each respective reporting period. However, the Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes—Interim Reporting,” to calculate taxes for this interim reporting period (the three months ended March 31, 2021). The Company made this choice because it determined that the historical method would not provide a reliable estimate for tax expense for the three months ended March 31, 2021 due to a high degree of uncertainty in estimating annual pretax earnings.
For the three months ended March 31, 2021, the Company's income tax expense was $21,000 compared to $512,000 for the three months ended March 31, 2020. Effective tax rates were -2% and -298% for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had income tax receivables of $1,148,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.
For the three months ended March 31, 2021 and the year ended in 2020, the Company recognized income tax expense primarily as a result of permanent differences related to Section 162(m) limitations and discrete tax expense associated with stock compensation. The Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts Jobs Act. The discrete item was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the quarter represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have an impact on the Company's current income tax payable.
12.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land, these water contracts require minimum annual payments, for which $10,194,000 is expected to be paid in total for 2021. As of March 31, 2021, the Company has paid $7,029,000 for its water contracts. These estimated water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. Contractual obligations for future water payments were $269,117,000 as of March 31, 2021.
Conservancy Payments
The Company is obligated to make payments of approximately $800,000 per year through 2021 to the Tejon Ranch Conservancy, as prescribed in the 2008 Conservation Agreement with five major environmental organizations. Advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing and are therefore subject to change in amount and period. All amounts paid are capitalized as real estate development costs for the Centennial, Grapevine and Mountain Village, or MV, projects.

Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be finalized until the future payment dates. The Company believes as of March 31, 2021, the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of March 31, 2021, there were no additional improvement funds remaining from the West CFD bonds. There are $15,783,000 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal 2021, the Company expects to pay approximately $2,473,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on March 31, 2021.
Tehachapi Uplands Multiple Species Habitat Conservation Plan Litigation
In July 2014, the Company received a copy of a Notice of Intent to Sue, dated July 17, 2014, indicating that the Center for Biological Diversity, or CBD, the Wishtoyo Foundation and Dee Dominguez (collectively the TUMSHCP Plaintiffs) intended to initiate a lawsuit against the U.S. Fish and Wildlife Service, or USFWS, challenging USFWS's approval of the Company's Tehachapi Uplands Multiple Species Habitat Conservation Plan, or TUMSHCP, and USFWS's issuance of an Incidental Take Permit, or ITP, for the take of federally listed species. The TUMSHCP approval and ITP issuance by the USFWS occurred in 2013. These approvals authorize, among other things, the removal of California condor habitat associated with the Company's potential future development of MV.
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
Management considers the allegations in the TUMSHCP Suit to be beyond the scope of the law and regulations referenced in the TUMSHCP Suit and believes that the issues raised by the TUMSHCP Plaintiffs were adequately addressed by USFWS during the consultation process with Native American tribes. The Company has supported USFWS's efforts to vigorously defend this matter during this litigation.

In a December 18, 2019 ruling, the court ordered that the parties proceed to bring motions for summary judgment on the question of whether the USFWS correctly determined that the California condor is not a “Traditional Cultural Property” under the NHPA. In response to this order, both the TUMSCHP Plaintiffs and the USFWS and the Company filed cross-motions for summary judgment.
On December 4, 2020, the court issued an order denying, in its entirety, the TUMSHCP Plaintiffs’ motions for summary judgment and granted, in their entirety, USFWS and the Company’s motions for summary judgment. On December 18, 2020, the Company brought a motion to recover attorneys’ fees and costs, as the prevailing party, against the TUMSCHP Plaintiffs.
On February 2, 2021, the court denied the fee motion. Following the court’s ruling on the fee motion, on February 2, 2021, Plaintiffs notified the court of their intent to appeal the court’s ruling on their claims. On April 2, 2021, the Ninth Circuit Court of Appeal issued a revised briefing schedule that requires opening and responsory briefs to be filed in May and June 2021. The appeal will be heard by the court following briefing, and the court will rule following the hearing.
As of March 31, 2021, the Company believes the TUMSHCP Suit does not impede its ability to start or complete the development of MV.
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
As of March 31, 2021, the Company is not aware of any failure by Lafarge or National to comply with directives of the RWQCB. Under current and prior leases, National and Lafarge are obligated to indemnify the Company for costs and liabilities arising out of their use of the leased premises. The remediation of environmental conditions is included within the scope of the National or Lafarge indemnity obligations. If the Company were required to remediate the environmental conditions at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material and there is no reasonable likelihood of continuing risk from this matter.
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court against landowners and others with interest in the groundwater basin within the Antelope Valley (including the Company) seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin was in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in the first half of 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February 2014 and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserved right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including the Company, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. On December 23, 2015, the court entered judgment approving the Stipulation for Entry of Judgment and Physical Solution, or the Judgment. The Company’s water supply plan for the Centennial project anticipated reliance on, among other sources, a certain quantity of groundwater underlying the Company’s lands in the Antelope Valley. The Company’s allocation in the Judgment is consistent with that amount. Prior to the Judgment becoming final, on February 19 and 22, 2016, several parties, including the Willis Class (Willis), Phelan Pinon Hills Community Services District (Phelan), and Charles Tapia (Tapia) filed notices of appeal from the Judgment (collectively, the Phelan Appeal). The Phelan Appeal was transferred from the Count of Appeal, Fourth Appellate District of California to the Court of Appeal, Fifth Appellate District of California, or the Fifth District Court of Appeal.
On December 9, 2020, the Fifth District Court of Appeal affirmed the Judgment as to the Phelan appeal, and the decision became final in January 2021. On March 16, 2021, the Fifth District Court of Appeal issued two decisions affirming the Judgment as to both Willis and Tapia. The Tapia decision will become final within about 70 days from the date of issuance absent a petition to the California Supreme Court. Willis filed a Petition for Rehearing which was denied April 6, 2021. Absent a petition to the California Supreme Court the Willis decision will come final on about June 7, 2021.

Despite the ongoing Phelan Appeal, the parties, with assistance from the court, have established the Watermaster Board, hired the Watermaster Engineer and Watermaster Legal Counsel, and begun administering the physical solution consistent with the Judgment.
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
Following the County’s rescission of the Grapevine project approvals, the Company filed new applications to re-entitle the Grapevine project (the re-entitlement). The re-entitlement application involved processing project approvals that were substantively similar to the Grapevine project that was unanimously approved by the Kern County Board of Supervisors in December 2016. As part of the re-entitlement, supplemental environmental analysis was prepared to address the court’s ruling in the 2017 Action. Following a public comment and review period, the Kern County Planning Commission held a hearing on November 14, 2019 and unanimously recommended to the Kern County Board of Supervisors that it approve the re-entitlement of the Grapevine project. On December 10, 2019, the Kern County Board of Supervisors held a hearing and after considering the supplemental environmental analysis and material presented at the hearing unanimously voted to approve the re-entitlement of the Grapevine project. On January 9, 2020, the County filed a Supplemental and Final Return to Preemptory Writ of Mandate to inform the court of the re-entitlement in a manner that the County and the Company believed was compliant with the court’s February 15, 2019 final judgment in the 2017 Action. Concurrently, the County and the Company filed a Motion for Order Discharging Writ of Mandate, which requested that the court determine that the re-entitlement complied with the court’s February 15, 2019 final judgment in the 2017 Action (the Motion for Order to Discharge 2017 Writ of Mandate). A hearing was held on February 14, 2020 for this motion and is further summarized below.
On January 10, 2020, CBD filed a new and separate action in Kern County Superior Court pursuant to CEQA against the County, concerning the County’s approval of the December 2019 re-entitlement, including certification of the final EIR (the 2020 Action). The Company was named as real party in interest in the 2020 Action. The 2020 Action alleged that the County failed to properly follow the procedures and requirements of CEQA with respect to the re-entitlement of the Grapevine project, including failure to identify, analyze and mitigate impacts to air quality, greenhouse gas emissions, biological resources, public health, and traffic, and failed to provide support for the County’s findings and statement of overriding considerations in adopting the EIR. CBD sought to invalidate the County’s approval of the re-entitlement, the environmental approvals for the re-entitlement and require the Company and the County to revise the environmental documentation. On January 22, 2020, the Company and County filed a demurrer and motion to strike the claims in the 2020 Action on the basis that the claims brought by CBD were resolved by the court in the 2017 Action, pursuant to the final judgment issued in the 2017 Action. The Company and County’s motion described in the previous sentence also included an alternative request that the court consolidate CBD’s claims in the 2020 Action with its disposition of any remaining matters relating to the 2017 Action. A hearing on these motions filed in the 2020 Action and on the Motion for Order Discharging Writ of Mandate (described above and relating to the 2017 Action) was held on February 14, 2020. At the hearing, the court granted the Company and County’s request to consolidate the 2020 Action with its adjudication of the Company and County’s compliance with the writ of mandate issued by the Court in the 2017 Action. The court denied, without prejudice, the Company and County’s motion to discharge the writ in the 2017 Action and their demurrer and motion to strike the claims in the 2020 Action, but the court further ruled that the Company and County could re-assert these arguments later once additional evidence was before the court.

On January 22, 2021, the court conducted a hearing on the 2020 Action and the Motion for Order to Discharge the 2017 Writ of Mandate. At the January 22nd hearing, the court ruled in favor of the Company and the County on all issues: (1) granting the County’s Motion for Order to Discharge the 2017 Writ of Mandate and (2) rejecting each and every claim made by CBD in the 2020 Action. The court entered a final judgment reflecting its ruling in favor of the Company and the County on March 22, 2021. CBD may appeal the court’s decision prior to May 24, 2021.
Centennial
On April 30, 2019, the Los Angeles County Board of Supervisors granted final entitlement approval for the Centennial project. On May 15, 2019, Climate Resolve filed an action in Los Angeles Superior Court (the Climate Resolve Action), pursuant to CEQA and the California Planning and Zoning Law, against the County of Los Angeles and the Los Angeles County Board of Supervisors (collectively, LA County) concerning LA County’s granting of approvals for the Centennial project, including certification of the final environmental impact report and related findings (Centennial EIR); approval of associated general plan amendments; adoption of associated zoning; adoption of the Centennial Specific Plan; approval of a subdivision map for financing purposes; and adoption of a development agreement, among other approvals (collectively, the Centennial Approvals). Separately, on May 28, 2019, CBD and the California Native Plant Society (CNPS) filed an action in Los Angeles County Superior Court (the CBD/CNPS Action) against LA County; like the Climate Resolve Action, the CBD/CNPS Action also challenges the Centennial Approvals. The Company, its wholly owned subsidiary Tejon Ranchcorp, and Centennial Founders, LLC are named as real parties-in-interest in both the Climate Resolve Action and the CBD/CNPS Action.
The Climate Resolve Action and the CBD/CNPS Action collectively allege that LA County failed to properly follow the procedures and requirements of CEQA and the California Planning and Zoning Law. The Climate Resolve Action and the CBD/CNPS Action have been deemed “related” and have been consolidated for adjudication before the judge presiding over the Climate Resolve Action. The Climate Resolve Action and CBD/CNPS Action seek to invalidate the Centennial Approvals and require LA County to revise the environmental documentation related to the Centennial project. The court held three consolidated hearings for the CBD/CNPS Action and Climate Resolve Action on September 30, 2020, November 13, 2020, and January 8, 2021. On April 5, 2021 the court issued its decision denying the petition for writ of mandate by CBD/CNPS and granting the petition for writ of mandate filed by Climate Resolve. In granting Climate Resolve’s petition, the court found three specific areas where the EIR for the project was lacking. The court ruled that California’s Cap-and-Trade Program cannot be used as a compliance pathway for mitigating greenhouse gas (GHG) impacts for the project and therefore further ruled that additional analysis will be required related to all feasible mitigation of GHG impacts. The court also found that the EIR must provide additional analysis and explanation of how wildland fire risk on lands outside of the project site, posed by on-site ignition sources, is mitigated to less than significant. On April 19, 2021 CBD filed a motion for reconsideration with the court on the denial of their petition for writ of mandate. The hearing on this motion is scheduled for August 13, 2021. As of the date of this report, final judgement has not yet been issued by the court for either the CBD/CNPS or Climate Resolve actions. Once final judgements are entered, appellate litigation may follow.
Conservancy
On December 2, 2020, conservation groups filed an action against the Company in Kern County Superior Court, alleging that the Company breached its obligation under the Tejon Ranch Conservation and Land Use Agreement (or the “RWA”) by not making a payment for Q4 2020 to the Tejon Ranch Conservancy (or the “Conservancy”) – a non-profit organization created under the RWA to oversee conservation of portions of Tejon Ranch.
Pursuant to the terms of the RWA, the Company deposited the Q4 2020 payment to the Conservancy into a third-party escrow account pending a determination of the Company’s disputes with the Conservancy. The Company also deposited the payment for Q1 2021 and Q2 2021 into escrow. On January 25, 2021 in response to an objection to the complaint by the Company, a First Amended Complaint was filed adding the Tejon Ranch Conservancy as a party to the action.
As of the date of this report, the Company believes it has performed all its obligations under the RWA and has withheld the escrowed payments based on its belief that the Conservancy and other signatories to the RWA have violated the terms of the RWA. The Company will vigorously defend the action and does not believe that the resolution of the action will result in a liability to the Company beyond the costs associated with defending the action and the Company’s escrow deposits which are included in the Company’s annual budgets and a possibility that the Company be required to pay plaintiffs' cost of suit.
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

13.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). In April 2017, the Company froze the Benefit Plan as it relates to future benefit accruals for participants. The Company expects to contribute $165,000 to the Benefit Plan in 2021.
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At March 31, 2021, the investment mix was approximately 35% equity, 64% debt, and 1% money market funds. At December 31, 2020, the investment mix was approximately 65% equity, 34% debt, and 1% money market funds. Equity investments comprise of value, growth, large cap, small cap and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. A weighted average discount rate of 2.5% was used in determining the net periodic pension cost for fiscal 2021 and 2020. The assumed expected long-term rate of return on plan assets is 7.3% for both fiscal 2021 and 2020. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement earnings for the Benefit Plan was as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Earnings (cost) components:
Interest cost	$(73)	$(85)
Expected return on plan assets	188	161
Net amortization and deferral	(18)	(17)
Total net periodic pension earnings	$97	$59
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
The pension and retirement expense for the SERP was as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Cost components:
Interest cost	$(41)	$(57)
Net amortization and other	(31)	(22)
Total net periodic pension expense	$(72)	$(79)

14.    REPORTING SEGMENTS AND RELATED INFORMATION
The Company currently operates in five reporting segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations. For further details of the revenue components within each reporting segment, see Results of Operations by Segment in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Real estate - Commercial/Industrial
Commercial/Industrial real estate development segment revenues consist of land sale revenues, leases of land and/or building space to tenants at the Company's commercial retail and industrial developments, base and percentage rents from the PEF power plant lease, communication tower rents, land sales, and payments from easement leases. Refer to Note 15 for discussion over unconsolidated joint ventures. The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Commercial/industrial revenues	$2,228	$2,320
Equity in earnings of unconsolidated joint ventures	(59)	1,355
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	2,169	3,675
Commercial/industrial expenses	1,552	1,931
Operating results from commercial/industrial and unconsolidated joint ventures	$617	$1,744

Real Estate - Resort/Residential
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $553,000 and $626,000 for the three months ended March 31, 2021 and 2020, respectively.

Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Mineral resources revenues	$7,176	$6,178
Mineral resources expenses	5,047	3,878
Operating results from mineral resources	$2,129	$2,300

Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Farming revenues	$607	$952
Farming expenses	1,478	1,702
Operating results from farming	$(871)	$(750)

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Ranch operations revenues	$1,043	$863
Ranch operations expenses	1,187	1,406
Operating results from ranch operations	$(144)	$(543)
15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of March 31, 2021 was $33,403,000. The unconsolidated joint ventures generated a $59,000 loss for the three months ended March 31, 2021. The unconsolidated joint ventures have not been consolidated as of March 31, 2021, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC, Petro, is an unconsolidated joint venture with TravelCenters of America that develops and manages travel plazas, gas stations, convenience stores, and fast-food restaurants throughout TRCC. The Company has 50% of the voting rights but participates in 60% of all profits and losses. The Company does not control the investment due to having only 50% of the voting rights. The Company's partner is the managing partner and performs all of the day-to-day operations and has significant decision-making authority over key business components such as fuel inventory and pricing at the facilities. The Company's investment in this joint venture was $23,504,000 as of March 31, 2021.
◦On April 17, 2020, the Company sold land and a building formerly leased to a tenant operating a fast food restaurant, to Petro. The Company received cash proceeds of $2,000,000 from Petro, and realized a gain of $1,331,000 under ASC 610-20, "Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets."
•Majestic Realty Co. – Majestic Realty Co. (Majestic) is a privately-held developer and owner of master planned business parks throughout the United States. The Company has formed four 50/50 joint ventures with Majestic to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint ventures. The Company and Majestic guarantee the performance of all outstanding debt.
◦On March 25, 2021, TRC-MRC4 LLC was formed to pursue the development, construction, leasing, and management of a 629,274 square foot industrial building located within TRCC-East. Construction of the building is schedule to begin in 2021 with completion targeted in 2022. The joint venture is in the process of securing a construction loan to finance the construction of the building. The Company has zero investment in the joint venture as of March 31, 2021 as no contributions by either partner have yet been made to the joint venture.

◦In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary; therefore, it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in the fourth quarter of 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $35,785,000 as of March 31, 2021. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $1,348,000 as of March 31, 2021.
◦In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, which was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028 and has an outstanding principal balance of $23,718,000 as of March 31, 2021. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,874,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company will continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
◦In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East that is 100% leased. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,251,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company will continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $23,841,000 was outstanding as of March 31, 2021.
•Rockefeller Joint Ventures – The Company has two active joint ventures with Rockefeller Group Development Corporation, or Rockefeller. At March 31, 2021, the Company’s combined equity investment balance in these two joint ventures was $8,551,000.
◦18-19 West LLC was formed in August 2009 through the contribution of 61.5 acres of land by the Company that is being held for future development. The Company owns a 50% interest in this joint venture, and the joint venture is being accounted for under the equity method due to both members having significant participating rights in the management of the venture.
▪The 18-19 West LLC joint venture has a purchase option in place with the third-party to purchase lots 18 and 19 at a price of $13.8 million through the option period ending May 21, 2021. If the option is extended to November 21, 2021, the price increases to $15.2 million. The land option expires in the fourth quarter of 2021.
◦TRCC/Rock Outlet Center LLC was formed during 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture has a term note with a financial institution that matures on September 5, 2021. As of March 31, 2021, the outstanding balance of the term note was $34,404,000. The Company and Rockefeller guarantee the performance of the debt.

•Centennial Founders, LLC – Centennial Founders, LLC, CFL, is a joint venture that was initially formed with TRI Pointe Homes, Lewis Investment Company, and CalAtlantic to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of CFL and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE beginning in 2009, and the Company was determined to be the primary beneficiary. As a result, CFL is consolidated into the Company's financial statements. In 2016 and 2018, Lewis Investment Company and CalAtlantic left the joint venture. The Company's remaining partner, TRI Pointe Homes, retained a noncontrolling interest in the joint venture. As of March 31, 2021, the Company owned 92.87% of CFL.
The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The difference represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of the assets contributed.
Unaudited condensed statement of operations for the three months ended March 31, 2021 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of March 31, 2021 and December 31, 2020 are as follows:

	Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$23,821	$23,213	$243	$2,539	$146	$1,523
Five West Parcel, LLC	—	—	—	(1)	—	(1)
18-19 West, LLC	2	3	(35)	(30)	(17)	(15)
TRCC/Rock Outlet Center, LLC[1]	1,275	1,863	(689)	(812)	(344)	(406)
TRC-MRC 1, LLC	847	787	87	40	43	20
TRC-MRC 2, LLC	1,015	1,020	336	343	168	172
TRC-MRC 3, LLC	971	625	(109)	125	(55)	62
Total	$27,931	$27,511	$(167)	$2,204	$(59)	$1,355

Centennial Founders, LLC	$129	$47	$111	$(27)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.3 million and $0.5 million as of March 31, 2021 and March 31, 2020, respectively.

	March 31, 2021				December 31, 2020
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$78,697	$(14,653)	$59,840	$23,504	$77,516	$(15,291)	$59,597	$23,358
18-19 West, LLC	4,704	—	4,449	1,654	4,733	—	4,483	1,672
TRCC/Rock Outlet Center, LLC	65,435	(34,404)	29,920	6,897	65,475	(34,845)	29,608	6,741
TRC-MRC 1, LLC	26,337	(23,841)	1,956	—	26,502	(23,985)	2,059	—
TRC-MRC 2, LLC	20,835	(23,718)	(6,296)	—	20,191	(23,869)	(7,741)	—
TRC-MRC 3, LLC	38,328	(35,785)	1,592	1,348	38,502	(35,785)	(2,001)	1,753
Total	$234,336	$(132,401)	$91,461	$33,403	$232,919	$(133,775)	$86,005	$33,524

Centennial Founders, LLC	$99,149	$—	$98,926	***	$98,898	$—	$98,565	***

*** Centennial Founders, LLC is consolidated within the Company's financial statements.
16.    RELATED PARTY TRANSACTIONS
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer is one of nine directors at WRMWSD. As of March 31, 2021, the Company paid $1,561,000 for these water contracts and related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for the Company's crops and real estate operations, future prices, production and demand for oil and other minerals, future development of the Company's property, future revenue and income of its jointly-owned travel plaza and other joint venture operations, potential losses to Tejon Ranch Co. and its subsidiaries (the Company, Tejon, we, us, and our), as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, and of current assets and contracts to meet our water and other commitments, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness, ongoing negotiations, the uncertainties regarding the expected impact of COVID-19 on the Company, its customers and suppliers, and global economic conditions, and other future events and conditions. In some cases, these statements are identifiable through use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, the impacts of COVID-19 and the actions taken by governments, businesses, and individuals in response to it, weather, market and economic forces, availability of financing for land development activities, and competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons, including those described above and in the section entitled “Risk Factors” in this report and our most recent Annual Report on Form 10-K.
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
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets. A key element of our strategy is to entitle and then develop large-scale mixed-use master planned residential and commercial/industrial real estate development projects to serve the growing populations of Southern and Central California. Our mixed-use master planned residential developments have been approved to collectively include up to 35,278 housing units, and more than 35 million square feet of commercial space. We have obtained entitlements on Mountain Village at Tejon Ranch, or MV, and have submitted the final tract maps to Kern County. Over the next few years, it is possible that we will be engaged in continuous litigation challenging and defending the entitlements of our Grapevine at Tejon Ranch, or Grapevine, and Centennial at Tejon Ranch, or Centennial, projects.
We are currently engaged in construction, commercial sales and leasing at our fully operational commercial/industrial center, the Tejon Ranch Commerce Center, or TRCC. All these efforts are supported by diverse revenue streams generated from other operations, including commercial/industrial real estate, farming, mineral resources, ranch operations, and our various joint ventures.
Our Business
We currently operate in five reporting segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; farming; and ranch operations.
Activities within the commercial/industrial real estate development segment include planning and permitting of land for development; construction of infrastructure; construction of pre-leased buildings; construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial real estate development segment also includes activities related to communications leases and landscape maintenance fees.

At the heart of the commercial/industrial real estate development segment is TRCC, a 20 million square foot commercial/industrial development on Interstate 5 just north of the Los Angeles basin. Nearly six million square feet of industrial, commercial and retail space has already been developed, including distribution centers for IKEA, Caterpillar, Famous Footwear, L'Oreal, Camping World, and Dollar General. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the west coast’s principal north-south goods movement corridor.
On January 5, 2021, the Kern County Board of Supervisors approved two Conditional Use Permits (CUP) which will authorize development of multi-family apartment uses within the TRCC. The approved CUPs authorize the Company to develop up to a maximum of 495 multi-family residences, in thirteen apartment buildings, as well as approximately 6,500 square feet of community amenity space and 8,000 square feet of community retail on the ground floor of a portion of the residential buildings. The development would be located on an approximately 23-acre site located immediately north of the Outlets at Tejon. During 2021 the Company will devote the necessary resources to advance this new project at TRCC, providing the much-needed housing for the thousands of employees currently working at the various distribution centers, retailers, and fast-food restaurants at TRCC.
We are also involved in multiple joint ventures within TRCC with several partners that help us expand our commercial/industrial business activities:
•A joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates five separate gas stations with convenience stores and fast-food restaurants within TRCC-West and TRCC-East.
•Two joint ventures with Rockefeller Development Group, or Rockefeller:
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
•Four joint ventures with Majestic Realty Co., or Majestic, to develop, manage, and operate industrial buildings within TRCC:
◦TRC-MRC 1, LLC operates a 480,480 square foot industrial building in TRCC-East, which was completed during 2017 and is fully leased;
◦TRC-MRC 2, LLC owns and operates a 651,909 square foot building in TRCC-West that is fully leased;
◦TRC-MRC 3, LLC operates a 579,040 square foot industrial building in TRCC-East, which was completed during the fourth quarter of 2019 and is fully leased; and
◦TRC-MRC 4, LLC was formed in 2021 to pursue the development, construction, leasing and management of a 629,274 square foot industrial building in TRCC-East. The construction of the building is scheduled to begin in 2021, with a target completion in 2022.
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. Our active developments within this segment are MV, Centennial, and Grapevine.
•MV encompasses a total of 26,417 acres, of which 5,082 acres will be used for a mixed-use development that will include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space. The tentative tract map for the first four phases of residential development has been approved, as well as the commercial site plan for the first phase of commercial development. The Company is currently focusing on the completion of the final map for first phases of MV, consumer and market research studies and fine tuning of development business plans as well as defining the capital funding sources for this development.
•The Centennial development is a mixed-use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes and 10.1 million square feet of commercial development. Centennial had entitlements approved in December 2018 and received legislative approvals in April 2019 from the Los Angeles County Board of Supervisors; and

•Grapevine is an 8,010-acre development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Upon completion of Grapevine, the community will include 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks. On December 10, 2019, the Kern County Board of Supervisors adopted the supplemental re-circulated environmental impact report, or EIR, prepared in response to a court ruling and re-approved the development of Grapevine unanimously.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for a more detailed description of our active developments within the resort/residential real estate development segment.
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
The COVID-19 Pandemic
The Company operates solely in California, which continued its vaccine rollout in the first quarter of 2021 and opened up vaccinations to individuals who are 16 years old and older in April 2021. California is currently projected to fully reopen on June 15, if vaccine supply is sufficient for Californians aged 16 years and older who wish to be inoculated and if hospitalization rates are stable and low. We will continue to provide for the health and safety of our employees, customers, suppliers and others with whom we partner, while continuing our business operations in this unprecedented environment. Both farm and office employees are required to wear masks along with following other common-sense health measures.
Kern and Los Angeles Counties are rated "Orange" under California’s rating system for the spread of COVID-19, as of the date of this report, representing moderate COVID-19 transmission risk under California's Blueprint for a Safer Economy, or Blueprint. Under such circumstances, our farming and mineral resources segments have operated and may continue to operate as normal while following common-sense health measures. Our retail outlets can now operate at full capacity, following guidelines provided by the Blueprint. Lastly, restaurants can resume indoor dining at 50% capacity, which led to the re-opening of the full-service restaurant at TRCC in April 2021.
Despite the current recovery phase, uncertainty remains over long-term vaccine efficacy, virus mutations, vaccine availability, California's ability to meet reopening guidelines, and continued vaccine adoption for the next phase of the pandemic. The long-term impact of such uncertainties on our business are currently unknown and may vary in scope and severity from the impacts to-date.
The actions taken by governments, other businesses, and individuals in response to the pandemic did have and will continue to have an impact our results of operations and overall financial performance. In 2020, we evaluated our operations for expense reductions and cash savings by renegotiating contracts and pricing with a significant portion of our vendors, and rightsizing our labor needs. We will continue to monitor and evaluate our needs for expense reduction throughout 2021.
Summary of First Quarter 2021 Performance
For the first three months of 2021, we had a net loss attributable to common stockholders of $1,055,000 compared to a net loss of $682,000 during the first three months of 2020. The primary driver of this decrease was a $1,414,000 decrease in the equity in earnings of unconsolidated joint ventures. For the quarter, Petro Travel Plaza Holdings experienced significant declines in fuel margins resulting from higher fuel costs. Additionally, full-service restaurant margins within the Petro joint venture decreased due to ongoing closures during the period, driven by operating capacity limitations under the Blueprint. The decline in operating results from our joint ventures was offset by a $998,000 increase in mineral resources revenues, driven by increased water sales due, in part, to drier conditions statewide which led to a lower SWP allocation over the comparative period.
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

Critical Accounting Policies
The preparation of our interim financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and judgments that affect the reported amounts for assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, allocation of costs related to land sales and leases, stock compensation, our future ability to utilize deferred tax assets, and defined benefit retirement plan. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
During the three months ended March 31, 2021, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2020. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.
Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended March 31,		Change
($ in thousands)	2021	2020	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,016	$1,065	$(49)	(5)%
TRCC Leasing	399	406	(7)	(2)%
TRCC management fees and reimbursements	186	236	(50)	(21)%
Commercial leases	142	157	(15)	(10)%
Communication leases	227	225	2	1%
Landscaping and other	258	231	27	12%
Total commercial/industrial revenues	$2,228	$2,320	$(92)	(4)%
Total commercial/industrial expenses	$1,552	$1,931	$(379)	(20)%
Operating income from commercial/industrial	$676	$389	$287	74%

•Commercial/industrial real estate development segment revenues were $2,228,000 for the three months ended March 31, 2021, a decrease of $92,000, or 4%, from $2,320,000 for the three months ended March 31, 2020. The decrease is primarily attributed to lower spark spread revenues from the Company's Pastoria Energy Facility lease due to lower energy demand and reduced reimbursable costs for Company's management of the outlet center due to a reduction in personnel.
•Commercial/industrial real estate development segment expenses were $1,552,000 for the three months ended March 31, 2021, a decrease of $379,000, or 20%, from $1,931,000 for the three months ended March 31, 2020. The decrease is attributed to lower payroll and stock compensation costs, net of capitalization, of $206,000 and reduced general and overhead allocations of $107,000 resulting from the Company's 2020 right-sizing initiatives.

The logistics operators currently located within TRCC have demonstrated success in serving all of California and the western region of the United States, and the Company showcases their success in its marketing efforts. We will continue to focus our marketing strategy for TRCC-East and TRCC-West on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the demonstrated success of the current tenants and owners within our development. Our location fits within the logistics model that many companies are using, which favors large, centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies, rather than many decentralized smaller distribution centers. The world-class logistics operators located within TRCC have demonstrated success through utilization of this model. With access to markets of over 40 million people for next-day delivery service, they are also demonstrating success with e-commerce fulfillment.
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
We believe that the FTZ and EDIP, along with our ability to provide fully entitled, shovel-ready land parcels to support buildings of any size, including buildings one million square feet or larger, can provide us with a potential marketing advantage in the future. Our marketing efforts target the Inland Empire region of Southern California, the Santa Clarita Valley of northern Los Angeles County, the northern part of the San Fernando Valley - due to the limited availability of new product and high real estate costs in these locations, and the San Joaquin Valley of California. The Company continues to analyze the market and evaluate expansions of industrial buildings for lease either on our own or in partnerships, as we have done with the buildings developed by TRC-MRC 1 and TRC-MRC 3, and pending development by TRC-MRC 4.
A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles, which continues its expansion eastward beyond Riverside and San Bernardino, to include Perris, Moreno Valley, and Beaumont. As development in the Inland Empire continues to move east and farther away from the ports, the potential disadvantage of our distance from the ports is being mitigated. Strong demand for large distribution facilities is driving development farther east in a search for large, entitled parcels.
During the quarter ended March 31, 2021, vacancy rates in the Inland Empire decreased to a historical low of 1.9%, leading to an increase in lease rate of 1.3%, both setting new records. Demand for Inland Empire logistics space continues to be strong, as net absorption reached 10 million square feet. As lease rates increase in the Inland Empire, we may experience greater pricing advantages due to our lower land basis.
During the quarter ended March 31, 2021, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, decreased from 2.3% as of December 31, 2020 to 1.8%. Rents remain at an all-time high. Average asking rents increased by 9% over the prior quarter.
We expect our commercial/industrial real estate development segment to continue to experience costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to pursue development opportunities. These costs are expected to remain consistent with current levels of expense with any variability in future costs tied to specific absorption transactions in any given year.
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
In March and July 2020, in response to the COVID-19 pandemic, California took actions to limit exposure to the virus through restrictions on non-essential businesses and services. Tenants began requesting various forms of rent relief beginning in March 2020 and throughout the rest of 2020. Although the requests ranged in scope, the most common request was for a full or partial rent deferment for three months. The Company agreed to defer rent for certain tenants at TRCC, with the requirement that all the deferred rent be fully repaid by 2021. The following table sets forth information regarding the cumulative minimum deferred rent and collected rent as of March 31, 2021.

($ in thousands, except for impacted tenants)	Impacted Tenants	Cumulative Deferred Rent due to COVID-19	Cumulative Deferred Rent Collected	Deferred Rent to be Collected rest of 2021
TRCC Leasing	5	$118	$51	$67
Other Commercial Leases	3	57	24	33
	8	$175	$75	$100
Real Estate – Resort/Residential:
We are in the preliminary stages of property development for this segment; hence, no revenues or profits are attributed to this segment.
Resort/residential real estate development segment expenses were $553,000 for the three months ended March 31, 2021, a decrease of $73,000, or 12%, from $626,000 for the three months ended March 31, 2020. The decrease is attributed to lower payroll and stock compensation costs, net of capitalization, of $23,000 and reduced general and overhead allocations of $36,000.
Our long-term business plan of developing the communities of MV, Centennial, and Grapevine remains unchanged. As home buyer trends change in California to a more suburban orientation and the economy stabilizes, we believe the perception of land values will continue to improve. Long-term macro fundamentals, primarily California's population growth and household formation will also support housing demand in our region. California also has a significant documented housing shortage, which we believe our communities will help ease as the population base within California continues to grow. Most of the expenditures and capital investment to be incurred within our resort/residential real estate segment will continue to focus on the following:
•Centennial – the approved Centennial specific plan includes 19,333 residential units and more than 10.1 million square feet of commercial space. The Company is working with the County of Los Angeles to address litigation filed in the Los Angeles Superior Court. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for further discussion.
•Grapevine – on December 11, 2018, the Kern County Superior Court ruled we had to amend our EIR by preparing supplemental environmental documentation to further analyze the Grapevine project’s internal capture rate (ICR), which is the percent of vehicle trips remaining within the project. On December 10, 2019, the Kern County Board of Supervisors adopted the supplemental re-circulated EIR prepared in response to the court ruling and reapproved the development of Grapevine unanimously. On January 10, 2020, an action was filed in Kern County Superior Court pursuant to CEQA against Kern County, concerning Kern County’s approval of the December 2019 re-entitlement, including certification of the final EIR. On January 22, 2021 the court ruled in favor of the Company and Kern County on all issues. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for further discussion.
•MV – a fully entitled project has received approvals of Tentative Tract Map 1 for the first four phases of development and approval of the commercial site plan for the first phase of commercial development. The timing of the MV development in the coming years will depend on the strength of both the economy and the real estate market, including both primary and second home markets. In moving the project forward, we will focus on the completion of the final map for the first phases of MV, consumer and market research studies, fine tuning of development business plans.
•Over the next several years, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of additional common stock.

Mineral Resources:

	Three Months Ended March 31,		Change
($ in thousands)	2021	2020	$	%
Mineral resources revenues
Oil and gas	$174	$334	$(160)	(48)%
Cement	466	454	12	3%
Rock aggregate	258	242	16	7%
Exploration leases	25	25	—	—%
Water Sales	6,252	5,121	1,131	22%
Reimbursables and other	1	2	(1)	(50)%
Total mineral resources revenues	$7,176	$6,178	$998	16%
Total mineral resources expenses	$5,047	$3,878	$1,169	30%
Operating income from mineral resources	$2,129	$2,300	$(171)	(7)%

•Mineral resources segment revenues were $7,176,000 for the three months ended March 31, 2021, an increase of $998,000, or 16%, from $6,178,000 for the three months ended March 31, 2020. This increase is primarily attributed to a $1,131,000 increase in water sales revenues. There were more water sales opportunities in 2021 because of the dry 2021 winter that has led to a SWP allocation of 5%. We sold 5,881 acre-feet and 4,625 acre-feet of water in 2021 and 2020, respectively. The increase in water sales revenues was partially offset by a decline in oil royalties, which have not returned to pre-pandemic levels.
•Mineral resources segment expenses were $5,047,000 for the three months ended March 31, 2021, an increase of $1,169,000, or 30%, from $3,878,000 for the three months ended March 31, 2020. This increase in expenses is primarily attributed to an increase in water cost of sales driven by the increased water sales volume noted above.
As anticipated changes arise in the future related to groundwater management in California, such as limits on groundwater pumping in over drafted water basins outside of our lands, we believe that our water assets, including water banking operations, ground water recharge programs, and access to water contracts like those we have purchased in the past, will become even more important and valuable in servicing our projects and providing opportunities for water sales to third parties. With 2020 being a dry year, local water market participants will have fewer alternative water sources in 2021, especially given the current 5% SWP allocation. As such, the Company anticipates additional water sales opportunities over the next few months.
The price per barrel of oil has increased over 30% from its December 31, 2020 levels. California Resources Corporation, or CRC, has approved permits and drill sites on our land and has delayed the start of new exploration as it evaluates the market. A positive aspect of our lease with CRC is that the approved drill sites are in an area of the ranch where the development and production costs are moderate due to the relatively shallow depths being drilled.
Farming:

	Three Months Ended March 31,		Change
($ in thousands)	2021	2020	$	%
Farming revenues
Almonds	$304	$861	$(557)	(65)%
Pistachios	14	34	(20)	(59)%
Wine grapes	16	—	16	100%
Hay	129	47	82	174%
Other	144	10	134	1,340%
Total farming revenues	$607	$952	$(345)	(36)%
Total farming expenses	$1,478	$1,702	$(224)	(13)%
Operating income (loss) from farming	$(871)	$(750)	$(121)	16%
•Farming segment revenues were $607,000 for the three months ended March 31, 2021, a decrease of $345,000, or 36%, from $952,000 during the same period in 2020. The changes are primarily due to:

◦Reduced almond sales revenues of $557,000 attributed to a 138,000 pound reduction in the number of pounds sold due to timing. Additionally, there was a 36% decrease in the selling price of almonds, driven by record 2020 California almond crop yields.
◦Other revenues increased $134,000, resulting from higher water reimbursements from a farming land lease.
•Farming segment expenses were $1,478,000 for the three months ended March 31, 2021, a decrease of $224,000, or 13%, from $1,702,000 during the same period in 2020. The decrease is attributed to a $130,000 decrease in cost of sales due to lower almond sales volumes and a $100,000 decrease in depreciation and amortization.
Our almond, pistachio, and wine grape crop sales are highly seasonal with most of our sales occurring during the third and fourth quarters. Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. As witnessed in 2020, large crop yields in California and abroad can rapidly depress prices. Tariffs from China and India, which are major customers of almonds and pistachios, can make American products less competitive and push customers to switch to another producing country.
Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know the impact of current weather conditions on 2021 production until the summer of 2021. Thus far, we have experienced a warm winter, which reduces the number of chilling hours for our pistachio and almond trees. In the past, this has had a very adverse effect on pistachio yields. The current SWP allocation of 5% is inadequate for our farming needs. As such, management will seek out alternate sources of water and will incur additional water delivery charges, which will increase overall 2021 crop production costs.
The Company's agribusiness operations are deemed essential and have been allowed to operate under California's COVID-19 restrictions. The Company continues to provide its employees with face masks and safety training to promote a safe working environment. As in 2020, COVID-19 restrictions have not had a measurable impact on the Company's farming operations in 2021 to-date.
Lastly, the impact of state ground water management laws on new plantings and continuing crop production remains unknown. Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water and the absence of available alternatives during drought periods could potentially cause permanent damage to orchards and vineyards throughout California. While this could impact us, we believe we have sufficient water resources available to meet our requirements for the remainder of 2021 and into the future.
Ranch Operations:

	Three Months Ended March 31,		Change
($ in thousands)	2021	2020	$	%
Ranch Operations revenues
Game management and other [1]	$646	$458	$188	41%
Grazing	397	405	(8)	(2)%
Total Ranch Operations revenues	$1,043	$863	$180	21%
Total Ranch Operations expenses	$1,187	$1,406	$(219)	(16)%
Operating loss from Ranch Operations	$(144)	$(543)	$399	(73)%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•Ranch operations revenues were $1,043,000 for the three months ended March 31, 2021, an increase of $180,000, or 21%, from $863,000 for the same period in 2020. The increase in revenues is attributed to an increase in film location fee revenues of $146,000, driven by increased demand, resulting from closures of comparable filming locations in LA County because of COVID-19 restrictions. The remainder of the increase is attributed to a $38,000 increase in guided hunts, which saw less activity during 2020 due to COVID-19 restrictions.
•Ranch operations expenses were $1,187,000 for the three months ended March 31, 2021, a decrease of $219,000, or 16%, from $1,406,000 for the same period in 2020. This decline is largely attributed to declines in payroll due to reduced staffing levels as compared to the prior year.

Corporate and Other:
Corporate general and administrative costs were $2,291,000 for the three months ended March 31, 2021, a decrease of $242,000, or 10%, from $2,533,000 for the same period in 2020. The decrease is primarily attributed to reduced payroll and stock compensation, net of capitalization, of $310,000, which resulted from factors such as the 2020 right sizing initiative and the recent departure of the Company's general counsel. This decrease was offset by a $60,000 increase in insurance expense.
Joint Ventures:

	Three Months Ended March 31,		Change
($ in thousands)	2021	2020	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$146	$1,523	$(1,377)	(90)%
Five West Parcel, LLC	—	(1)	1	(100)%
18-19 West, LLC	(17)	(15)	(2)	13%
TRCC/Rock Outlet Center, LLC	(344)	(406)	62	(15)%
TRC-MRC 1, LLC	43	20	23	115%
TRC-MRC 2, LLC	168	172	(4)	(2)%
TRC-MRC 3, LLC	(55)	62	(117)	(189)%
Total equity in (losses) earnings	$(59)	$1,355	$(1,414)	(104)%

•Equity in losses were $59,000 for the three months ended March 31, 2021, a decrease of $1,414,000 or 104%, from $1,355,000 during the same period in 2020. The changes are primarily attributed to the following:
•For the quarter, the Petro Travel Plaza Holdings joint venture experienced lower fuel margins due to higher fuel costs. Additionally, full-service restaurant margins decreased due to operating capacity limitations under the California's Blueprint for a Safer Economy. Full-service restaurants began reopening during the second quarter as infection and hospitalization rates have dropped, allowing for higher operating capacity.
In conjunction with providing relief to certain tenants, the TRCC/Rock Outlet Center agreed to defer rent for certain tenants due to the closure of the outlet center from March 20, 2020 through May 27, 2020. The following table sets forth information regarding the minimum rents billed and deferred to-date at the TRCC/Rock Outlet Center property level for the three months ended March 31, 2021. TRCC/Rock Outlet Center is continuing to work with two of its tenants to document temporary rent payment relief through rent deferrals. We continue to assess the probability of collecting outstanding receivables related to the two tenants that are currently in on-going negotiations. Management will continue to monitor each negotiation diligently, and when determined collectability is not probable, will reserve accordingly.

($ in thousands, except number of tenants)	Tenants[1]	Cumulative Deferred Rent due to COVID-19	Cumulative Deferred Rent Collected	Deferred Rent to be Collected rest of 2021
Rent Deferral Agreements	8	$217	$130	$87
Rent Abatement Agreements	17	575	N/A2	N/A2
On-Going Deferral Negotiations	2	—	—	—
	27	$792	$130	$87
[1] Excludes percentage rent tenants.
[2] There are no subsequent collections to be made under a rent abatement scenario.

Please refer to "Non-GAAP Financial Measures" for further financial discussion of the results of our joint ventures.
General Outlook
The operations of the Company are seasonal and future results of operations cannot reliably be predicted based on quarterly results. Historically, the Company's largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year. Real estate activity and leasing activities are dependent on market circumstances and specific opportunities and therefore are difficult to predict from period to period.

The COVID-19 pandemic and resulting global economic disruptions have impacted our operations and are expected to continue to impact our operations for the foreseeable future. For a detailed discussion of the pandemic and its expected effects, refer to the section above titled "The COVID-19 Pandemic" and "Results of Operations by Segment."
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. We continue to be involved in various legal proceedings related to leased acreage. For a further discussion, please refer to Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.
Income Taxes
For the three months ended March 31, 2021, the Company had net income tax expense of $21,000 compared to $512,000 for the three months ended March 31, 2020. The effective tax rates approximated -2% and -298% for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, income tax receivables were $1,148,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company recognized income tax expense primarily because permanent differences related to Section 162(m) limitations and discrete tax expense associated with stock compensation. The Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts Jobs Act. The discrete item was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the quarter represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have an impact on the Company's current income tax payable.
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
Our cash, cash equivalents and marketable securities totaled $52,286,000 as of March 31, 2021, a decrease of $5,805,000 from $58,091,000 as of December 31, 2020.
The following table shows our cash flow activities for the three months ended March 31,

(in thousands)	2021	2020
Operating activities	$3,714	$4,037
Investing activities	$(11,679)	$(2,802)
Financing activities	$(2,032)	$(3,293)
Operating Activities
During the first three months of 2021, the Company's operations provided $3,714,000. The primary driver included collection of outstanding receivables.
During the first three months of 2020, the Company's operations provided $4,037,000. The primary drivers were collections of receivables of $3,048,000, mainly attributed to farming.
Investing Activities
During the first three months of 2021, investing activities used $11,679,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $5,218,000, which includes predevelopment activities for our master planned communities; $1,064,000 consisting of planning and permitting primarily related to the preparation of final maps for Phase 1 of MV; expenditures relating to litigation of $293,000 for Grapevine, and costs related to litigation defense for Centennial of $529,000. At TRCC, we spent $721,000 on water treatment infrastructure improvements and engineering and design efforts for the new speculative building and the residential community at TRCC-East. Within our farming segment, we spent $2,178,000 developing new almond orchards, which includes cultural costs for 2021 for orchards not currently in production and replacing machinery and equipment. We also invested $5,715,000 in marketable securities. Lastly, the Company used $1,653,000 to acquire long-term water assets.

During the first three months of 2020 investing activities used $2,802,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $4,948,000 which includes predevelopment activities for our master planned communities, consisting of general planning and permitting of $954,000 for MV; expenditures relating to litigation of $729,000 for Grapevine, and costs related to litigation defense for Centennial of $804,000. At TRCC, we spent $868,000 on water treatment infrastructure improvements and general planning. Within our farming segment, we spent $1,550,000 developing new almond orchards and replacing machinery and equipment. Also, within investing activities, we had investment security maturities of $8,956,000 of which $4,025,000 was reinvested. Lastly, the Company used $2,635,000 to acquire long-term water assets.
As we move forward, we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments, including the investments summarized below.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2021 is primarily related to our real estate projects. These estimated investments include approximately $6,209,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. We also plan to invest approximately $3,487,000 to continue the development of new almond orchards and vineyards, and to replace farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. Lastly, we expect to invest up to $7,667,000 for land planning, litigation/appeals, mapping, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2021.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2021 and 2020, was $624,000 and $749,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $519,000 and $991,000 for the three months ended March 31, 2021 and 2020, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first three months of 2021, financing activities used $2,032,000, which was attributable to long-term debt service of $1,066,000 and tax payments on vested share grants of $966,000.
During the first three months of 2020, financing activities used $3,293,000, which was attributable to long-term debt service of
$1,725,000 and tax payments on vested share grants of $1,568,000.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to certain years or periods having different earnings than comparable periods. Although California's vaccination efforts appear promising, we will continue to evaluate our operations for expense reductions and cash savings. Based on our experience, and assuming the impacts of the COVID-19 do not materially worsen, we believe we will have adequate cash flows, cash balances, and availability on our line of credit (discussed below) over the next twelve months to fund internal operations. COVID-19 restrictions have not impacted our ability to access traditional funding sources. As we move forward with the completion of the litigation, permitting and engineering design for our master planned communities and prepare to move into the development stage, we will need to secure additional funding through the issuance of equity and secure other forms of financing such as joint ventures and possibly debt financing.
We continuously evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and the incurrence of additional debt.

Capital Structure and Financial Condition
At March 31, 2021, total capitalization at book value was $502,160,000, consisting of $56,012,000 of debt and $446,148,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 11.2%.
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
The Amended Term Note had a $53,881,000 balance as of March 31, 2021. The interest rate per annum applicable to the Amended Term Loan is LIBOR (as defined in the Amended Term Note) plus a margin of 170 basis points. The interest rate for the term of the Amended Term Note has been fixed through the use of an interest rate swap at a rate of 4.16%. The Amended Term Note requires monthly amortization payments pursuant to a schedule set forth in the Amended Term Note, with the final outstanding principal amount due June 5, 2029. The Amended Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The RLC had no outstanding balance as of March 31, 2021 and December 31, 2020. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC (which matures in October 2024), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
The Amended Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At March 31, 2021 and December 31, 2020, the Company was in compliance with those financial covenants.
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
The Company also has a $4,750,000 promissory note agreement whose principal and interest due monthly began October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of March 31, 2021 was $2,131,000.
Current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, distributions from joint ventures, proceeds from the sale of developed and undeveloped land parcels, potential sales of assets, additional use of debt or drawdowns against our line of credit, proceeds from the reimbursement of public infrastructure costs through CFD bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of additional common stock.
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
Although we have a strong liquidity position at March 31, 2021 with $52,286,000 in cash and securities and $35,000,000 available on our RLC to meet any short-term liquidity needs, we have taken steps to maximize positive cash flow, in case a lack of liquidity in the economy limits our access to third party funding by responsibly limiting cash expenditures to the extent practical. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.

We continue to expect that substantial investments will be required to develop our land assets. To meet these capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements in the near-term as described earlier in the cash flow and liquidity discussions.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of March 31, 2021, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$269,117	$10,194	$21,314	$22,613	$214,996
Long-term debt	56,012	4,338	9,276	10,124	32,274
Interest on long-term debt	12,318	2,236	3,909	3,099	3,074
Cash contract commitments	6,611	3,919	1,656	518	518
Defined Benefit Plan	4,303	299	666	843	2,495
SERP	5,101	527	1,038	1,040	2,496
Tejon Ranch Conservancy	600	600	—	—	—
Financing fees	163	163	—	—	—
Operating lease	27	16	11	—	—
Total contractual obligations	$354,252	$22,292	$37,870	$38,237	$255,853
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
As discussed in Note 13 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. We expect to contribute $165,000 to our defined benefit plan in 2021.
Our financial obligations to the Tejon Ranch Conservancy are prescribed in the Conservation Agreement, as discussed in Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021, at which time our current contractual obligation terminates. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for a discussion of litigation related to payment obligations to the Tejon Ranch Conservancy.

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
In connection with the sale of bonds there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes as of March 31, 2021, that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation as of March 31, 2021.
As of March 31, 2021, aggregate outstanding debt of unconsolidated joint ventures was $132,401,000. We provided a guarantee on $117,748,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we, as of March 31, 2021, do not expect the guarantee to be called upon. We do not provide a guarantee on the $14,653,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net loss	$(1,063)	$(684)
Net loss attributable to non-controlling interest	(8)	(2)
Net loss attributable to common stockholders	(1,055)	(682)
Interest, net
Consolidated	(7)	(228)
Our share of interest expense from unconsolidated joint ventures	624	681
Total interest, net	617	453
Income taxes	21	512
Depreciation and amortization:
Consolidated	965	1,164
Our share of depreciation and amortization from unconsolidated joint ventures	1,175	1,025
Total depreciation and amortization	2,140	2,189
EBITDA	1,723	2,472
Stock compensation expense	1,276	1,225
Adjusted EBITDA	$2,999	$3,697
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

	Three Months Ended March 31,
($ in thousands)	2021	2020
Commercial/Industrial operating income	$676	$389
Plus: Commercial/Industrial depreciation and amortization	116	130
Plus: General, administrative, cost of sales and other expenses	1,338	1,579
Less: Other revenues including land sales	(434)	(466)
Total Commercial/Industrial net operating income	$1,696	$1,632

($ in thousands)	Three Months Ended March 31,
Net operating income	2021	2020
Pastoria Energy Facility	$1,012	$1,065
TRCC	318	210
Communication leases	221	209
Other commercial leases	145	148
Total Commercial/Industrial net operating income	$1,696	$1,632
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

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net income of unconsolidated joint ventures	$(167)	$2,204
Interest expense of unconsolidated joint ventures	1,232	1,057
Operating income of unconsolidated joint ventures	1,065	3,261
Depreciation and amortization of unconsolidated joint ventures	2,214	1,929
Net operating income of unconsolidated joint ventures	$3,279	$5,190

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
The RLC had no outstanding balance as of March 31, 2021. The interest rate on the RLC can either float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one of which has a balance of $53,881,000 as of March 31, 2021 and is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.16%. The outstanding balance on the second term loan as of March 31, 2021 was $2,131,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time to time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first term loan (discussed here).
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2021
(In thousands except percentage data)

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Assets:
Marketable securities	$3,356	$4,214	$—	$—	$—	$—	$7,570	$7,565
Weighted average interest rate	0.48%	0.19%	—%	—%	—%	—%	0.32%
Liabilities:
Long-term debt ($4.75M note)	$184	$254	$265	$277	$289	$862	$2,131	$2,131
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt (Amended Term Loan)	$3,045	$4,221	$4,429	$4,624	$4,825	$32,737	$53,881	$53,881
Weighted average interest rate	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%

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
With respect to accounts receivables, the amount at risk primarily relates to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $1,324,000 of accounts receivable outstanding at March 31, 2021, $395,000, or 30%, pertains to pistachio sales receivables that are at risk to changing prices.
The price estimated for the remaining accounts receivable for pistachios recorded at March 31, 2021 was $2.04 per pound and remains unchanged from December 31, 2020 levels. For each $0.01 change in the price per pound of pistachios, our receivable for pistachios increases or decreases by $1,900. Although the final price per pound of pistachios, and therefore the extent of the risk is presently unknown, pricing over the past three years has ranged from $1.98 to $2.04.

ITEM 4. CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 12 (Commitments and Contingencies) in the Notes to Unaudited Consolidated Financial Statements in this report.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.5	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22

10.32	Term Note	FN 22
10.33	Revolving Line of Credit	FN 22
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders LLC, Redemption and Withdrawal Agreement - Lewis Tejon Member, LLC	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	*Executive Officer Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	Filed herewith
31.1	Certification as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 99.1 to our Current Report on Form 8-K filed May 26, 2020, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 99.1 to our Current Report on Form 8-K filed on May 26, 2020, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on May 8, 2013, for the period ending March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 22	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.31-10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.

FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 34	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ending September 30, 2019, is incorporated herein by reference.
FN 35	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ending September 30, 2019, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

May 5, 2021	/s/ Gregory S. Bielli
Date	Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2021	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)