Form 10-Q
period 2021-06-30
TEJON RANCH CO
filed 2021-08-05
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on July 31, 2021 was 26,352,193.

TEJON RANCH CO. AND SUBSIDIARIES
`

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Real estate - commercial/industrial	$8,126	$2,114	$10,354	$4,434
Mineral resources	7,404	1,776	14,580	7,954
Farming	279	209	886	1,161
Ranch operations	829	676	1,872	1,539
Total revenues	16,638	4,775	27,692	15,088
Costs and Expenses:
Real estate - commercial/industrial	4,712	1,747	6,264	3,678
Real estate - resort/residential	439	326	992	952
Mineral resources	4,253	714	9,300	4,592
Farming	1,203	1,099	2,681	2,801
Ranch operations	1,142	1,178	2,329	2,584
Corporate expenses	2,364	2,494	4,655	5,027
Total expenses	14,113	7,558	26,221	19,634
Operating income (loss)	2,525	(2,783)	1,471	(4,546)
Other Income:
Investment income	9	151	16	379
Gain on sale of real estate	—	1,333	—	1,333
Other income (loss), net	43	(12)	107	(4)
Total other income	52	1,472	123	1,708
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	2,577	(1,311)	1,594	(2,838)
Equity in earnings of unconsolidated joint ventures, net	1,365	1,181	1,306	2,536
Income (loss) before income tax expense	3,942	(130)	2,900	(302)
Income tax expense	1,118	196	1,139	708
Net income (loss)	2,824	(326)	1,761	(1,010)
Net income (loss) attributable to non-controlling interest	2	7	(6)	5
Net income (loss) attributable to common stockholders	$2,822	$(333)	$1,767	$(1,015)
Net income (loss) per share attributable to common stockholders, basic	$0.11	$(0.01)	$0.07	$(0.04)
Net income (loss) per share attributable to common stockholders, diluted	$0.11	$(0.01)	$0.07	$(0.04)

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$2,824	$(326)	$1,761	$(1,010)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	3	(11)	(7)	58
Unrealized (loss) gain on interest rate swap	(422)	(366)	1,781	(4,325)
Other comprehensive (loss) gain before taxes	(419)	(377)	1,774	(4,267)
Benefit (expense) for income taxes related to other comprehensive income items	115	106	(498)	1,166
Other comprehensive (loss) gain	(304)	(271)	1,276	(3,101)
Comprehensive income (loss)	2,520	(597)	3,037	(4,111)
Comprehensive income (loss) attributable to non-controlling interests	2	7	(6)	5
Comprehensive income (loss) attributable to common stockholders	$2,518	$(604)	$3,043	$(4,116)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$40,478	$55,320
Marketable securities - available-for-sale	9,161	2,771
Accounts receivable	1,377	4,592
Inventories	7,756	2,990
Prepaid expenses and other current assets	4,438	2,842
Total current assets	63,210	68,515
Real estate and improvements - held for lease, net	17,480	17,660
Real estate development (includes $109,829 at June 30, 2021 and $108,600 at December 31, 2020, attributable to Centennial Founders, LLC, Note 15)	313,090	310,439
Property and equipment, net	50,113	46,246
Investments in unconsolidated joint ventures	39,288	33,524
Net investment in water assets	54,422	56,698
Other assets	1,767	3,267
TOTAL ASSETS	$539,370	$536,349

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,879	$3,367
Accrued liabilities and other	2,536	3,305
Deferred income	1,518	1,972
Current maturities of long-term debt	4,381	4,295
Total current liabilities	12,314	12,939
Long-term debt, less current portion	50,390	52,587
Long-term deferred gains	8,334	5,550
Deferred tax liability	1,576	925
Other liabilities	16,998	19,017
Total liabilities	89,612	91,018
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 26,343,864 at June 30, 2021 and 26,276,830 at December 31, 2020	13,171	13,137
Additional paid-in capital	343,415	342,059
Accumulated other comprehensive loss	(8,444)	(9,720)
Retained earnings	86,254	84,487
Total Tejon Ranch Co. Stockholders’ Equity	434,396	429,963
Non-controlling interest	15,362	15,368
Total equity	449,758	445,331
TOTAL LIABILITIES AND EQUITY	$539,370	$536,349
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income (loss)	$1,761	$(1,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,932	2,180
Amortization of premium/discount of marketable securities	45	5
Equity in earnings of unconsolidated joint ventures, net	(1,306)	(2,536)
Non-cash retirement plan (benefit) expense	(50)	39
Non-cash profits recognized from land contribution	(2,784)	—
Profit from water sales[1]	(2,526)	—
Non-cash write-off of leasing assets	—	110
Gain on sale of property plant and equipment	(16)	(1,343)
Deferred income taxes	—	(1)
Stock compensation expense	2,225	2,399
Excess tax shortfall from stock-based compensation	155	529
Distribution of earnings from unconsolidated joint ventures	259	121
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	477	1,371
Current liabilities	(1,267)	(1,813)
Net cash (used in) provided by operating activities	(1,095)	51
Investing Activities
Maturities and sales of marketable securities	1,400	17,424
Funds invested in marketable securities	(7,842)	(5,610)
Real estate and equipment expenditures	(11,414)	(11,192)
Proceeds from sale of real estate/assets	55	2,000
Investment in unconsolidated joint ventures	(600)	(940)
Distribution of equity from unconsolidated joint ventures	5,096	100
Proceeds from water sales[1]	5,874	—
Investments in water assets	(2,415)	(2,634)
Net cash used in investing activities	(9,846)	(852)
Financing Activities
Repayments of long-term debt	(2,132)	(2,746)
Taxes on vested stock grants	(966)	(1,584)
Net cash used in financing activities	(3,098)	(4,330)
Decrease in cash and cash equivalents	(14,039)	(5,131)
Cash, cash equivalents, and restricted cash at beginning of period	55,320	27,106
Cash, cash equivalents, and restricted cash at end of period	$41,281	$21,975

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$40,478	$21,975
Restricted cash	803	—
Total cash, cash equivalents, and restricted cash	$41,281	$21,975

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$611	$562
Accrued long-term water assets included in current liabilities	$262	$254
Contribution to unconsolidated joint venture[2]	$8,464	$—
Long term deferred profit on land contribution[2]	$2,785	$—

1In determining the classification of cash inflows and outflows related to water asset activity, the Company’s practices are supported by Accounting Standards Codification (“ASC”) 230-10-45-22, which provides that “Certain cash receipts and payments have aspects of more than one class of cash flows…. If so, the appropriate classification shall depend on the activity that is likely to be the predominant source of cash flows for the item.” Also, at the 2006 AICPA Conference on Current SEC and PCAOB Developments, the SEC staff discussed that an entity should be consistent in how it classifies cash outflows and inflows related to an asset’s purchase and sale and noted that when cash flow classification is unclear, registrants must use judgment and analysis that considers the nature of the activity and the predominant source of cash flow for these items.

Given the nature of our water assets and the aforementioned authoritative guidance, the Company estimates the appropriate classification of water assets purchased based on the timing of the sale of the water. Water purchased in prior periods that was classified as investing, was sold for $5.9 million in 2021, this cash inflow is appropriately classified in the Company’s investing activities. The profit of $2.5 million related to the water purchased in the prior year is appropriately being deducted from operating activities for the current period. The Company has and will continue to apply this methodology to water asset transactions that meet this fact pattern.

2 In June 2021, the Company contributed land with a fair value of $8.5 million to TRC-MRC 4, LLC an unconsolidated joint venture formed to pursue the development, construction, leasing, and management of a 630,000 square foot industrial building on the Company's property at TRCC-East. The total cost of the land was $2.9 million. The Company recognized $2.8 million in profit and deferred $2.8 million of profit after applying the five-step revenue recognition model in accordance with Accounting Standards Codification (ASC) Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures. Historically, cash outflows related to land development expenditures were accounted for within investing activities. For consistency, the Company will continue to classify cash outflows and cash inflows related to land development as investing activities.

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, March 31, 2021	26,336,115	$13,167	$342,329	$(8,140)	$83,432	$430,788	$15,360	$446,148
Net income	—	—	—	—	2,822	2,822	2	2,824
Other comprehensive loss	—	—	—	(304)		(304)	—	(304)
Restricted stock issuance	7,749	4	(4)	—	—	—	—	—
Stock compensation	—	—	1,090	—	—	1090	—	1090
Shares withheld for taxes and tax benefit of vested shares	—	—	—	—	—	—	—	—
Balance, June 30, 2021	26,343,864	$13,171	$343,415	$(8,444)	$86,254	$434,396	$15,362	$449,758

Balance, March 31, 2020	26,212,484	$13,106	$338,710	$(9,601)	$84,545	$426,760	$15,373	$442,133
Net (loss) income	—	—	—	—	(333)	(333)	7	(326)
Other comprehensive loss	—	—	—	(271)	—	(271)	—	(271)
Restricted stock issuance	10,562	5	(5)	—	—	—	—	—
Stock compensation	—	—	1,457	—	—	1,457	—	1,457
Shares withheld for taxes and tax benefit of vested shares	(1,184)	(1)	(15)	—	—	(16)	—	(16)
Balance, June 30, 2020	26,221,862	$13,110	$340,147	$(9,872)	$84,212	$427,597	$15,380	$442,977

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	26,276,830	$13,137	$342,059	$(9,720)	$84,487	$429,963	$15,368	$445,331
Net income (loss)	—	—	—	—	1,767	1,767	(6)	1,761
Other comprehensive income	—	—	—	1,276	—	1,276	—	1,276
Restricted stock issuance	125,692	63	(63)	—	—	—	—	—
Stock compensation	—	—	2,356	—	—	2,356	—	2,356
Shares withheld for taxes and tax benefit of vested shares	(58,658)	(29)	(937)	—	—	(966)	—	(966)
Balance, June 30, 2021	26,343,864	$13,171	$343,415	$(8,444)	$86,254	$434,396	$15,362	$449,758

Balance, December 31, 2019	26,096,797	$13,048	$338,745	$(6,771)	$85,227	$430,249	$15,375	$445,624
Net (loss) income	—	—	—	—	(1,015)	(1,015)	5	(1,010)
Other comprehensive loss	—	—	—	(3,101)	—	(3,101)	—	(3,101)
Restricted stock issuance	240,275	120	(120)	—	—	—	—	—
Stock compensation	—	—	3,048	—	—	3,048	—	3,048
Shares withheld for taxes and tax benefit of vested shares	(115,210)	(58)	(1,526)	—	—	(1,584)	—	(1,584)
Balance, June 30, 2020	26,221,862	$13,110	$340,147	$(9,872)	$84,212	$427,597	$15,380	$442,977
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
The periods ending June 30, 2021 and December 31, 2020 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment and statements of cash flows. The Company’s June 30, 2021 and December 31, 2020 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
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
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities, water activities, timing of real estate sales and leasing activities. The coronavirus, COVID-19, has also brought additional uncertainty previously unseen. We continued to experience negative impacts during the first quarter of 2021, with signs of improvements during the second quarter as restrictions in California were lifted in mid-June 2021. The Company's retail and hospitality segments fully reopened and operated without restrictions during the second quarter. The Company's other segments remained operationally unaffected as they have always been deemed essential.
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
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relate to funds held in escrow. The Company had $803,000 of restricted cash as of June 30, 2021.
Recent Accounting Pronouncements
Lease Concessions Related to COVID-19 Pandemic
In April 2020, the Financial Accounting Standards Board, or FASB, issued a Staff Question-and-Answer, or Q&A, intended to reduce the operational challenges and complexity of accounting for leases at a time when many businesses have been ordered to close or have seen revenue drop due to the effects of the COVID-19 pandemic. The FASB determined that it would be appropriate for entities to make accounting policy elections over lease concessions resulting directly from COVID-19. Rather than analyzing each lease contract individually, entities can elect to account for lease concessions “as though the enforceable rights and obligations for those concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.” Accordingly, entities that choose to apply the relief provided by the FASB can either (1) apply the modification framework for these concessions in accordance with ASC, Topic 840 or ASC Topic 842 as applicable or (2) account for the concessions as if they were made under the enforceable rights included in the original agreement and are thus outside of the modification framework. In making this election, an entity would not need to perform a lease-by-lease analysis to evaluate the enforceable rights and may instead simply treat the change as if the enforceable rights were included or excluded in the original agreement. The election not to apply lease modification accounting is only available when total cash flows resulting from the modified contract are “substantially the same or less” than the cash flows in the original contract.
The Company elected to account for lease concessions outside of the modification framework as allowed by the FASB Q&A. The COVID-19 pandemic resulted in tenant requests for rent relief, with a majority of the requests occurring in the second quarter of 2020. In 2020, the Company reached agreements with all commercial tenants that requested rent deferrals. Based on the terms of the agreements reached with the Company's tenants, all deferred rent will be fully repaid by the end of 2021. The Company will account for the rent receivables as if no changes to the lease were made, and the rent receivable for the deferral period will stay on the Company's Consolidated Balance Sheet until the rent is collected over the passage of time. Please refer to the Results of Operations by Segment in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of the rent deferrals.
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
2.    EQUITY
Earnings Per Share (EPS)
Basic net income (loss) per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options, warrants to purchase common stock, and the vesting of restricted stock grants per ASC Topic 260, “Earnings Per Share.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average number of shares outstanding:
Common stock	26,343,353	26,220,575	26,328,620	26,174,775
Common stock equivalents	68,177	10,935	63,930	140,715
Diluted shares outstanding	26,411,530	26,231,510	26,392,550	26,315,490
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

($ in thousands)		June 30, 2021		December 31, 2020
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		$869	$867	$—	$—
with unrealized gains		300	301	801	803
Total U.S. Treasury and agency notes	Level 2	1,169	1,168	801	803
Corporate notes
with unrealized losses for less than 12 months		4,437	4,435	708	707
with unrealized gains		3,557	3,558	1,257	1,261
Total Corporate notes	Level 2	7,994	7,993	1,965	1,968
		$9,163	$9,161	$2,766	$2,771

The Company adopted ASU No. 2016-13, "Financial Instruments — Credit Losses (Topic 326)" on January 1, 2020 prospectively. Under ASC Topic 326-30, the Company is now required to use an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At June 30, 2021 the Company has not recorded any credit losses.
At June 30, 2021, the fair market value of marketable securities was $2,000 below their cost basis. The Company’s gross unrealized holding gains equaled $2,000 and gross unrealized holding losses equaled $4,000. As of June 30, 2021, the adjustment to accumulated other comprehensive loss reflected a decline in market value of $7,000, including estimated taxes of $2,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326-30-50-3A. The accrued interest receivables balance totaled $48,000 as of June 30, 2021, and was included within the Other Assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at June 30, 2021 were caused by relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. As of June 30, 2021, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of June 30, 2021.
Corporate notes
The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of June 30, 2021 and December 31, 2020, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of June 30, 2021 and December 31, 2020.
The following tables summarize the maturities, at par, of marketable securities as of:

	June 30, 2021
($ in thousands)	2021	2022	Total
U.S. Treasury and agency notes	$300	$856	$1,156
Corporate notes	3,550	4,370	7,920
	$3,850	$5,226	$9,076

	December 31, 2020
($ in thousands)	2021	Total
U.S. Treasury and agency notes	$801	$801
Corporate notes	1,950	1,950
	$2,751	$2,751
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of June 30, 2021.

4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	June 30, 2021	December 31, 2020
Real estate development
Mountain Village	$148,986	$146,662
Centennial	109,829	108,600
Grapevine	37,385	36,815
Tejon Ranch Commerce Center	16,890	18,362
Real estate development	$313,090	$310,439

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	$20,594	$20,595
Less accumulated depreciation	(3,114)	(2,935)
Real estate and improvements - held for lease, net	$17,480	$17,660

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
Water revenues and cost of sales were as follows ($ in thousands):

	June 30, 2021	June 30, 2020
Acre-Feet Sold	10,596	4,625

Revenues	$11,862	$5,471
Cost of sales	7,918	3,264
Profit	$3,944	$2,207

The costs assigned to water assets held for future use were as follows ($ in thousands):

	June 30, 2021	December 31, 2020
Banked water and water for future delivery	$27,654	$28,136
Water available for banking, sales, or internal use	2,988	4,102
Total water held for future use at cost	$30,642	$32,238

Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	June 30, 2021		December 31, 2020
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(5,065)	$11,581	$(4,825)
Nickel water rights	18,740	(4,926)	18,740	(4,605)
Tulare Lake Basin water rights	6,479	(3,029)	6,479	(2,910)
	$36,800	$(13,020)	$36,800	$(12,340)
Net cost of purchased water contracts	23,780		24,460
Total cost water held for future use	30,642		32,238
Net investments in water assets	$54,422		$56,698

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

(in acre-feet, unaudited)	June 30, 2021	December 31, 2020
Water held for future use
TCWD - Banked water owned by the Company	58,270	61,054
Company water bank	50,349	50,349
Water available for banking, sales, or internal use	3,803	5,638
Total water held for future use	112,422	117,041
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	143,855	148,474
Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C., or PEF, in 2015. PEF is a current lessee of the Company in a land lease for the operation of a power plant. Pursuant to the Water Supply Agreement, PEF may purchase from the Company up to 3,500 acre-feet of water per year until July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from the Company in any year but is required to pay the Company an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2021 is $1,188 per acre-foot, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties that are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following:

($ in thousands)	June 30, 2021	December 31, 2020
Accrued vacation	$810	$736
Accrued paid personal leave	363	399
Accrued bonus	1,132	1,658
Other	231	512
	$2,536	$3,305
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	June 30, 2021	December 31, 2020
Notes payable	$54,945	$57,078
Less: line-of-credit and current maturities of long-term debt	(4,381)	(4,295)
Less: deferred loan costs	(174)	(196)
Long-term debt, less current portion	$50,390	$52,587
Please refer to the Capital Structure and Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the Company's Line of Credit and Long-Term Debt.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	June 30, 2021	December 31, 2020
Pension liability (Note 13)	$1,409	$1,602
Interest rate swap liability (Note 10)	4,148	5,929
Supplemental executive retirement plan liability (Note 13)	8,299	8,419
Excess joint venture distributions and other	3,142	3,067
Total	$16,998	$19,017
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
The following is a summary of the Company's Performance Condition Grants as of the six months ended June 30, 2021:

Performance Condition Grants
Threshold performance	32,282
Target performance	515,919
Maximum performance	924,338
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance grants for the six months ended June 30, 2021:

June 30, 2021
Stock Grants Outstanding Beginning of Period at Target Achievement	840,307
New Stock Grants/Additional Shares due to Achievement in Excess of Target	50,379
Vested Grants	(110,517)
Expired/Forfeited Grants	(23,956)
Stock Grants Outstanding End of Period at Target Achievement	756,213

The following is a summary of the assumptions used to determine the price for the Company's market-based Performance Condition Grants for the six months ended June 30, 2021:

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
The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of June 30, 2021 were $5,704,000 and 17 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. The fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to a maximum, the Company determined, based on historic and projected results, the probability of (1) achieving the performance objective and (2) the level of achievement. Based on this information, the Company determines the fair value of the award and measures the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company will adjust stock compensation costs according to the actual outcome of the performance condition.
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
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Six Months Ended June 30,
Employee Plan:	2021	2020
Expensed	$1,969	$2,179
Capitalized	131	649
	2,100	2,828
NDSI Plan - Expensed	256	220
Total Stock Compensation Costs	$2,356	$3,048
10.     INTEREST RATE SWAP
In October 2014, the Company entered into an interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to LIBOR under the term note with Wells Fargo, or the Term Note, as discussed within the Capital Structure and Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations. On June 21, 2019, the Company amended the interest rate swap agreement to continue to hedge a portion of its exposure to interest rate risk from the Term Note, and, subsequently, the Amended Term Note. The original hedging relationship was de-designated, and the amended interest rate swap was re-designated simultaneously. The amended interest rate swap qualified as an effective cash flow hedge at the initial assessment, based upon a regression analysis, and is recorded at fair value.
During the quarter ended June 30, 2021, the interest rate swap agreement was deemed highly effective. Changes in fair value, including accrued interest and adjustments for non-performance risk, that qualify as cash flow hedges are classified in accumulated other comprehensive income, or AOCI. Amounts classified in AOCI are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.
As of June 30, 2021, the fair value of the interest rate swap agreement was less than its cost basis and as such is recorded within Other Liabilities on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of June 30, 2021 and December 31, 2020 ($ in thousands):

June 30, 2021
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(4,148)	$52,875

December 31, 2020
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(5,929)	$54,887
11.     INCOME TAXES
The Company’s provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for each respective reporting period. However, the Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes—Interim Reporting,” to calculate taxes for this interim reporting period (the six months ended June 30, 2021). The Company made this choice because it determined that the historical method would not provide a reliable estimate for tax expense for the six months ended June 30, 2021 due to a high degree of uncertainty in estimating annual pretax earnings.
For the six months ended June 30, 2021, the Company's income tax expense was $1,139,000 compared to $708,000 for the six months ended June 30, 2020. Effective tax rates were 39% and -234% for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had income tax receivables of $43,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.
For the six months ended June 30, 2021, the Company's effective tax rate was above statutory tax rates as a result of permanent differences related to Section 162(m) limitations and discrete tax expense associated with stock compensation. The Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts Jobs Act. The discrete item was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the quarter represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have an impact on the Company's current income tax payable.
12.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land, these water contracts require minimum annual payments, for which $12,142,000 is expected to be paid in total for 2021. As of June 30, 2021, the Company has paid $10,238,000 for its water contracts. These estimated water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. Contractual obligations for future water payments were $265,908,000 as of June 30, 2021.
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

Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be finalized until the future payment dates. The Company believes as of June 30, 2021, the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of June 30, 2021, there were no additional improvement funds remaining from the West CFD bonds. There are $15,783,000 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal 2021, the Company expects to pay approximately $2,473,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on June 30, 2021.
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

On February 2, 2021, the court denied the fee motion. Following the court’s ruling on the fee motion, on February 2, 2021, Plaintiffs notified the court of their intent to appeal the court’s ruling on their claims. On April 2, 2021, the Ninth Circuit Court of Appeal issued a revised briefing schedule that requires opening and responsory briefs to be filed in May and June 2021. The opening and responsive briefs have been extended three times at the request of CBD. We anticipate that the appeal will be heard by the court following briefing, and that the court will rule following the hearing.

As of June 30, 2021, the Company believes the TUMSHCP Suit does not impede its ability to start or complete the development of MV.
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
As of June 30, 2021, the Company is not aware of any failure by Lafarge or National to comply with directives of the RWQCB. Under current and prior leases, National and Lafarge are obligated to indemnify the Company for costs and liabilities arising out of their use of the leased premises. The remediation of environmental conditions is included within the scope of the National or Lafarge indemnity obligations. If the Company were required to remediate the environmental conditions at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material and there is no reasonable likelihood of continuing risk from this matter.
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

On December 9, 2020, the Fifth District Court of Appeal affirmed the Judgment as to the Phelan Appeal, and the decision is now final. On March 16, 2021, the Fifth District Court of Appeal issued two decisions affirming the Judgment as to both Willis and Tapia. The Tapia decision is now final. The Willis Class filed a Petition for Rehearing which was denied April 6, 2021. On May 14, 2021, the Willis Class filed a petition for review to the California Supreme Court which was denied on July 21, 2021.

Despite the former ongoing Willis Appeal, the parties, with assistance from the court, have established the Watermaster Board, hired the Watermaster Engineer and Watermaster Legal Counsel, and begun administering the physical solution consistent with the Judgment.
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

On October 21, 2016, the Central Delta Petitioners and a new party, the Center for Food Safety (CFS) (collectively, the CFS Petitioners), filed a new lawsuit in Sacramento County Superior Court, (the CFS Action), against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The CFS Action challenges DWR’s (i) certification of the 2016 EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. On October 2, 2017, the Sacramento County Superior Court issued a ruling that the court shall deny the CFS petition and shall discharge the 2014 Writ. The CFS Petitioners appealed the Sacramento County Superior Court judgment denying the CFS petition. The Third Appellate District of the Court of Appeal granted DWR’s motion to consolidate the CFS Action appeal for hearing with the pending appeals in the Central Delta Action. Briefing on all of the appeals and cross-appeals is now complete. On July 19, 2021, the cases were argued and taken under submission by the Court of Appeal. The parties are waiting for the Court to issue its opinions. To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time.

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

On January 22, 2021, the court conducted a hearing on the 2020 Action and the Motion for Order to Discharge the 2017 Writ of Mandate. At the January 22nd hearing, the court ruled in favor of the Company and the County on all issues: (1) granting the County’s Motion for Order to Discharge the 2017 Writ of Mandate and (2) rejecting each and every claim made by CBD in the 2020 Action. The court entered a final judgment reflecting its ruling in favor of the Company and the County on March 22, 2021. As CBD did not file an appeal by the court deadline, the judgement is final.
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

The Climate Resolve Action and the CBD/CNPS Action collectively allege that LA County failed to properly follow the procedures and requirements of CEQA and the California Planning and Zoning Law. The Climate Resolve Action and the CBD/CNPS Action have been deemed “related” and have been consolidated for adjudication before the judge presiding over the Climate Resolve Action. The Climate Resolve Action and CBD/CNPS Action seek to invalidate the Centennial Approvals and require LA County to revise the environmental documentation related to the Centennial project. The court held three consolidated hearings for the CBD/CNPS Action and Climate Resolve Action on September 30, 2020, November 13, 2020, and January 8, 2021. On April 5, 2021 the court issued its decision denying the petition for writ of mandate by CBD/CNPS and granting the petition for writ of mandate filed by Climate Resolve. In granting Climate Resolve’s petition, the court found three specific areas where the EIR for the project was lacking. The court ruled that California’s Cap-and-Trade Program cannot be used as a compliance pathway for mitigating greenhouse gas (GHG) impacts for the project and therefore further ruled that additional analysis will be required related to all feasible mitigation of GHG impacts. The court also found that the EIR must provide additional analysis and explanation of how wildland fire risk on lands outside of the project site, posed by on-site ignition sources, is mitigated to less than significant. On April 19, 2021 CBD filed a motion for reconsideration with the court on the denial of their petition for writ of mandate. The hearing on this motion originally scheduled for August 13, 2021, has tentatively been rescheduled to December 1, 2021. As of the date of this report, final judgment has not yet been issued by the court for either the CBD/CNPS or Climate Resolve actions. Once final judgments are entered, appellate litigation may follow. To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time.
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
Pursuant to the terms of the RWA, the Company deposited the Q4 2020 payment to the Conservancy into a third-party escrow account pending a determination of the Company’s disputes with the Conservancy. The Company also deposited the payment for Q1 2021, Q2 2021, and Q3 2021 into escrow. On January 25, 2021, in response to an objection to the complaint by the Company, a First Amended Complaint was filed adding the Tejon Ranch Conservancy as a party to the action. Discovery and pre-trial motions are currently ongoing. A trial date has been set for December 5, 2022 with a mandatory settlement conference scheduled for November 4, 2022.
As of the date of this report, the Company believes it has performed all its obligations under the RWA and has withheld the escrowed payments based on its belief that the Conservancy and other signatories to the RWA have violated its terms. The Company has been vigorously defending the action and does not believe that the resolution of the action will result in a liability to the Company beyond the costs associated with defending the action and the Company’s escrow deposits which are included in the Company’s annual budgets and a possibility that the Company be required to pay plaintiffs' cost of suit.
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
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At June 30, 2021, the investment mix was approximately 35% equity, 64% debt, and 1% money market funds. At December 31, 2020, the investment mix was approximately 65% equity, 34% debt, and 1% money market funds. Equity investments comprise of value, growth, large cap, small cap and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. A weighted average discount rate of 2.5% was used in determining the net periodic pension cost for fiscal 2021 and 2020. The assumed expected long-term rate of return on plan assets is 7.3% for both fiscal 2021 and 2020. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement earnings for the Benefit Plan was as follows:

	Six Months Ended June 30,
($ in thousands)	2021	2020
Earnings (cost) components:
Interest cost	$(146)	$(170)
Expected return on plan assets	376	322
Net amortization and deferral	(36)	(34)
Total net periodic pension earnings	$194	$118
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
The pension and retirement expense for the SERP was as follows:

	Six Months Ended June 30,
($ in thousands)	2021	2020
Cost components:
Interest cost	$(82)	$(114)
Net amortization and other	(62)	(44)
Total net periodic pension expense	$(144)	$(158)

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Commercial/industrial revenues	$8,126	$2,114	$10,354	$4,434
Equity in earnings of unconsolidated joint ventures	1,365	1,181	1,306	2,536
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	9,491	3,295	11,660	6,970
Commercial/industrial expenses	4,712	1,747	6,264	3,678
Operating results from commercial/industrial and unconsolidated joint ventures	$4,779	$1,548	$5,396	$3,292

Real Estate - Resort/Residential
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $439,000 and $326,000 for the three months ended June 30, 2021 and 2020, and $992,000 and $952,000 for six months ended June 30, 2021 and 2020, respectively.

Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Mineral resources revenues	$7,404	$1,776	$14,580	$7,954
Mineral resources expenses	4,253	714	9,300	4,592
Operating results from mineral resources	$3,151	$1,062	$5,280	$3,362

Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Farming revenues	$279	$209	$886	$1,161
Farming expenses	1,203	1,099	2,681	2,801
Operating results from farming	$(924)	$(890)	$(1,795)	$(1,640)

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Ranch operations revenues	$829	$676	$1,872	$1,539
Ranch operations expenses	1,142	1,178	2,329	2,584
Operating results from ranch operations	$(313)	$(502)	$(457)	$(1,045)
15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of June 30, 2021 was $39,288,000. Equity in earnings from unconsolidated joint ventures was $1,306,000 for the six months ended June 30, 2021. The unconsolidated joint ventures have not been consolidated as of June 30, 2021, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC, or Petro, is an unconsolidated joint venture with TravelCenters of America that develops and manages travel plazas, gas stations, convenience stores, and fast-food restaurants throughout TRCC. The Company has 50% of the voting rights but participates in 60% of all profits and losses. The Company does not control the investment due to having only 50% of the voting rights. The Company's partner is the managing partner and performs all of the day-to-day operations and has significant decision-making authority over key business components such as fuel inventory and pricing at the facilities. The Company's investment in this joint venture was $25,026,000 as of June 30, 2021.
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
◦On March 25, 2021, TRC-MRC4 LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. Grading on the site has begun, with construction of the building scheduled to begin in the fourth quarter of 2021. The building is expected to be completed in 2022. The construction will be financed by a $47,500,000 construction loan that had an outstanding balance of $968,000 as of June 30, 2021. The construction loan is individually and collectively guaranteed by the Company and Majestic. In June 2021, the Company contributed land with a fair value of $8,464,000 to TRC-MRC 4, LLC. The total cost of the land was $2,895,000. The Company recognized profit of $2,785,000 and deferred profit of $2,785,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.
◦In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary; therefore, it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in the fourth quarter of 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $35,725,000 as of June 30, 2021. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $1,289,000 as of June 30, 2021.
◦In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, which was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028 and has an outstanding principal balance of $23,566,000 as of June 30, 2021. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,781,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
◦In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East that is 100% leased. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,353,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $23,696,000 was outstanding as of June 30, 2021.
•Rockefeller Joint Ventures – The Company has two active joint ventures with Rockefeller Group Development Corporation, or Rockefeller. At June 30, 2021, the Company’s combined equity investment balance in these two joint ventures was $8,294,000.
◦18-19 West LLC was formed in August 2009 through the contribution of 61.5 acres of land by the Company that is being held for future development. The Company owns a 50% interest in this joint venture, and the joint venture is being accounted for under the equity method due to both members having significant participating rights in the management of the venture.
▪The 18-19 West LLC joint venture has a purchase option in place with a third-party to purchase lots 18 and 19 at a price of $15,213,000 that expires in the fourth quarter of 2021.

◦TRCC/Rock Outlet Center LLC was formed during 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. As a result, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture has a term note with a financial institution that matures on September 5, 2021. As of June 30, 2021, the outstanding balance of the term note was $33,963,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – Centennial Founders, LLC, CFL, is a joint venture that was initially formed with TRI Pointe Homes, Lewis Investment Company, and CalAtlantic to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of CFL and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE beginning in 2009, and the Company was determined to be the primary beneficiary. As a result, CFL is consolidated into the Company's financial statements. In 2016 and 2018, Lewis Investment Company and CalAtlantic left the joint venture. The Company's remaining partner, TRI Pointe Homes, retained a noncontrolling interest in the joint venture. As of June 30, 2021, the Company owned 92.90% of CFL.
The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The difference represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of the assets contributed.
Unaudited condensed statement of operations for the three months ended June 30, 2021 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of June 30, 2021 and December 31, 2020 are as follows:

	Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$34,496	$16,701	$2,537	$2,430	$1,522	$1,458
Five West Parcel, LLC	—	—	—	19	—	10
18-19 West, LLC	252	1	216	(34)	107	(17)
TRCC/Rock Outlet Center, LLC[1]	1,401	929	(730)	(1,028)	(365)	(514)
TRC-MRC 1, LLC	795	786	10	29	5	15
TRC-MRC 2, LLC	1,004	1,003	309	327	155	163
TRC-MRC 3, LLC	974	731	(118)	131	(59)	66
Total	$38,922	$20,151	$2,224	$1,874	$1,365	$1,181

Centennial Founders, LLC	$122	$185	$(22)	$94	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.3 million as of the three months ended June 30, 2021 and June 30, 2020.

	Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$58,317	$39,914	$2,780	$4,969	$1,668	$2,981
Five West Parcel, LLC	—	—	—	18	—	9
18-19 West, LLC	254	4	181	(64)	90	(32)
TRCC/Rock Outlet Center, LLC[1]	2,676	2,792	(1,419)	(1,840)	(709)	(920)
TRC-MRC 1, LLC	1,642	1,573	97	69	48	35
TRC-MRC 2, LLC	2,019	2,023	645	670	323	335
TRC-MRC 3, LLC	1,944	1,356	(227)	256	(114)	128
Total	$66,852	$47,662	$2,057	$4,078	$1,306	$2,536

Centennial Founders, LLC	$251	$232	$89	$67	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.6 million as of June 30, 2021 and June 30, 2020.

	June 30, 2021				December 31, 2020
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$81,493	$(14,462)	$62,378	$25,026	$77,516	$(15,291)	$59,597	$23,358
18-19 West, LLC	4,923	—	4,664	1,762	4,733	—	4,483	1,672
TRCC/Rock Outlet Center, LLC	64,111	(33,963)	29,190	6,532	65,475	(34,845)	29,608	6,741
TRC-MRC 1, LLC	25,999	(23,696)	1,740	—	26,502	(23,985)	2,059	—
TRC-MRC 2, LLC	20,358	(23,566)	(6,345)	—	20,191	(23,869)	(7,741)	—
TRC-MRC 3, LLC	37,503	(35,725)	(1,474)	1,289	38,502	(35,785)	(2,001)	1,753
TRC-MRC 4, LLC	10,288	(968)	9,320	4,679	—	—	—	—
Total	$244,675	$(132,380)	$99,473	$39,288	$232,919	$(133,775)	$86,005	$33,524

Centennial Founders, LLC	$99,662	$—	$99,129	***	$98,898	$—	$98,565	***

*** Centennial Founders, LLC is consolidated within the Company's financial statements.
16.    RELATED PARTY TRANSACTIONS
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer is one of nine directors at WRMWSD. As of June 30, 2021, the Company paid $4,129,000 for these water contracts and related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for the Company's crops and real estate operations, future prices, production and demand for oil and other minerals, future development of the Company's property, future revenue and income of its jointly-owned travel plaza and other joint venture operations, potential losses to Tejon Ranch Co. and its subsidiaries (the Company, Tejon, we, us, and our) as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, and of current assets and contracts to meet our water and other commitments, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness, ongoing negotiations, the uncertainties regarding the impact of COVID-19 on the Company, its customers and suppliers, and global economic conditions, and other future events and conditions. In some cases, these statements are identifiable through use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance, are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, the impacts of COVID-19 and the actions taken by governments, businesses, and individuals in response to it, including the development, distribution and efficacy of vaccines, weather, market and economic forces, availability of financing for land development activities, and competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for several reasons, including those described above and in the section entitled “Risk Factors” in this report and our most recent Annual Report on Form 10-K.
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
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets. A key element of our strategy is to entitle and then develop large-scale mixed-use master planned residential and commercial/industrial real estate development projects to serve the growing populations of Southern and Central California. Our mixed-use master planned residential developments have been approved to collectively include up to 35,278 housing units, and more than 35 million square feet of commercial space. We have obtained entitlements on Mountain Village at Tejon Ranch, or MV, and have submitted the final tract maps to Kern County. Over the next few years, it is possible that we will be engaged in continuous litigation defending the entitlements of our master planned developments.
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
On January 5, 2021, the Kern County Board of Supervisors approved two Conditional Use Permits (CUP) which will authorize development of multi-family apartment uses within TRCC. The approved CUPs authorize the Company to develop up to a maximum of 495 multi-family residences, in thirteen apartment buildings, as well as approximately 6,500 square feet of community amenity space and 8,000 square feet of community retail on the ground floor of a portion of the residential buildings. The development would be located on an approximately 23-acre site located immediately north of the Outlets at Tejon. During the remainder of 2021, the Company expects to devote appropriate resources to advance this new project at TRCC, providing the much-needed housing for the thousands of employees currently working at the various distribution centers, retailers, and fast-food restaurants at TRCC.
We are also involved in multiple joint ventures within TRCC with several partners that help us expand our commercial/industrial business activities:
•A joint venture with Petro that owns and operates two travel and truck stop facilities, comprised of five separate gas stations with convenience stores and fast-food restaurants within TRCC-West and TRCC-East.
•Two joint ventures with Rockefeller Development Group, or Rockefeller:
◦18-19 West LLC owns 63.5 acres of land for future development within TRCC-West. In 2019, our 18-19 West LLC joint venture entered into a land purchase option with the same third-party who purchased the Five West building and land, to purchase lots 18 and 19 at a price of $13,800,000 through the option period ending May 21, 2021. The option was extended at expiration for an additional six months to November 21, 2021 at a price of $15,200,000.; and
◦TRCC/Rock Outlet Center LLC operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience in TRCC-East;
•Four joint ventures with Majestic Realty Co., or Majestic, to develop, manage, and operate industrial buildings within TRCC:
◦TRC-MRC 1, LLC operates a 480,480 square foot industrial building in TRCC-East, which was completed during 2017 and is fully leased;
◦TRC-MRC 2, LLC owns and operates a 651,909 square foot building in TRCC-West that is fully leased;
◦TRC-MRC 3, LLC operates a 579,040 square foot industrial building in TRCC-East, which was completed during the fourth quarter of 2019 and was fully leased through June 30, 2021. In July 2021, 190,000 square feet of space was vacated; and
◦TRC-MRC 4, LLC was formed in 2021 to pursue the development, construction, leasing and management of a 629,274 square foot industrial building in TRCC-East. Grading on the site has begun, with construction of the building expected to begin in the fourth quarter of 2021. The building is expected to be completed in 2022.
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. Our active developments within this segment are MV, Centennial at Tejon Ranch, or Centennial, and Grapevine at Tejon Ranch, or Grapevine.
•MV encompasses a total of 26,417 acres, of which 5,082 acres will be used for a mixed-use development that will include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space. The tentative tract map for the first four phases of residential development has been approved, as well as the commercial site plan for the first phase of commercial development. The Company is currently focusing on the completion of the final map for first phases of MV, consumer and market research studies and fine tuning of development business plans as well as defining the capital funding sources for this development;
•The Centennial development is a mixed-use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes and 10.1 million square feet of commercial development. Centennial had entitlements approved in December 2018 and received legislative approvals in April 2019 from the Los Angeles County Board of Supervisors. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for additional information related to current litigation; and

•Grapevine is an 8,010-acre development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Upon completion of Grapevine, the community will include 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks. On December 10, 2019, the Kern County Board of Supervisors adopted the supplemental re-circulated environmental impact report, or EIR, prepared in response to a court ruling and re-approved the development of Grapevine unanimously. On January 10, 2020, an action was filed in Kern County Superior Court pursuant to CEQA against Kern County, concerning Kern County’s approval of the December 2019 re-entitlement, including certification of the final EIR. On January 22, 2021 the court ruled in favor of the Company and Kern County on all issues. The court entered a final judgment reflecting its ruling in favor of the Company and the County on March 22, 2021. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for further discussion.
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
The COVID-19 Pandemic
Beginning mid-June, the Company's retail and hospitality segments fully reopened and operated without any restrictions. TRCC has seen an uptick in traffic as evidenced by a 25% increase in fuel sales volumes at the Petro Travel Plaza joint venture when compared to the same prior year period. The Company's other segments continue to operate without restrictions as they are and continue to be deemed essential. During this phase of the recovery, the Company will continue to prioritize employee health and provide work safety guidelines prescribed by Cal/OSHA.
Uncertainty still remains over long-term vaccine efficacy, global vaccine adoption and availability, and the possibility of reinstating pandemic restrictions arising from future mutations such the Delta variant. The long-term impact of such uncertainties on our business are currently unknown and may vary in scope and severity from the impacts to-date.
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
Summary of Second Quarter 2021 Performance
For the three months ended June 30, 2021, the Company had net income attributable to common stockholders of $2,822,000 compared to a net loss of $333,000 for the three months ended June 30, 2020. The improvement is primarily attributed to a land sale to TRC-MRC 4 in June 2021 that increased commercial operating profits for the quarter by $3,047,000 as compared to the three months ended June 30, 2020. Also contributing to this increase were improved mineral resources operating profits of $2,089,000 when compared to the three months ended June 30, 2020, which is the result of an increase in water sales in 2021 due to the 5% State Water Project, or SWP, allocation. The improved operating results were offset by the non-recurrence of a building sale that occurred in 2020 that resulted in a $1,333,000 gain, along with increased income taxes of $922,000 reflecting the overall improved operating results.
For the first six months of 2021, the Company had net income attributable to common stockholders of $1,767,000 compared to a net loss of $1,015,000 for the first six months of 2020. The improvement is primarily attributed to the June 2021 land sale to TRC-MRC 4 that improved commercial operating profits by $3,334,000 when compared to the same period of last year. Also contributing to this increase were improved mineral resources operating profits of $1,918,000 as compared to 2020, which was the result of higher water sales in 2021 due to the 5% SWP allocation. The improved operating results were offset by the non-recurrence of a building sale that occurred in 2020 that resulted in a $1,333,000 gain. In addition, the Company's share of operating results from its unconsolidated joint ventures decreased $1,230,000, a result of significant increases in fuel costs for its Petro Travel Plaza Holdings joint venture.
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

Critical Accounting Policies
The preparation of our interim financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and judgments that affect the reported amounts for assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, use of different estimates that we reasonably could have used in the current period, or would have a material impact on our financial condition or results of operations. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, allocation of costs related to land sales and leases, stock compensation, our future ability to utilize deferred tax assets, and defined benefit retirement plan. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
During the six months ended June 30, 2021, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2020. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.
Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,079	$931	$148	16%
TRCC Leasing	533	418	115	28%
TRCC management fees and reimbursements	176	140	36	26%
Commercial leases	155	127	28	22%
Communication leases	251	245	6	2%
Landscaping and other	253	253	—	—%
Land sale	5,679	—	5,679	100%
Total commercial/industrial revenues	$8,126	$2,114	$6,012	284%
Total commercial/industrial expenses	$4,712	$1,747	$2,965	170%
Operating income from commercial/industrial	$3,414	$367	$3,047	830%

•Commercial/industrial real estate development segment revenues were $8,126,000 for the three months ended June 30, 2021, an increase of $6,012,000, or 284%, from $2,114,000 for the three months ended June 30, 2020. The increase is primarily attributed to $5,679,000 in land sale revenues associated with the June 2021 land contribution to TRC-MRC 4 as discussed in Note 15 (Investment in Unconsolidated and Consolidated Joint Ventures). Hot June weather and lifting of the COVID-19 restrictions in mid-June that led to an increase in energy demand, and as a result, the Company received additional spark spread revenues from its Pastoria Energy Facility lease.
•Commercial/industrial real estate development segment expenses were $4,712,000 for the three months ended June 30, 2021, an increase of $2,965,000, or 170%, from $1,747,000 for the three months ended June 30, 2020. This increase is attributed to an increase in land cost of sales of $2,895,000 resulting from the land contribution to TRC-MRC 4 discussed above.

	Six Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Commercial revenues
Pastoria Energy Facility	$2,095	$1,996	$99	5%
TRCC Leasing	932	824	108	13%
TRCC management fees and reimbursements	362	376	(14)	(4)%
Commercial leases	297	284	13	5%
Communication leases	478	470	8	2%
Landscaping and other	511	484	27	6%
Land sale	5,679	—	5,679	100%
Total commercial revenues	$10,354	$4,434	$5,920	134%
Total commercial expenses	$6,264	$3,678	$2,586	70%
Operating income from commercial/industrial	$4,090	$756	$3,334	441%

•Commercial/industrial real estate development segment revenues were $10,354,000 for the first six months of 2021, an increase of $5,920,000, or 134%, from $4,434,000 for the first six months of 2020. The increase is primarily attributed to $5,679,000 in land sale revenues associated with the June 2021 land contribution to TRC-MRC 4 as discussed in Note 15 (Investment in Unconsolidated and Consolidated Joint Ventures). As described above the Company also received higher spark spread revenues from its Pastoria Energy Facility lease.
•Commercial/industrial real estate development segment expenses were $6,264,000 during the first six months of 2021, an increase of $2,586,000, or 70%, from $3,678,000 during the first six months of 2020. This increase is attributed to an increase in land cost of sales of $2,895,000 resulting from the land contribution to TRC-MRC 4 discussed above.

The logistics operators currently located within TRCC have demonstrated success in serving all of California and the western region of the United States, and the Company showcases their success in its marketing efforts. We expect to continue to focus our marketing strategy for TRCC-East and TRCC-West on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the demonstrated success of the current tenants and owners within our development. Our location fits within the logistics model that many companies are using, which favors large, centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies, rather than many decentralized smaller distribution centers. The world-class logistics operators located within TRCC have demonstrated success through utilization of this model. With access to markets of over 40 million people for next-day delivery service, they are also demonstrating success with e-commerce fulfillment.
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
We believe that the FTZ and EDIP, along with our ability to provide fully entitled, shovel-ready land parcels to support buildings of any size, including buildings one million square feet or larger, can provide us with a potential marketing advantage. Our marketing efforts target the Inland Empire region of Southern California, the Santa Clarita Valley of northern Los Angeles County, the northern part of the San Fernando Valley - due to the limited availability of new product and high real estate costs in these locations, and the San Joaquin Valley of California. The Company continues to analyze the market and evaluate expansions of industrial buildings for lease either on our own or in partnerships, as we have done with the buildings developed by TRC-MRC 1 and TRC-MRC 3, and our new industrial building being constructed by the TRC-MRC 4 joint venture.
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

During the quarter ended June 30, 2021, vacancy rates in the Inland Empire continued to stay at a historical low of 1.2%, leading to an increase in lease rate of 13%, both setting new records. Demand for Inland Empire logistics space continues to be strong, as net absorption reached 6.8 million square feet. As lease rates increase in the Inland Empire, we may experience greater pricing advantages due to our lower land basis.
During the quarter ended June 30, 2021, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, decreased from 1.8% as of March 31, 2021 to 1.2%. Rents remain at an all-time high. Average asking rents increased by 7% over the prior quarter.
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
In 2020, in response to the COVID-19 pandemic, California took actions to limit exposure to the virus through restrictions on non-essential businesses and services. Tenants began requesting various forms of rent relief beginning in March 2020 and throughout the rest of 2020. Although the requests ranged in scope, the most common request was for a full or partial rent deferment for three months. The Company agreed to defer rent for certain tenants at TRCC, with the requirement that all the deferred rent be fully repaid during 2021. The following table sets forth information regarding the cumulative minimum deferred rent and collected rent as of June 30, 2021.

($ in thousands, except for impacted tenants)	Impacted Tenants	Cumulative Deferred Rent due to COVID-19	Cumulative Deferred Rent Collected	Deferred Rent to be Collected in the Remainder of 2021
TRCC Leasing	5	$118	$103	$15
Other Commercial Leases	3	57	26	31
	8	$175	$129	$46
Real Estate – Resort/Residential:
We are in the preliminary stages of property development for this segment; hence, no revenues or profits are attributed to this segment.
Resort/residential real estate development segment expenses were $439,000 for the three months ended June 30, 2021, an increase of $113,000, or 35%, from $326,000 for the three months ended June 30, 2020. The Company moved its internal marketing group into the resort residential segment in 2021, driving the increase noted.
Resort/residential real estate development segment expenses were $992,000 for the first six months of 2021, an increase of $40,000, or 4%, from $952,000 for the first six months of 2020. The movement of the internal marketing group, previously mentioned, increased payroll costs and overhead by $97,000 for the segment in 2021. The increase was offset by reductions in general and administrative allocations of about $63,000.
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
•Grapevine – an 8,010-acre development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Upon completion of Grapevine, the community will include 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for further discussion.
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
Mineral Resources:

	Three Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Mineral resources revenues
Oil and gas	$193	$98	$95	97%
Cement	628	540	88	16%
Rock aggregate	485	328	157	48%
Exploration leases	25	25	—	—%
Water Sales	5,610	350	5,260	1,503%
Reimbursables and other	463	435	28	6%
Total mineral resources revenues	$7,404	$1,776	$5,628	317%
Total mineral resources expenses	$4,253	$714	$3,539	496%
Operating income from mineral resources	$3,151	$1,062	$2,089	197%

•Mineral resources segment revenues were $7,404,000 for the three months ended June 30, 2021, an increase of $5,628,000, or 317%, from $1,776,000 for the three months ended June 30, 2020. The dry 2021 winter diminished water availability in California and eventually resulted in a SWP allocation of 5%. As a result, the Company generated $5,260,000 in additional water sales during the quarter ended June 30, 2021, by selling 4,715 acre-feet of water. Revenues generated in 2020 pertained to a favorable water sales price adjustment. Additionally, the Company generated more cement and rock royalties in 2021 as a result of increased demand fueled by the continuing growth in infrastructure projects throughout the state.
•Mineral resources segment expenses were $4,253,000 for the three months ended June 30, 2021, an increase of $3,539,000, or 496%, from $714,000 for the three months ended June 30, 2020. This increase in expenses is primarily attributed to an increase in water cost of sales resulting from the increased water sales volumes as noted above.

	Six Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Mineral resources revenues
Oil and gas	$367	$432	$(65)	(15)%
Cement	1,094	994	100	10%
Rock aggregate	743	570	173	30%
Exploration leases	50	50	—	—%
Water Sales	11,862	5,471	6,391	117%
Reimbursables and other	464	437	27	6%
Total mineral resources revenues	$14,580	$7,954	$6,626	83%
Total mineral resources expenses	$9,300	$4,592	$4,708	103%
Operating income from mineral resources	$5,280	$3,362	$1,918	57%

•Mineral resources segment revenues were $14,580,000 for the first six months of 2021, an increase of $6,626,000, or 83%, from $7,954,000 for the first six months of 2020. The 2021 dry winter brought about favorable conditions to sell water, resulting in a significant increase in water sales. Comparatively, the Company sold 10,596 acre-feet and 4,625 acre-feet of water as of June 30, 2021 and 2020, respectively. The Company in 2021 has also generated additional cement and rock royalties resulting from increased demand for building supplies.
•Mineral resources segment expenses were $9,300,000 for the first six months of 2021, an increase of $4,708,000, or 103%, when compared to the same period in 2020. This increase in expense is primarily attributed to higher water cost of sales of $4,654,000 resulting from the increase in water sales as noted above.
As anticipated changes arise in the future related to groundwater management in California, such as limits on groundwater pumping in over drafted water basins outside of our lands, we believe that our water assets, including water banking operations, ground water recharge programs, and access to water contracts like those we have purchased in the past, will become even more important and valuable in servicing our projects and providing opportunities for water sales to third parties. With 2020 and 2021 being drought years, local water market participants have fewer alternative water sources, especially given the current 5% SWP allocation. As such, there is potential for additional water sales during the remainder of 2021.
The price per barrel of oil has increased over 45% from its December 31, 2020 levels. California Resources Corporation, or CRC, has approved permits and drill sites on our land and continues to delay the start of new exploration as it evaluates the market. A positive aspect of our lease with CRC is that the approved drill sites are in an area of the ranch where the development and production costs are moderate due to the relatively shallow depths being drilled.
Farming:

	Three Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Farming revenues
Almonds	$93	$—	$93	100%
Hay	122	185	(63)	(34)%
Other	64	24	40	167%
Total farming revenues	$279	$209	$70	33%
Total farming expenses	$1,203	$1,099	$104	9%
Operating loss from farming	$(924)	$(890)	$(34)	4%
•Farming segment revenues were $279,000 for the three months ended June 30, 2021, an increase of $70,000, or 33%, from $209,000 during the same period in 2020. The increase is primarily attributed to a 100% increase in almond sales.
•Farming segment expenses were $1,203,000 for the three months ended June 30, 2021, an increase of $104,000, or 9%, from $1,099,000 during the same period in 2020. The increase in expenses resulted from the almond sales mentioned above.

	Six Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Farming revenues
Almonds	$397	$861	$(464)	(54)%
Pistachios	14	34	(20)	(59)%
Wine grapes	16	—	16	100%
Hay	251	232	19	8%
Other	208	34	174	512%
Total farming revenues	$886	$1,161	$(275)	(24)%
Total farming expenses	$2,681	$2,801	$(120)	(4)%
Operating loss from farming	$(1,795)	$(1,640)	$(155)	9%

•Farming segment revenues were $886,000 for the first six months of 2021, a decrease of $275,000, or 24%, from $1,161,000 during the same period in 2020. Almond revenues declined $464,000 as a result of lower sales volumes and lower commodity prices resulting from the large 2020 crop. Comparatively, the Company sold 205,000 pounds and 299,000 pounds of almonds as of June 30, 2021 and 2020, respectively. Lastly, the Company generated an additional $174,000 in other revenues as a result of increased water use charges from land lease tenants. The increase in these charges reflect the increase in water costs resulting from the 2021 drought.
•Farming segment expenses were $2,681,000 for the first six months of 2021, a decrease of $120,000, or 4%, from $2,801,000 when compared to the same period in 2020. The decline is primarily attributed to lower depreciation and amortization on the Company's farm equipment.
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
Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We experienced a warm 2021 winter, which reduces the number of chilling hours for our pistachio and almond trees. In the past, this has had a very adverse effect on pistachio yields. Currently, California almond yields are expected to be lower than their 2020 levels. The current SWP allocation of 5%, Wheeler Ridge Maricopa Water District's other water resources, and our water resources allow us to meet our farming water needs. The use of alternate sources of water will increase overall 2021 crop production costs.
Currently there is an abundance of financial stimulus, a direct result of the Federal Government's efforts to help those impacted by COVID-19. As such, the Company has experienced a moderate degree of difficulty in attracting and retaining farm workers and may incur additional internal and external farm labor costs as it enters harvest season.
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
Ranch Operations:

	Three Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Ranch Operations revenues
Game management and other [1]	$448	$247	$201	81%
Grazing	381	429	(48)	(11)%
Total Ranch Operations revenues	$829	$676	$153	23%
Total Ranch Operations expenses	$1,142	$1,178	$(36)	(3)%
Operating loss from Ranch Operations	$(313)	$(502)	$189	(38)%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•Ranch operations revenues were $829,000 for the three months ended June 30, 2021, an increase of $153,000, or 23%, from $676,000 for the same period in 2020. The increase in revenues is attributed to an increase in film location fee revenues of $134,000, driven by increased demand, resulting from closures of comparable filming locations in LA County because of COVID-19 restrictions.
•Ranch operations expenses were $1,142,000 for the three months ended June 30, 2021, a decrease of $36,000, or 3%, from $1,178,000 for the same period in 2020. This decline is largely attributed to declines in payroll due to reduced staffing levels as compared to the prior year.

	Six Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Ranch Operations revenues
Game Management and other [1]	$1,094	$705	$389	55%
Grazing	778	834	(56)	(7)%
Total Ranch Operations revenues	$1,872	$1,539	$333	22%
Total Ranch Operations expenses	$2,329	$2,584	$(255)	(10)%
Operating loss from Ranch Operations	$(457)	$(1,045)	$588	(56)%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•Ranch operations revenues were $1,872,000 for the first six months of 2021, an increase of $333,000, or 22%, from $1,539,000 for the same period in 2020. The increase in revenues is attributed to an increase in film location fee revenues of $280,000, driven by increased demand, resulting from closures of comparable filming locations in LA County because of COVID-19 restrictions.
•Ranch operations expenses were $2,329,000 for the first six months of 2021, a decrease of $255,000, or 10%, from $2,584,000 for the same period in 2020. This decline is largely attributed to declines in payroll due to reduced staffing levels as compared to the prior year.
Corporate and Other:
Corporate general and administrative costs were $2,364,000 for the three months ended June 30, 2021, a decrease of $130,000, or 5%, from $2,494,000 for the same period in 2020. The decrease is primarily attributed to reduced payroll and stock compensation, net of capitalization, of $265,000, which resulted from the 2020 right sizing initiative. This decrease was partially offset by a $90,000 increase in insurance expense.
Corporate general and administrative costs were $4,655,000 for the first six months of 2021, a decrease of $372,000, or 7%, from $5,027,000 for the same period in 2020. The decrease is primarily attributed to reduced payroll and stock compensation, net of capitalization, of $555,000, which resulted from the 2020 right sizing initiative and the absence of an in-house counsel during the first quarter. This decrease was partially offset by a $150,000 increase in insurance expense.
On April 17, 2020, the Company sold the building and land that was previously operated by a fast food tenant to its joint venture, Petro Travel Plaza, LLC. The Company received a cash distribution of $2,000,000 from the joint venture, and realized a Gain on Sale of Real Estate of $1,331,000. There were no such transactions in 2021.

Joint Ventures:

	Three Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$1,522	$1,458	$64	4%
Five West Parcel, LLC	—	10	(10)	(100)%
18-19 West, LLC	107	(17)	124	(729)%
TRCC/Rock Outlet Center, LLC	(365)	(514)	149	(29)%
TRC-MRC 1, LLC	5	15	(10)	(67)%
TRC-MRC 2, LLC	155	163	(8)	(5)%
TRC-MRC 3, LLC	(59)	66	(125)	(189)%
Total equity in earnings	$1,365	$1,181	$184	16%

•Equity in earnings were $1,365,000 for the three months ended June 30, 2021, an increase of $184,000 or 16%, from $1,181,000 during the same period in 2020. The changes are primarily attributed to the following:
•The TRCC/Rock Outlet Center improved its operating results as a result of being open during the entire second quarter of 2021. During the second quarter of 2020, the TRCC/Rock Outlet Center was closed due to COVID-19 restrictions.
•The 18-19 West joint venture improved its operating results after generating land purchase option revenues from a prospective third-party buyer.
•Over the comparative periods, TRC-MRC 3 had unfavorable operating results as a result of an increase in depreciation and amortization resulting from placing the building fully into service starting in June of 2020.

	Six Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$1,668	$2,981	$(1,313)	(44)%
Five West Parcel, LLC	—	9	(9)	(100)%
18-19 West, LLC	90	(32)	122	(381)%
TRCC/Rock Outlet Center, LLC	(709)	(920)	211	(23)%
TRC-MRC 1, LLC	48	35	13	37%
TRC-MRC 2, LLC	323	335	(12)	(4)%
TRC-MRC 3, LLC	(114)	128	(242)	(189)%
Total equity in earnings	$1,306	$2,536	$(1,230)	(49)%

•Equity in earnings were $1,306,000 for the six months ended June 30, 2021, a decrease of $1,230,000, or 49%, from $2,536,000 during the same period in 2020. The changes are primarily attributed to the following:
•The Petro Travel Plaza improved its fuel sales volume by 25% in 2021 when compared to 2020. However, the Company's share of operating results declined by $1,313,000 as a result of an 83% increase in the overall cost of fuel that was only partially mitigated by a 53% increase in fuel sales prices.
•The factors driving changes in 18-19 West, TRCC/Rock Outlet Center, and TRC-MRC 3 for the six months ended June 30, 2021 are the same as those discussed within the Company's quarterly operating results.

In conjunction with providing relief to certain tenants, the TRCC/Rock Outlet Center agreed to defer rent for certain tenants due to the closure of the outlet center from March 20, 2020 through May 27, 2020. The following table sets forth information regarding the minimum rents billed and deferred to-date at the TRCC/Rock Outlet Center property level for the three months ended June 30, 2021. We continue to assess the probability of collecting outstanding receivables related to the two tenants that are currently in on-going negotiations. Management will continue to monitor each negotiation diligently, and when determined collectability is not probable, will reserve accordingly.

($ in thousands, except number of tenants)	Tenants[1]	Cumulative Deferred Rent due to COVID-19	Cumulative Deferred Rent Collected	Deferred Rent to be Collected in the Remainder of 2021
Rent Deferral Agreements	8	$217	$169	$48
Rent Abatement Agreements	18	583	N/A2	N/A2
	26	$800	$169	$48
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
The COVID-19 pandemic and resulting global economic disruptions have impacted our operations and are expected to continue to impact our operations throughout 2021. For a detailed discussion of the pandemic and its expected effects, refer to the section above titled "The COVID-19 Pandemic" and "Results of Operations by Segment."
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
Income Taxes
For the six months ended June 30, 2021, the Company had net income tax expense of $1,139,000 compared to $708,000 for the six months ended June 30, 2020. The effective tax rates approximated 39% and -234% for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, income tax receivables were $43,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company's effective tax rates were higher than statutory rates primarily because permanent differences related to Section 162(m) limitations and discrete tax expense associated with stock compensation. The Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts Jobs Act. The discrete item was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the quarter represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have an impact on the Company's current income tax payable.
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
To enhance shareholder value over the long-term, we expect to continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, provide adequate water supplies, and provide funds for general land development activities. Within our farming segment, we intend to make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.
Our cash, cash equivalents and marketable securities totaled $49,639,000 as of June 30, 2021, a decrease of $8,452,000 from $58,091,000 as of December 31, 2020.

The following table shows our cash flow activities for the six months ended June 30,

(in thousands)	2021	2020
Operating activities	$(1,095)	$51
Investing activities	$(9,846)	$(852)
Financing activities	$(3,098)	$(4,330)

Operating Activities
During the first six months of 2021, the Company's operations used $1,095,000 primarily to fund crop cultural costs.
During the first six months of 2020, the Company's operations provided $51,000. The primary drivers were receivable collections of $7,174,000 and joint venture operating distributions of $121,000, partially offset by cash outlays to build inventories of $4,228,000 and pay down of accounts payables and accrued liabilities of $2,951,000.
Investing Activities
During the first six months of 2021, investing activities used $9,846,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $11,414,000, which includes predevelopment activities for our master planned communities; $2,235,000 consisting of planning and permitting primarily related to the preparation of final maps for Phase 1 of MV; expenditures relating to litigation of $618,000 for Grapevine, and costs related to litigation defense for Centennial of $1,184,000. At TRCC, we spent $2,136,000 on infrastructure improvements, qualifying costs related to land development and the residential community at TRCC-East. Within our farming segment, we spent $4,812,000 developing new almond orchards and grape vineyards, which includes cultural costs for 2021 for orchards not currently in production and replacing machinery and equipment. Lastly, the Company used $2,415,000 to acquire water assets and invested $7,842,000 into marketable securities. The cash outlays previously mentioned were offset by water sales proceeds of $5,874,000, joint venture distributions of $5,096,000 primarily attributed to the sale of land to TRC-MRC 4, and proceeds from matured marketable securities of $1,400,000.
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
As we move forward, we anticipate we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments, including the investments summarized below.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2021 is primarily related to our real estate projects. These estimated investments include approximately $3,208,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. We also plan to invest approximately $853,000 to continue the development of new almond orchards and vineyards, and to replace farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. Lastly, we expect to invest up to $5,516,000 for land planning, litigation/appeals, mapping, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2021.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2021 and 2020, was $1,242,000 and $1,406,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $1,238,000 and $1,888,000 for the six months ended June 30, 2021 and 2020, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first six months of 2021, financing activities used $3,098,000, which was attributable to long-term debt service of $2,132,000 and tax payments on vested share grants of $966,000.

During the first six months of 2020, financing activities used $4,330,000, which was attributable to long-term debt service of $2,746,000 and tax payments on vested share grants of $1,584,000.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to certain years or periods having different earnings than comparable periods. Although California's reopening has been strong thus far, there is uncertainty as to how state and local government agencies will react to the Delta variant along with other COVID-19 variants, as Los Angeles and other counties have re-implemented mask mandates. Based on the Company's experience, and assuming the impacts of COVID-19 and its variants do not materially worsen, the Company believes it will have adequate cash flows, cash balances, and availability on our line of credit (discussed below) over the next twelve months to fund internal operations. COVID-19 restrictions have not to-date impacted our ability to access traditional funding sources. As we move forward with the completion of our litigation, permitting and engineering design for our master planned communities and prepare to move into the development stage, we will need to secure additional funding through the issuance of equity and secure other forms of financing such as joint ventures and possibly debt financing.
We continuously evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and the incurrence of additional debt.

Capital Structure and Financial Condition
At June 30, 2021, total capitalization at book value was $504,703,000, consisting of $54,945,000 of debt and $449,758,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 10.9%.
On October 13, 2014, the Company, as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility added a $70,000,000 term loan, or Term Loan, to the then existing $30,000,000 revolving line of credit, or RLC. In August 2019, the Company amended the Term Note (Amended Term Note) and extended its maturity to June 2029 and amended the RLC to expand the capacity from $30,000,000 to $35,000,000 and extend the maturity to October 5, 2024.
The Amended Term Note had a $52,875,000 balance as of June 30, 2021. The interest rate per annum applicable to the Amended Term Loan is LIBOR (as defined in the Amended Term Note) plus a margin of 170 basis points. The interest rate for the term of the Amended Term Note has been fixed through the use of an interest rate swap at a rate of 4.16%. The Amended Term Note requires monthly amortization payments pursuant to a schedule set forth in the Amended Term Note, with the final outstanding principal amount due June 5, 2029. The Amended Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The RLC had no outstanding balance as of June 30, 2021 and December 31, 2020. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC (which matures in October 2024), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
The Amended Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At June 30, 2021 and December 31, 2020, the Company was in compliance with those financial covenants.
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
The Company also has a $4,750,000 promissory note agreement whose principal and interest due monthly began October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of June 30, 2021 was $2,070,000.
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
Although we have a strong liquidity position at June 30, 2021 with $49,639,000 in cash and securities and $35,000,000 available on our RLC to meet any short-term liquidity needs, we have taken steps to maximize positive cash flow, in case a lack of liquidity in the economy limits our access to third party funding by responsibly limiting cash expenditures to the extent practical. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.

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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of June 30, 2021, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$265,908	$10,194	$21,314	$22,613	$211,787
Long-term debt	54,945	4,381	9,383	10,232	30,949
Interest on long-term debt	11,741	2,190	3,811	2,993	2,747
Cash contract commitments	6,181	3,489	1,656	518	518
Defined Benefit Plan	4,228	299	666	843	2,420
SERP	4,969	527	1,038	1,040	2,364
Tejon Ranch Conservancy	400	400	—	—	—
Financing fees	163	163	—	—	—
Operating lease	27	16	11	—	—
Total contractual obligations	$348,562	$21,659	$37,879	$38,239	$250,785
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
In connection with the sale of bonds there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes as of June 30, 2021, that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation as of June 30, 2021.
As of June 30, 2021, aggregate outstanding debt of unconsolidated joint ventures was $132,380,000. We provided a guarantee on $117,918,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we, as of June 30, 2021, do not expect the guarantee to be called upon. We do not provide a guarantee on the $14,462,000 of debt related to our joint venture with TA/Petro.

Non-GAAP Financial Measures
EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance. Adjusted EBITDA is used to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, and stock compensation expense. By excluding interest expense and income, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other companies without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income (loss)	$2,824	$(326)	$1,761	$(1,010)
Net income (loss) attributable to non-controlling interest	2	7	(6)	5
Net income (loss) attributable to common stockholders	2,822	(333)	1,767	(1,015)
Interest, net
Consolidated	(9)	(151)	(16)	(379)
Our share of interest expense from unconsolidated joint ventures	629	638	1,253	1,318
Total interest, net	620	487	1,237	939
Income taxes	1,118	196	1,139	708
Depreciation and amortization:
Consolidated	967	1,164	1,932	2,180
Our share of depreciation and amortization from unconsolidated joint ventures	1,181	1,031	2,356	2,055
Total depreciation and amortization	2,148	2,195	4,288	4,235
EBITDA	6,708	2,545	8,431	4,867
Stock compensation expense	949	1,174	2,225	2,399
Adjusted EBITDA	$7,657	$3,719	$10,656	$7,266
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Commercial/Industrial operating income	$3,414	$367	$4,090	$756
Plus: Commercial/Industrial depreciation and amortization	116	120	232	250
Plus: General, administrative, cost of sales and other expenses	4,490	1,555	5,828	3,134
Less: Other revenues including land sales	(6,108)	(393)	(6,542)	(859)
Total Commercial/Industrial net operating income	$1,912	$1,649	$3,608	$3,281

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Net operating income	2021	2020	2021	2020
Pastoria Energy Facility	$1,076	$932	$2,088	$1,997
TRCC	443	348	761	558
Communication leases	244	245	465	454
Other commercial leases	149	124	294	272
Total Commercial/Industrial net operating income	$1,912	$1,649	$3,608	$3,281
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income of unconsolidated joint ventures	$2,224	$1,874	$2,057	$4,078
Interest expense of unconsolidated joint ventures	1,241	918	2,473	1,975
Operating income of unconsolidated joint ventures	3,465	2,792	4,530	6,053
Depreciation and amortization of unconsolidated joint ventures	2,220	1,939	4,434	3,868
Net operating income of unconsolidated joint ventures	$5,685	$4,731	$8,964	$9,921

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
The RLC had no outstanding balance as of June 30, 2021. The interest rate on the RLC can either float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one of which has a balance of $52,875,000 as of June 30, 2021 and is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.16%. The outstanding balance on the second term loan as of June 30, 2021 was $2,070,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time to time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first term loan (discussed here).
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2021
(In thousands except percentage data)

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Assets:
Marketable securities	$3,851	$5,312	$—	$—	$—	$—	$9,163	$9,161
Weighted average interest rate	0.42%	0.16%	—%	—%	—%	—%	0.27%
Liabilities:
Long-term debt ($4.75M note)	$123	$254	$265	$277	$289	$862	$2,070	$2,070
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt (Amended Term Loan)	$2,039	$4,221	$4,429	$4,624	$4,825	$32,737	$52,875	$52,875
Weighted average interest rate	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%

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
With respect to accounts receivables, the amount at risk primarily relates to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $1,377,000 of accounts receivable outstanding at June 30, 2021, $116,000, or 8%, pertains to pistachio sales receivables that are at risk to changing prices.
The price estimated for the remaining accounts receivable for pistachios recorded at June 30, 2021 was $2.04 per pound and remains unchanged from December 31, 2020 levels. For each $0.01 change in the price per pound of pistachios, our receivable for pistachios increases or decreases by $570. Although the final price per pound of pistachios, and therefore the extent of the risk is presently unknown, pricing over the past three years has ranged from $1.98 to $2.04.

ITEM 4. CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
At the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	Filed herewith
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.5	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 25

10.33	Revolving Line of Credit	FN 36
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders LLC, Redemption and Withdrawal Agreement - Lewis Tejon Member, LLC	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	*Executive Officer Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 99.1 to our Current Report on Form 8-K filed on May 26, 2020, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the period ending March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 22	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.31 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 25	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.32 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.

FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 34	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 35	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 36	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

August 5, 2021	/s/ Gregory S. Bielli
Date	Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2021	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)