Form 10-K
period 2021-12-31
TEJON RANCH CO
filed 2022-03-03
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2021 was $400,690,171 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.

The number of the Company’s outstanding shares of Common Stock on February 28, 2022 was 26,408,316.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days of the Registrant's fiscal year ended December 31, 2021, relating to the directors and executive officers of the Company are incorporated by reference into Part III.

PART I
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements, including without limitation, statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices, and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, and of current assets and contracts to meet our water and other commitments, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness, ongoing negotiations, the uncertainties regarding the impact of COVID-19 on the Company, its customers, suppliers, global economic conditions, and other future events and conditions. In some cases, these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process,” “designed to,” or “envisioned to” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, the impact of COVID-19 and the actions taken by governments, businesses, and individuals in response to it, including the development, distribution, efficacy and acceptance of vaccines and related mandates, weather, market and economic forces, availability of financing for land development activities, and competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A, “Risk Factors” of this report.

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
These activities are performed through our five reporting segments:
Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of downtown Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield. We create value by securing entitlements for our land, facilitating infrastructure development, strategic land planning, monetization of land through development and/or sales, and conservation in order to maximize the highest and best use for our land. We are involved in eight joint ventures that either own, develop, and/or operate real estate properties. We enter into joint ventures as a means to facilitate the development of portions of our land.
COVID-19
The Company continues to prioritize employee health and provide work safety guidelines prescribed by the state of California and the Occupational Safety and Health Administration. The Company has policies in place that are intended to address the applicable COVID-19 safety requirements as prescribed by the state of California and the Federal Government. The Company's key operating segments continue to operate as normal, while being challenged by the externalities of COVID-19, including forces such as employment shortages, inflation, political uncertainty, and supply chain constraints. Those forces will have an adverse affect on the Company's future operating results and will continue to do so until future variants become less virulent.

Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets.  A key element of our strategy is to entitle and then develop large-scale mixed-use master planned residential and commercial/industrial real estate projects to serve the growing populations of Southern and Central California.  Our mixed-use master planned residential developments have been approved to collectively include up to 35,278 housing units, and more than 35 million square feet of commercial space.  We have obtained entitlements on Mountain Village at Tejon Ranch, or MV, and the first final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses was approved by Kern County in 2021. In 2019, the Kern County Board of Supervisors unanimously reapproved the Grapevine at Tejon Ranch project, or Grapevine. Centennial, at Tejon Ranch, or Centennial, had entitlements approved in 2018, and received legislative approvals in 2019 from the Los Angeles County Board of Supervisors. The approvals were litigated in May 2021, and the Company is currently working on addressing the objections to the project.
We are currently executing on value creation as we are engaged in construction, commercial sales, and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC. In January 2021, the Kern County Board of Supervisors approved two Conditional Use Permits, authorizing development of multi-family apartment uses within the Tejon Ranch Commerce Center, on a 27-acre site located immediately north of the Outlets at Tejon. This authorization allows the Company to develop up to a maximum of 495 multi-family residences, in thirteen apartment buildings, as well as approximately 6,500 square feet of community amenity space and up to 8,000 square feet of community serving retail on the ground floor of a portion of the residential buildings. All of these efforts are supported by diverse revenue streams generated from other operations including: farming, mineral resources, and our various joint ventures.

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

Segment Revenues
80,000
60,000
40,000
20,000
0
$ (Thousands)
2021
2020
2019
Real Estate
Ranch Operations
Mineral Resources
Farming

Segment Profit and Loss
$ (Thousands)
10,000
7,500
5,000
2,500
0
-2,500
-5,000
2021
2020
2019
Real Estate
Ranch Operations
Mineral Resources
Farming
Resort Residential

Note: Our Resort Residential reporting segment did not report revenues in the periods reported herein.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing segments for the last three years:

FINANCIAL INFORMATION ABOUT SEGMENTS
(Amounts in thousands of dollars)

	Year Ended December 31,
	2021	2020	2019
Revenues and Other Income
Real Estate—Commercial/Industrial	$19,476	$9,536	$16,792
Mineral Resources	20,987	10,736	9,791
Farming	11,039	13,866	19,331
Ranch operations	4,111	3,692	3,609
Segment revenues	55,613	37,830	49,523
Investment income	57	884	1,239
Revenues and other income	55,670	38,714	50,762
Equity in earnings of unconsolidated joint ventures	9,202	4,504	16,575
Total revenues and other income (1)	$64,872	$43,218	$67,337
Segment Profits (Losses) and Net Income
Real Estate—Commercial/Industrial	$7,523	$2,414	$3,831
Real Estate—Resort/Residential	(1,723)	(1,612)	(2,247)
Mineral Resources	7,428	4,322	3,973
Farming	(3,077)	(1,237)	4,080
Ranch operations	(568)	(1,204)	(1,707)
Segment profits (2)	9,583	2,683	7,930
Gain on sale of real estate	—	1,331	—
Investment income	57	884	1,239
Other income (loss)	164	110	(1,824)
Corporate expenses	(9,843)	(9,430)	(9,361)
Loss from operations before equity in earnings of unconsolidated joint ventures	(39)	(4,422)	(2,016)
Equity in earnings of unconsolidated joint ventures	9,202	4,504	16,575
Income before income taxes	9,163	82	14,559
Income tax expense	3,821	829	3,980
Net income (loss)	5,342	(747)	10,579
Net loss attributable to non-controlling interest	(6)	(7)	(1)
Net income (loss) attributable to common stockholders	$5,348	$(740)	$10,580
Identifiable Assets by Segment (3)
Real estate—commercial/industrial	$82,397	$73,317	$76,814
Real estate—resort/residential	305,818	297,052	286,801
Mineral Resources	52,440	57,797	55,049
Farming	47,160	38,090	41,258
Ranch operations	2,079	2,442	2,624
Corporate	56,142	67,651	76,876
Total assets	$546,036	$536,349	$539,422
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
✓ US Army Corps of Engineers
Obtain Permitting to Commence Construction
Centennial
Mountain Village

Bakersfield
5
To Sacramento
99
119
Lamont
58
223
Arvin
Taft
Tehachapi
166
Tejon Ranch Commerce Center
Tejon Ranch
Grapevine
Mountain Village
Frazier Park
Centennial
138
5
To Los Angeles
33
Angeles National Forest

Operating Segments
Real Estate - Commercial/Industrial
A primary focus of the Company is our real estate commercial/industrial segment that includes: planning, and permitting of land held for development; construction of infrastructure; the construction of pre-leased buildings; the construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment also includes activities related to communications leases, a power plant lease, and landscape maintenance fees.
At the heart of our real estate commercial/industrial segment is TRCC, a 20 million square foot commercial/industrial development on Interstate 5 just north of the Los Angeles basin. The greater Los Angeles industrial market is the largest in the United States, totaling 1.67 billion square feet. It has been characterized by some of the highest asking rents and lowest vacancy rates of any market in the nation. The Ports of Los Angeles and Long Beach are the primary industrial drivers and are responsible for 40% of all inbound containers into the U.S.
As of December 31, 2021, our industrial portfolio, through our joint venture partnerships, consisted of 1.7 million square feet of gross leasable area (GLA) and our TRCC commercial portfolio consisted of 575,401 square feet of GLA. As of December 31, 2021, our industrial portfolio was 100% leased and our commercial portfolio was 88.5% leased. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property expenses including property taxes, insurance, and maintenance.
Over six million square feet of industrial, commercial, and retail space has been developed at TRCC, including distribution centers for IKEA, Caterpillar, Famous Footwear, L'Oreal, Camping World and Dollar General. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the west coast’s principal north-south goods movement corridor.

TRCC has a Foreign Trade Zone, or FTZ, designation, of approximately 1,094 acres, which allows a user within the FTZ to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of a trade zone. TRCC's attractiveness as a commercial/industrial location is further enhanced by the Economic Development Incentive Policy, or EDIP, adopted by the Kern County Board of Supervisors. The EDIP is aimed to expand and enhance the County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. The EDIP provides incentives such as assistance in obtaining state tax incentives, building supporting infrastructure, and workforce development.
Recent Developments
For a discussion of business developments that occurred in 2021, see “Item 7 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations” later in this report. Certain summarized highlights are contained below.
Construction
During the first quarter of 2021, we formed TRC-MRC 4 LLC, a joint venture with Majestic Realty Co., or Majestic, a Los Angeles-based commercial industrial developer, to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. Construction of the building has begun with completion expected in 2022. Due to the recent successes of speculative development and the continued growth of industrial and e-commerce fulfillment centers, the TRC-MRC 4 project is positioned to be an attractive alternative for tenants from considering both the Inland Empire Region of Southern California and the Santa Clarita Valley area of Los Angeles.
Land Sales
During the fourth quarter of 2021, the Company sold 17.1 acres of land to Scannell Properties for $4,655,000. Scannell is planning to build a 270,000-square-foot manufacturing complex on the site. The site will be leased by Plant Prefab, a prefab and modular construction firm that specializes in housing.
From a joint venture standpoint, during the first quarter of 2021, the Company contributed land at a fair value of $8,464,000 to TRC-MRC 4 LLC and realized land sale profit of $2,785,000. Additionally, the 18-19 West LLC joint venture had a purchase option in place with a third-party to purchase lots l8 and 19 at a price of $15,213,000. In November 2021, the third-party exercised the land option and purchased the land from the joint venture.
Investments
Leasing
Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to two auto service stations with convenience stores, 13 fast-food operations, a motel, an antique shop, and a post office.
In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, fiber optic cable routes, and 32 acres of land to Pastoria Energy Facility, L.L.C., or PEF, for an electric power plant.

The following table summarizes information with respect to lease expirations for our consolidated entities as of December 31, 2021.

Year of Lease Expiration	Number of Expiring Leases	RSF of Expiring Leases	Annualized Base Rent[1]	Percentage of Annual Minimum Rent
2022	6	47,614	$391	6.21%
2023	5	4,640	$396	6.29%
2024	—	—	$—	—%
2025	5	60,208	$562	8.93%
2026	8	65,367	$503	7.99%
2027	—	—	$—	—%
2028[2]	1	—	$15	0.24%
2029[3]	1	1,394,000	$3,931	62.46%
2030[2]	1	—	$22	0.35%
2031	—	—	$—	—%
2032	1	3,750	$133	2.11%
Thereafter	3	189,457	$341	5.42%
1 - Annualized base rent is calculated as monthly base rent (cash basis) per the lease, as of the reporting period, multiplied by 12. Annualized base rent shown in thousands.
2 - This lease pertains to a communication lease that does not have defined rentable square feet.
3 - This amount includes 32 acres of the PEF ground lease.

For the year ended December 31, 2021, we had one lease renewal and one lease expiration This expiration represented less than 5% of annualized base rent.

Rental Payments Update in Light of COVID-19
We received all deferred rental payments subject to deferral agreements entered into with our tenants during the COVID-19 pandemic.
Joint Ventures
We use joint ventures to advance our development projects at TRCC. This allows us to combine our resources with other real estate companies and gain greater access to capital, share in the risks of real estate developments and share in the operating expenses. More importantly, it allows us to better manage the deployment of our capital and increase our leasing portfolio.
Our joint venture with TA/Petro owns and operates two travel and truck stop facilities, restaurants, and five separate gas stations with convenience stores within TRCC-West and TRCC-East.
We are involved in five joint ventures with Majestic to develop, lease, manage, and/or acquire industrial buildings within TRCC. These joint ventures currently operate three industrial buildings occupying over 1.7 million rentable square feet, and have a 630,000 square feet industrial building under construction. During the first quarter of 2022, we finalized our fifth joint venture with Majestic for the development, leasing and management of a multi-family development within TRCC-East. This will be the first residential development for the Company.
We are involved in two joint ventures with Rockefeller Development Group (RDG). The two joint ventures are: (1) 18-19 West LLC and (2) TRCC/Rock Outlet Center LLC, which operates the Outlets at Tejon. Our 18-19 joint venture sold its land to a third-party during the fourth quarter of 2021 for $15.2 million, and this joint venture is expected to be dissolved in 2022.

TRCC Residential
In 2021, the Kern County Board of Supervisors approved two Conditional Use Permits (CUP) which authorizes the development of a multi-family apartment within the TRCC. The approved CUP's authorize the Company to develop up to a maximum of 495 multi-family residences, in thirteen apartment buildings, as well as approximately 6,500 square feet of community amenity space and 8,000 square feet of community retail on the ground floor of a portion of the residential buildings, collectively known as TRCC Residential. TRCC Residential will be located on a 27-acre site located immediately north of the Outlets at Tejon. TRCC Residential will be the first residential community for the Company and specifically at TRCC, providing an ideal housing option for the thousands of employees currently working at the various distribution centers, retailers and fast-food restaurants at TRCC.
On February 16, 2022, we formed TRC-MRC Multi I, LLC with Majestic for the development, leasing and management of this multi-family residential community.
TRCC Entitlements
The following is a summary of the Company's commercial, retail and industrial real estate developments as of December 31, 2021:

($ in thousands)
Project	Cost to Date	Estimated Cost to Complete	Total Estimated Cost at Completion	Estimated Completion Date
Tejon Ranch Commerce Center	$91,710	$69,772	$161,482	TBD
Less: Reimbursements from TRPFFA[1]	77,003	49,615	126,618	TBD
TRCC Development Costs, net	$14,707	$20,157	$34,864

[1]The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and Tejon-Castac Water District, or TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA, through bond sales, will reimburse the Company for qualifying infrastructure costs at TRCC.

The following table summarizes total entitlements for TRCC as of December 31, 2021:

(in square feet)	Industrial	Commercial Retail
Total entitlements received	19,300,941	956,309
Total entitlements used	5,925,943	637,695
Entitlements available	13,374,998	318,614

TEJON RANCH
COMMERCE CENTER

Master Land Use Plan

WHOLLY-OWNED by TEJON RANCH
Income Producing Properties
JOINT VENTURES
Petro Travel Plaza Holdings - 60%*
Rockefeller Group - 50%*
Majestic Realty - 50%*
Majestic Realty - 50%* Multi-Family / Retail
*Represents TRC's ownership percentage interest
Held by 3rd Party
TRC Land Held for Development
Land with Land Improvements - Retail
Land with Land Improvements - Industrial
Land without Land Improvements - Industrial
Existing Building
Existing Road
Future Road
Water/Wastewater Improvements
Miles
0
0.25
0.5
99
5
TO BAKERSFIELD
TO LOS ANGELES
PLANNING & PRE-CONSTRUCTION
INDUSTRIAL BUILDING UNDER CONSTRUCTION
TRANSFORMCO & CAMPING WORLD
DOLLAR GENERAL & L'ORÉAL
CATERPILLAR
TRAVEL CENTERS OF AMERICA
n.a.p.
FAMOUS FOOTWEAR
PETRO TRAVEL PLAZA
OUTLETS
LAVAL ROAD WEST
LAVAL ROAD
DOLLAR GENERAL
IKEA & VISION MEDIA
IKEA

The above land use plan is subject to change based upon economic and market variables.

Commercial/industrial Real Estate Development Market Overview
The logistics operators currently located within TRCC have demonstrated success in serving all of California and the western region of the United States, and we are building on their success in our marketing efforts. We will continue to focus our marketing strategy for TRCC on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the success of the current tenants and owners within our development. Our strategy fits within the logistics model that many companies are using, which favors large, centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies, rather than several decentralized smaller distribution centers. Operators located within TRCC have demonstrated success through utilization of this model. With access to markets of over 40 million people for next-day delivery service, they are also demonstrating success with e-commerce fulfillment.
We believe that our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, provides us with a marketing advantage. Our marketing efforts target industrial users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley for whom we may be an attractive location due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of smaller facilities, but often are looking to expand operations and cannot find larger size buildings in these markets. We are also targeting larger users in the Inland Empire that are looking to relocate to lower their operating costs.

We continue to closely monitor new construction, specifically speculative construction in comparison to pre-lease and build to suit. Limited supply and an increase in demand has made the industrial property sector advantageous, positioning it for success going into the next year.
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
Our most direct regional competitors are in the Inland Empire, a large industrial area located 60 miles east of Los Angeles, which continues its expansion eastward beyond Riverside and San Bernardino into the Perris, Moreno Valley, and Beaumont regions of Southern California. We also face competition within Northern Los Angeles, which is comprised of the San Fernando Valley and Santa Clarita Valley along with areas north of us in the San Joaquin Valley of California. Strong demand for large distribution facilities is driving development farther east in search for large, entitled parcels. As development in the Inland Empire continues to move east and farther away from the ports, our distance from the ports is becoming less of a disadvantage.
During the quarter ended December 31, 2021, vacancy rates in the Inland Empire dropped to a historical low of 0.5%, leading to a year-over-year increase in lease rate of 44%, both setting new records. Demand for Inland Empire logistics space continues to be strong, as annual absorption reached 29.1 million square feet. As lease rates increase in the Inland Empire, we may experience greater pricing advantages due to our lower land basis.
During the quarter ended December 31, 2021, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, decreased to a historical low of 0.6%. Rents remain at an all-time high. Average asking rents increased by 9.6% over the prior quarter.
Industrial vacancy rates are expected to remain low, and industrial users seeking larger spaces are going further north into neighboring Kern County, and particularly, TRCC, which has attracted increased attention as market conditions continue to tighten. Additionally, TRCC is in a position to capture tenant awareness due to our ability to provide a competitive alternative for users in the Inland Empire and the Santa Clarita Valley.

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
As we embark on our mixed-use master planned communities, we understand that it can take up to 25 years, or longer, to complete from commencement of construction. The entitlement process for development of property in California is complex, lengthy (spanning multiple years) and costly, involving numerous federal, state, and county regulatory approvals. We are unable to determine anticipated completion dates for our real estate development projects with certainty because the time for completion is heavily dependent on the regulatory approvals necessary for land development. Also, as a real estate developer, we are cognizant of the micro- and macro-economic factors that have a significant influence on the real estate sector. As a developer, one would be at an economic disadvantage to bring product to market with no willing or able buyers. This ebb and flow of the economy also plays into the timing of our completion date. Costs will also fluctuate over the life of these projects because of the cost of labor and raw materials and the timing of approvals and other activity. The uncertainty of estimated costs to completion is compounded by the potential impact of inflation, which will fluctuate with the equally uncertain completion dates for our projects.

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

Mountain Village at Tejon Ranch:

MV is planned to be an exclusive, low-density, resort-based community that will provide its owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, putting greens, a range of housing options, and other exclusive services and amenities that are designed to distinguish MV as the resort community of choice for the Southern California market. MV encompasses 26,417 acres, including 5,082 acres for a mixed-use master planned community to include housing, lodging, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and 21,335 acres of open space. The first tentative tract map for the project, which includes 752 residential lots, was approved by Kern County in 2017. The first final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses was approved by Kern County in December 2021.
The commercial component of the project is the 160,000 square foot commercial center that we call Farm Village (shown above). Farm Village will serve as the commercial center and community gathering place for MV residents and visitors, as well as the gateway to MV. Farm Village will include fresh culinary offerings, artisan markets, boutique lodging, and an array of trails, gardens, and agriculture that will be intertwined to create the most unique, relaxing and edutaining experience while fulfilling the needs of residents and visitors of MV. In 2018, we obtained commercial site plan approval from Kern County for the first phase of the Farm Village consisting of 53,180 square feet.
Timing of MV development in the coming years will be dependent on the strength of both the economy and the residential real estate market. We are currently exploring financing opportunities for the development of MV. Such financing opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of common stock.

Centennial at Tejon Ranch:

The Centennial development is a mixed-use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Centennial is entitled for 19,333 housing units, including nearly 3,500 affordable units, and 10.1 million square feet of commercial development. Centennial will incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, will create a substantial number of jobs. The project is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 93.03% ownership interest as of December 31, 2021. Centennial is envisioned to be an ecologically friendly community that will achieve a jobs-housing balance.
In 2018, the Los Angeles County Board of Supervisors took action to approve the Specific Plan and 30 year Development Agreement for Centennial by a vote of 4-1. In 2019, the Los Angeles County Board of Supervisors' affirmed their final approval of Centennial project, and Climate Resolve and CBD/California Native Plant Society (CNPS) separately filed actions in Los Angeles Superior Court objecting to the Centennial project. In 2021, the court issued its decision denying the petition for writ of mandate by CBD/CNPS and granting the petition for writ of mandate filed by Climate Resolve. On November 30, 2021, the Company together with Ranchcorp and Centennial entered into a Settlement Agreement with Climate Resolve. The Company is currently working on addressing CBD's objection to the project, and the Los Angeles County Superior Court has set a tentative hearing date of February 25, 2022 concerning the entry of a final judgment and awarding of appropriate remedies. Upon mutual request of the Parties and approval by the Court, the February 25,2022 hearing date has been extended to March 30, 2022. See Note 14 (Commitments and Contingencies) of the Notes to Consolidated Financial Statement for further discussion.

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
Immediately northeast of Grapevine is Grapevine North, a 7,655-acre development area, that is currently used for agricultural purposes. Identified as a development area in the Tejon Ranch Conservation and Land Use Agreement, Grapevine North presents a significant opportunity for future development. Grapevine North may feature mixed use community development similar to Grapevine at Tejon Ranch, or other development uses as appropriate based upon market conditions at the time.
The greatest competition for the Centennial and Grapevine communities will come from developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. The developments in these areas will be providing similar housing product as our developments. The principal factors of competition in this industry are product segmentation, pricing of product, amenities offered, and location. We will attempt to differentiate our developments through our unique setting, land planning and different product offerings. MV will compete generally for discretionary dollars that consumers will allocate to recreational and residential homes.

The following is a summary of the Company's residential real estate developments as of December 31, 2021:

Community:	Mountain Village	Grapevine	Centennial	Resort
Location:	Kern County	Kern County	Los Angeles County	Residential
Project Status[1]:	Entitled	Entitled	Entitled	Total
Entitlement Area (acres):	26,417	8,010	12,323	46,750
Housing Units:	3,450	12,000	19,333	34,783
Commercial Development (sqft)[2]:	160,000	5,100,000	10,100,000	15,360,000
Open Areas (acres):	21,335	3,367	5,624	30,326
Costs to Date[3]:	$150,668	$37,922	$112,063	$300,653
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
Mineral Resources
Our mineral resources segment consists of oil and gas royalties, rock and aggregate royalties, royalties from a cement operation leased to National Cement Company of California, Inc., or National, and the management of water assets and water infrastructure. We continue to look for opportunities to grow our mineral resource revenues through expansion of leasing and encouraging new exploration. The management of our water assets consists of the evaluation of near-term highest and best uses, which can include the sale of water on a temporary basis, the use of water for internal purposes, and the storage of water for future use in our development projects. At the same time we are also evaluating opportunities as they arise for the purchase of additional water assets as we have done in the past.
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
We lease certain portions of our land to oil companies for the exploration and production of oil and gas. We however do not engage in any oil exploration or extraction activities. As of December 31, 2021, 10,332 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 75,006 barrels of oil and 64,000 MCF (each MCF being 1,000 cubic feet) of dry gas during 2021. Our share of production, based upon average royalty rates during the last three years, has been 29, 37, and 78 barrels of oil per day for 2021, 2020, and 2019, respectively. There are 310 active oil wells located on the leased land as of December 31, 2021. Royalty rates on our leases averaged approximately 14% of oil production in 2021.
The price per barrel of oil has increased over 52% from December 31, 2020 levels. California Resources Corporation, or CRC, our largest oil royalty tenant, emerged from bankruptcy in 2020 and returned 13 wells into production in 2021, with the expectation of returning more wells into production in the near future. We expect to begin to see the impact of these actions throughout 2022. Prices for oil, natural gas fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as: changes in domestic and global supply and demand, domestic and global inventory levels, and political and economic conditions, including international disputes such as current conflicts in Eastern Europe.
We have approximately 2,000 acres under lease to National, for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a production capacity in excess of 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant. In 2021, payments increased due to an increase in production stemming from an increase in regional construction. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. The Company is indemnified by the current and former tenants, and at this time, we have no cost related to the issues at the cement plant. See Item 3, “Legal Proceedings,” for a further discussion.

We also lease 521 acres to Granite Construction and Griffith Construction for the mining of rock and aggregate product that is used in construction of roads and bridges. The royalty revenues we receive under this arrangement are based upon the amount of product produced at these sites.
Water sales opportunities for 2022 will depend on rain and snowfall volume along with California State Water Project, or SWP, allocations. As of December 31, 2021, the 2022 SWP allocation is at 15% of contract amounts.
In 2015, we entered into a water sale agreement with PEF, our current lessee under a power plant lease. PEF may purchase from us up to 3,500 acre feet of water per year through July 2030, with an option to extend the term. PEF is under no obligation to purchase water from us in any given year, but is required to pay us an annual option payment equal to 30% of the maximum annual payment. The price of the water under the agreement is $1,188 per acre-foot, subject to 3% annual increases for the duration of the lease agreement. The Company's commitments to sell this water can be met through current water sources.
Farming Operations
In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes— 1,036 (835 in production and 201 not in production); almonds—2,262 (1,377 in production and 885 not in production); and pistachios—1,053 (all in production). We manage the farming of alfalfa and forage mix on 626 acres in the Antelope Valley, and we periodically lease 530 acres of land that is used for the growing of vegetables but also can be used for the development of permanent crops such as almonds.
Almond, pistachio, and wine grape crop sales are highly seasonal with most of our sales occurring during the third and fourth quarters. Pricing for nut and grape crops are particularly sensitive to the size of each year’s world crop and demand for those crops. The U.S. almond industry projects 2021 yields to be about 2.8 billion pounds compared to 3.1 billion pounds during the previous year. Pistachios for the 2021 crop year are expected to be approximately 1.2 billion pounds compared to 1.1 billion pounds during the previous year. Yields for the Company's 2021 almond and wine grape crops have been comparable with prior year's thus far, while pistachio yields have seen a drastic improvement. Tariffs from China and India, which are major customers of almonds and pistachios, can make American products less competitive and push customers to switch to another producing country.
Although extended Federal unemployment benefits implemented during the COVID-19 pandemic have ended, the Company and the industry as a whole, continues to experience challenges with attracting and retaining farm workers. The Company expects this trend to continue over the foreseeable future and plans to utilize external labor contractors as necessary, which will likely result in an increase in overall labor costs. The Company is unable to determine the duration of these labor shortages that the Company expects to experience.
From a broader inflationary standpoint, the Company is seeing and will continue to see an increase in costs, most notably chemicals such as herbicides and pesticides that are needed to grow crops.
Because a majority of the Company's almonds are sold to customers in India and China, we continue to experience delays in our almond sales due to the disruption in the global supply chain network. In particular, a shortage of truck drivers needed to transport goods to the Los Angeles and Long Beach ports and shortages in food grade shipping containers continues to hinder our ability to ship our almonds overseas. The industry expects this trend to continue into 2022.
Sales of our grape crop typically occur in the third and fourth quarters of the calendar year. Sales of our pistachio and almond crops also typically occur in the third and fourth quarters of the calendar year, but can occur up to a year or more after each crop is harvested. In 2021, we sold 48% of our grape crop to one winery, 31% to a second winery and the remainder to two other customers. These sales are under contracts ranging from one to eight years. In 2021, our almonds were sold to various commercial buyers, with the largest buyer accounting for 32% of our crop. We sold pistachios to three customers with the largest accounting for 73% of our crop. We do not believe that we would be adversely affected by the loss of any or all of these buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.
Weather conditions could impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know the impact of current weather conditions on 2022 production until the early summer of 2022.
At this time the State Department of Water Resources has announced that the estimated water supply for 2022 will be at 15% of full entitlement. This allocation may change based upon the number of winter storms. The current 15% allocation of SWP water alone is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of 2022 water supplies and its impact on 2022 California crop production for almonds, pistachios, and wine grapes. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.” Also see Note 6. (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.
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
Approximately 256,000 acres are used for two grazing leases, which account for 33% of total revenues from ranch operations at December 31, 2021.
Game management offers a wide variety of guided big game hunts, including trophy Rocky Mountain elk, deer, turkey and wild pig. We offer guided hunts and memberships for both the Spring and Fall hunting seasons. At December 31, 2021, game management accounts for 39% of the total revenue from ranch operations.
In addition, the Ranch Operations segment manages, and includes the expenses for the upkeep, maintenance, and security of all 270,000 acres of land.
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
Environmental Sustainability
Environmental stewardship, or sustainability, is one of Tejon Ranch Co.’s core values, along with quality and visionary innovation. This commitment to sustainability manifests itself in many ways throughout the Company and its operations.
Climate Change
The Company maintains policies intended to both reduce its carbon footprint and proactively sequester, or capture and store, carbon.
•Since 2008, the Company has voluntarily conserved 240,000 acres of its land covered by trees and other vegetation. A recent analysis conducted for the Company by Dudek Environmental Service's determined that this acreage effectively sequesters 3.3 million tons of carbon. That equals the volume of carbon produced in a single year by 2.5 million passenger vehicles-10% of California’s 2019 passenger vehicle fleet.
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
•The Company’s master planned mixed-use residential communities are designed with a jobs housing balance that will locate housing near employment centers, reducing commuting miles and emissions. Centennial is designed to be a net zero carbon community, completely mitigating projected carbon emissions through a combination of on-site and on-ranch carbon reduction measures, and off-Ranch credited carbon reductions. These measures include encouraging and facilitating the use of emission-free electric vehicles through vehicle purchase incentives and the installation of 30,000 EV chargers located within both residential and commercial sections of the community, at TRCC, and within disadvantaged communities in Southern California. At Centennial, at least 50% of the energy supply is intended to be produced by on-site renewable sources, and natural gas use in the community will be limited to essential commercial uses only, significantly reducing emissions from residential and commercial natural gas.
•At Grapevine, like Centennial, 50% or more of its energy supply is intended to be produced on site by renewable sources, and natural gas will not be installed in homes to further reduce carbon emissions.
•All homes in Mountain Village will feature roof-top photovoltaic solar arrays and battery energy storage systems where required by code.

Air Quality
•The Company has contracted with the San Joaquin Valley Unified Air Pollution Control District (“SJVUAPCD”) to pre-mitigate air emissions related to the Company’s current development at TRCC-East and future development at Mountain Village and Grapevine. As of 2021, the SJVUAPCD had fully offset current air emissions at TRCC-East, as well as future emissions projected to occur through full build-out of the project. For Mountain Village, the Company has funded the replacement of outdated agricultural engines to provide emissions mitigation for the initial phase of development.
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
◦In the past five years, VCAN has helped more than 35,000 households improve their vehicle emissions by completing over 20,000 smog repairs and providing more than 26,000 smog repair vouchers.  Additionally, VCAN’s vehicle replacement program has delivered more than 2,000 plug-in electric vehicles.  Based on pre- and post-repair emission capture readings, VCAN’s vehicle repair and replacement work has reduced oxides of nitrogen (also known as “NOx”) by 692 tons, carbon monoxide by 71 tons, and hydro-carbon emissions by 90 tons.

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
Customers
Our PEF power plant lease accounted for 8% of total revenues in 2021, 12% in 2020 and 9% in 2019. No other customer represents 5% or more of our revenues in 2021, 2020 and 2019.
Organization
Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Human Capital
At December 31, 2021, we had 90 full-time employees. We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. To attract and retain top talent, we have designed our compensation and benefits programs to provide a balanced and effective reward structure. Our short and long-term incentive programs are aligned with key business objectives and are intended to motivate strong performance. Our employees are eligible for medical, dental and vision insurance, a 401(k) savings/retirement plan, employer-provided life and disability insurance and an array of voluntary benefits designed to meet individual needs. We have adopted a Compliance with State and Federal Statutes, Rules and Regulations Reporting Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified quarterly. None of our employees are covered by a collective bargaining agreement.
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
Information about our Executive Officers
The following table shows each of our executive officers and the offices held as of March 3, 2022, the period the offices have been held, and the age of the executive officer.

Name	Office	Held since	Age
Gregory S. Bielli	President and Chief Executive Officer, Director	2013	61
Allen E. Lyda	Executive Vice President and Chief Operating Officer	2019	64
Hugh McMahon	Executive Vice President, Real Estate	2014	55
Robert D. Velasquez	Senior Vice President, Chief Financial Officer	2019	55
Marc W. Hardy	Senior Vice President & General Counsel	2021	52
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
Mr. Hardy is Senior Vice President and General Counsel, having joined the company in May 2021. From 2001 to 2020, Mr. Hardy served as Assistant General Counsel and then General Counsel/Assistant Secretary for the A.G. Spanos Companies. He has extensive experience in corporate law, real estate, land use and environmental issues. With the A.G. Spanos Companies, Mr. Hardy provided executive leadership and management to the Board of Directors, executive members and its operating managers concerning the legal affairs for a fully diversified group of companies, including, the Spanos Corporation, a national multi-family residential home builder, mixed-use master plan developer, and owner/operator of Class A office complexes, vineyards, orchards, golf course and marina, and the Los Angeles Chargers National Football League team. From June 2020 to May 2021, Mr. Hardy held the position of Of Counsel, at the Am Law 200 law firm, Buchalter, in their Irvine, California office where Mr. Hardy predominantly practiced commercial real estate and construction law. Mr. Hardy earned a BA from the University of California, Davis, a Juris Doctorate from the University of the Pacific’s McGeorge School of Law, and a Masters of Law degree in Taxation from the University of Washington School of Law.
ITEM 1A.     RISK FACTORS
The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks occur, our business, financial condition, results of operations or future prospects could be materially adversely affected. Our strategy, focused on more aggressive development of our land, involves significant risk and could result in operating losses. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the pandemic and the global economic climate may give rise to or amplify many of these risks discussed below.
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
From time to time we experience shortages or increased costs of labor and supplies or other circumstances beyond our control that cause delays or increased costs within our industrial development, which can adversely affect our operating results. Our ability to develop our current industrial development has in the past and may in the future be adversely affected by circumstances beyond our control including: work stoppages, labor disputes and shortages of qualified trades people; changes in laws relating to union organizing activity; and shortages, delays in availability, or fluctuations in prices of building materials (including as a result of inflation). Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing infrastructure and buildings within our industrial development. If any of the above happens, our operating results could be harmed.
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
Our results of operation have been and may continue to be adversely affected by the ongoing COVID-19 pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus, a pandemic. This outbreak, which spread widely throughout the United States and to all other regions of the world, prompted federal, state and local governmental authorities in the United States to declare states of emergency and institute preventative measures to contain and/or mitigate the public health effects. These preventative measures, which included quarantines, shelter-in-place orders and similar mandates that substantially restrict daily activities for many individuals, as well as orders calling for the closure and/or curtailment of operations for many businesses, continue to cause significant disruption to businesses in affected areas, as well as the financial markets both globally and in the United States, more broadly.
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
Ultimately, the prolonged effects of the COVID-19 pandemic on our business and results of operation, which are highly uncertain and cannot be predicted, will depend upon future developments, including the widespread acceptance and dissemination of vaccines amongst the broader population; the duration and severity of existing social distancing and shelter-in-place orders even after vaccines are widespread and available; the continuation of higher costs in certain areas such as front-line employee compensation, as well as incremental costs associated with newly added health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees, which we expect could continue or could increase in these or other areas; further mitigation strategies taken by applicable government authorities; adequate treatments and the prevalence of widespread immunity to COVID-19; the impacts on our supply chain; the health of our employees, service providers and trade partners; and the reactions of U.S. and global markets and their effects on consumer confidence and spending. Such adverse effects, however, may also include decreases in: oil prices, commodity prices, and traffic, which our commerce center is highly dependent on.
These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risk factors disclosed in this Annual Report on Form 10-K. The ultimate impact depends on the severity and duration of the current COVID-19 pandemic, including any resurgences or spread of any variants, and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.
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

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to our security and our customers', partners', suppliers' and third-party service providers' products, systems and networks and the confidentiality, availability and integrity of the data. We remain potentially vulnerable to additional known or unknown threats despite our attempts to mitigate these risks. We also may have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. Our efforts to protect sensitive, confidential or personal data or information, may nonetheless leave us vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action. Additionally, violations of privacy or cybersecurity laws (including the California Consumer Privacy Act), regulations or standards increasingly lead to class-action and other types of litigation, which can result in substantial monetary judgments or settlements. Therefore, any such security breaches could have a material adverse effect on us.
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
Our efforts, goals and disclosures related to environmental stewardship and sustainability matters expose us to risks that can adversely affect our reputation and performance. Our commitment to sustainability with respect to climate change, air quality, and water conservation reflect our current plans and aspirations and are not guarantees that we will be able to achieve our goals. Our failure, or perceived failure, to achieve these goals and objectives on a timely basis, or at all, could adversely affect our reputation, stock price, operations, financial performance and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
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
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt. From time to time, we utilize interest rate hedge agreements to manage a portion of our exposure to variable interest rates. Historically, our interest rate hedge agreements primarily related to our borrowings with variable interest rates based on LIBOR.

However, in 2017, the Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021, which was subsequently extended to June 30, 2023 for the overnight and one-, three-, six-, and twelve-month USD LIBOR. These decisions are subject to consultation, and announcements of the official cessation of any LIBOR settings will be made separately.

At or prior to the cessation of LIBOR on June 30, 2023, we may need to amend our credit facility with our lender to be based on the alternative rate that is established, if any, as a factor in determining the interest rate. The transition to an alternative rate will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and stock price. If we are unable to transition our contract to an alternative variable rate prior to the discontinuation of LIBOR, we may be unable to utilize our credit facility.

The transition to SOFR may present challenges, including, but not limited to, the illiquidity of SOFR derivatives markets, which could make it difficult for financial institutions to offer SOFR-based debt products, the determination of the spread adjustment required to convert LIBOR to SOFR (and the related determination of a term structure with different maturities), the greater volatility of SOFR compared to that of LIBOR, and that such transition may require substantial negotiations with counterparties. Although daily pricing resets for SOFR have been noted to be more volatile than that of LIBOR, especially at month end, there is no sufficient evidence to establish how SOFR volatility compares to that of LIBOR. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of LIBOR and potential alternatives at this time remains uncertain.

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
Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of March 3, 2022, directors and members of our executive management team beneficially owned or controlled approximately 21.9% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration and sale of any significant number of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.
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
In addition to the WRMWSD contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. TCWD, a local water district serving our land in the district and land we have sold in TRCC, has 5,749 acre-feet of SWP entitlement (also called Table A amount), subject to SWP allocations. In addition, TCWD has 56,189 acre-feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and the Company. TCWD is the water supplier to TRCC, and will be the principal water supplier for any significant mixed-use development in MV. TCWD will also be the water district that provides services to Grapevine.
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
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. This contract allows us to purchase water each year. The purchase cost of water in 2021 was $817 per acre-foot. Purchase costs are subject to annual cost increases based on the greater of the consumer price index and 3%, resulting in a 2022 purchase cost of $861 per acre-foot.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until the water is fully used for the Company’s internal uses.
During 2021, SWP allocations were 5% of contract levels, and WRMWSD was able to supply us with water from various sources that when combined with our water sources provided sufficient water to meet our farming and real estate demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. In years where the supply of water is sufficient, both WRMWSD and TCWD are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then WRMWSD may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from other sources, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 15% preliminary SWP water allocation has been made by the California Department of Water Resources, or DWR, for 2022. The current 15% allocation of SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs for the next year.
All SWP water contracts require annual payments related to the fixed and variable costs of the SWP and each water district, whether or not water is used or available. WRMWSD and TCWD contracts also establish a lien on benefited land.

Portions of our property also have available groundwater, which we believe would be sufficient to supply commercial development in the Interstate 5 corridor and support current agricultural operations. Ground water in the Antelope Valley Basin is subject to an adjudication of the water basin that limits groundwater pumping.

The Sustainable Groundwater Management Act, or SGMA, is a sustainable groundwater framework that became effective January 1, 2015. For the water districts in which the Company participates in the San Joaquin Valley, Groundwater Sustainability Plans have been developed and submitted to the DWR for review. Through these plans it will have to be demonstrated to the satisfaction of the DWR that the groundwater within the basins is sustainably managed by 2040 or 2042. To achieve sustainability, the GSPs could imposed limitations on the use of groundwater. The Company's Kern County agricultural lands and development lands are located in the Kern Subbasin, the White Wolf Subbasin and the Castac Lake Basin. The Kern Subbasin is designated by DWR as a high priority, critically overdrafted basin, and its GSP was required by to be submitted to DWR by January, 2020. DWR has recently notified the Groundwater Sustainability Agencies in the Kern Subbasin of deficiencies in their GSPs, which must be addressed to DWR’s satisfaction by July of 2022. The White Wolf Subbasin is designated by DWR as a medium priority, non-critically overdrafted basin, and its GSP was required to be submitted to DWR by January 2022. The Board of Directors of the White Wolf GSA recently adopted the GSP for the White Wolf Subbasin and submitted it to DWR for review. The Castac Basin is a low priority basin, so there is no anticipation at this time of any restriction related to use of ground water under SGMA. Regardless of any limitations on groundwater use that might result from SGMA, the Company's lands are in relatively good condition because of the diverse inventory of surface water supplies and banked water that the Company has access to as mentioned above.

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
Another is the Reinitiation of Consultation on the Coordinated Long Term Operation of the Central Valley Project and State Water Project. This is a process that DWR and the Bureau jointly requested in 2016 and that resulted in new federal FWS and NMFS BiOps under Federal Endangered Species Act, or ESA. The new BiOps were intended to enhance reliability of water available for pumping out of the Delta based on updated best available science. The State of California and various non-governmental organizations filed a legal challenge to the new BiOps. Additionally, the administration has delayed their implementation and reinitiated further consultation. An interim operations plan for the Delta has been introduced that would govern Delta operations in the absence of final BiOps, but that plan is also being challenged in court.
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
We paid $2,860,000 and $2,550,000 in special taxes related to the CFDs in 2021 and 2020, respectively. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. It is expected that we will have special tax payments in 2022 of $2,473,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2021.
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
Not Applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock trades under the symbol TRC on the New York Stock Exchange.
As of February 28, 2022, there were 281 registered owners of record of our Common Stock.
No cash dividends were paid in 2021 or 2020 and at this time there is no intention of paying cash dividends in the future.
For information regarding equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.
The annual stockholder performance graph will be provided separately in our annual report to stockholders.
ITEM 6.     RESERVED
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
Our business model is designed to create value through the execution of commercial/industrial development, entitlement and development of land for resort/residential uses, and the maximization of earnings from operating assets, while at the same time protecting significant portions of our land for conservation purposes. We operate our business near one of the country’s largest population centers, which is expected to continue to grow well into the future.
We currently operate in five reporting segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; farming; and ranch operations.
Our commercial/industrial real estate segment generates revenues from real estate leases, and land and building sales. The primary commercial/industrial development is TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. Within our resort/residential segment, the three active mixed-use master plan developments are MV, Centennial, and Grapevine. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement and sales of water. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios. Lastly, the ranch operation segment consists of game management revenues and ancillary land uses such as grazing leases and filming.
Financial Highlights
For 2021, net income attributable to common stockholders was $5,348,000 compared to net loss attributed to common stockholders of $740,000 in 2020. Over the comparative period, commercial/industrial segment profits and our share of equity in earnings from our unconsolidated joint ventures increased $5,109,000 and $4,698,000, respectively. The increase in commercial/industrial segment profits was attributable to two land parcels sales comprised of 55.96 acres for a total of $10,035,000. The increase in equity in earnings was primarily attributable to our share of the sale of lots 18 and 19 held by our joint venture with Rockefeller. Additionally, profits from mineral resources segment increased by $3,106,000 as a result of more water sales during the year due to dry 2021 winter conditions and low SWP allocations. The above mentioned increases were partially offset by a decline in farming segment profits of $1,840,000. The decline was primarily attributable to a decline in almond revenues due to supply chain disruptions and a decrease in pistachio revenue due to reduced insurance proceeds received when compared to the prior year.
For 2020, net loss attributable to common stockholders was $740,000 compared to net income attributed to common stockholders of $10,580,000 in 2019. Our commercial/industrial segment greatly influenced our 2020 operating results. Over the comparative period, commercial/industrial segment revenues and results from our commercial joint ventures declined $7,256,000 and $12,071,000, respectively. The decline is primarily attributed to the fact that in 2019, there were several major real estate asset contributions and sales made by the Company to its joint ventures, as described below, that did not occur in 2020. From a joint venture operations standpoint, our share of TA/Petro operating results declined $3,088,000 after experiencing the effects of California's stay-at-home orders and other social distancing initiatives. Those factors resulted in lower fuel volumes that led to lower fuel margins. Additionally, TA/Petro had closed down its full service restaurants for most of the year as capacity limitations made operating economically unfeasible. Our farming segment saw a $5,465,000 decline in revenues as a result of lower pistachio bonuses, pistachio yields, and a decline in almond pricing. Declines in revenues were partially offset by lower commercial expense, as a result of reduced cost of sales of $5,839,000 and income taxes of $3,151,000. Additionally, the Company benefited from recognizing a gain on sale of building and land of $1,331,000 along with experiencing a $1,934,000 reduction in other expense primarily associated with the disposal of a wine grape vineyard in 2019.
During 2022, we will continue to invest funds towards litigation defense, permits, and maps for our master plan mixed-use developments and for master project infrastructure and vertical development within our active commercial and industrial development. Securing entitlements for our land is a long, arduous process that can take several years and involves litigation. During the next few years, our net income will fluctuate from year-to-year based upon, among other factors, commodity prices, production within our farming segment, the timing of land sales and the leasing of land and/or industrial space within our industrial developments, and equity in earnings realized from our unconsolidated joint ventures.
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
Critical Accounting Estimates
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
We believe the following critical accounting estimates reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements:
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

Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial

($ in thousands)	2021	2020	2019
Commercial/industrial revenues
Pastoria Energy Facility Lease	$4,380	$4,584	$4,573
TRCC Leasing	1,724	1,744	1,815
TRCC management fees and reimbursements	692	715	1,172
Commercial leases	627	580	658
Communication leases	952	927	924
Landscaping and other	1,066	986	1,029
Land sales	10,035	—	6,621
Total commercial revenues	$19,476	$9,536	$16,792
Total commercial expenses	$11,953	$7,122	$12,961
Operating income from commercial/industrial	$7,523	$2,414	$3,831
2021 Operational Highlights:
•During 2021, commercial/industrial segment revenues increased $9,940,000, or 104%, from $9,536,000 in 2020 to $19,476,000. During 2021, the Company sold two land parcels, comprised of 55.96 acres, for $10,035,000. The first sale comprised of a 38.86 acre land parcel contributed with a fair value of $8,464,000 to TRC-MRC 4, LLC. The Company recognized revenues of $5,679,000 and deferred profit of $2,785,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures. The second sale was to a third party for a 17.1 acre parcel for total consideration of $4,665,000. Under the terms of the sale, the Company recognized $4,355,000 in revenues and deferred $300,000 that will be recognized upon completion of a performance obligation in 2022. There were no land sales in 2020.
•Commercial/industrial real estate segment expenses increased $4,831,000, or 68%, from $7,122,000 in 2020 to $11,953,000 in 2021. The increase in expenses is primarily attributed to land cost of sales of $4,246,000 and an increase in TCWD water assessments of $535,000 that is associated with the drought conditions.
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
•    Commercial/industrial real estate segment expenses decreased $5,839,000, or 45%, from $12,961,000 in 2019 to $7,122,000 in 2020. In the absence of land sales, there was a $4,745,000 decrease in land cost of sales. The remainder of the decrease is attributed to lower fixed water assessments from TCWD.
For 2022, TRCC will continue to be the driver of new activity within the Company as construction is completed on a 629,274 square-foot industrial building, anticipated construction commencement of a multi-family project in late 2022, and finalizing plans for an up to 445,000 square-foot building that will begin construction in 2023. We also expect the commercial/industrial segment to continue to experience operating costs, net of amounts capitalized, primarily related to professional service fees, marketing, commissions, planning, and staffing costs as we continue to pursue these development opportunities. These costs are expected to remain consistent with current levels of expense with any variability in the future tied to specific absorption transactions in any given year. TCWD water assessments may vary depending on water availability and its ability to sell water.

The actual timing and completion of development is difficult to predict due to the uncertainties of the market. Infrastructure development and marketing activities and costs will continue over several years as we develop our land holdings. Prices for building materials such as concrete and steel have increased over the past year and have longer than usual lead times. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial and industrial properties.
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
2021 Operational Highlights:
•In 2021, resort/residential segment expenses increased $111,000 to $1,723,000, or 7%, when compared to $1,612,000 in 2020. The increase is primarily associated with payroll expenses net of capitalization associated with the Company's development efforts.
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
The resort/residential segment will continue to incur costs in the future related to professional service fees, public relations costs, and staffing costs as we continue forward with permitting activities for the above communities. We expect these expenses to remain consistent with current years cost in the near term and only begin to increase as we move into the development phase of each project in the future. The actual timing and completion of entitlement-related activities and the beginning of development is difficult to predict due to the uncertainties of the approval process, the length of time related to litigation defense, and the status of the economy. We will also continue to evaluate land resources to determine the highest and best use for our land holdings. Our long-term goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development.
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
See Item 1, “Business – Real Estate Development Overview” for a further discussion of real estate development activities.

Mineral Resources

($ in thousands)	2021	2020	2019
Mineral resources revenues
Oil and gas	$737	$654	$1,842
Rock aggregate	1,910	1,407	1,467
Cement	2,210	2,214	1,908
Exploration leases	119	100	101
Water sales	15,523	5,909	3,997
Reimbursables and other	488	452	476
Total mineral resources revenues	$20,987	$10,736	$9,791
Total mineral resources expenses	$13,559	$6,414	$5,818
Operating income from mineral resources	$7,428	$4,322	$3,973

	2021	2020	2019
Oil and gas
Oil production (barrels)	75,006	114,567	220,000
Average price per barrel	$69.00	$46.00	$61.00
Blended royalty rate	13.9%	11.7%	13.2%
Natural gas production (millions of cubic feet)	64,000	207,000	312,000
Average price per thousand cubic feet	$1.50	$1.06	$1.58
Blended royalty rate	13.9%	11.7%	13.2%

Water
Water sold in acre-feet	13,651	5,022	4,482
Average price per acre-feet	$1,137	$1,177	$750

Cement
Tons sold	1,275,000	1,253,000	1,117,000
Average price per ton	$1.73	$1.77	$1.71

Rock/Aggregate
Tons sold	1,466,000	1,272,000	1,283,000
Average price per ton	$1.30	$1.11	$1.03

Note: Differences between revenues calculated within this table and reported revenues within the previous table are attributed to rounding and the level of precision presented on production units shown.

2021 Operational Highlights:
•Revenues from our mineral resources segment increased $10,251,000, or 95%, to $20,987,000 in 2021 when compared to $10,736,000 in 2020. The increase is attributed to a $9,614,000 increase in water sales driven by dry 2021 winter conditions and low SWP allocations. Comparatively, the Company sold 13,651 acre-feet and 5,022 acre-feet in 2021 and 2020, respectively.
•Rock aggregate royalties increased as a result of higher demand and better pricing, fueled by the continuing growth in infrastructure projects throughout the state.
•Mineral resources expenses increased $7,145,000, or 111%, to $13,559,000 in 2021 when compared to $6,414,000 in 2020 as a result of the increased water sales volume.
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
•    There was an increase in cement royalties of $306,000 resulting from increased demand from the Company's tenant, National Cement as a result of an increase in road infrastructure projects.
•    Offsetting the favorable revenue increases was a $1,188,000 decrease in oil and gas royalties resulting from lower prices for much of 2020 and lower demand driven by social distancing initiatives such as California's stay-at-home orders.
•    Mineral resource expense increased $596,000, or 10%, to $6,414,000 in 2020 when compared to $5,818,000 in 2019. Of the $596,000 increase, $469,000 is attributed to increased water cost of sales as a result of selling additional water. The remainder is attributed to an increase in property taxes that occurred because of higher mineral assessments on the Company's land.
For further discussion of mineral resources operations, refer to Item 1 “Business—Mineral Resources.”

Farming

($ in thousands)	2021	2020	2019
Farming revenues
Almonds	$3,100	$5,021	$7,310
Pistachios	4,293	5,636	7,466
Wine grapes	2,850	2,589	3,740
Hay	408	419	468
Other	388	201	347
Total farming revenues	$11,039	$13,866	$19,331
Total farming expenses	$14,116	$15,103	$15,251
Operating Income from farming	$(3,077)	$(1,237)	$4,080

	December 31, 2021			December 31, 2020			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$2,257	945	$2.39	$4,207	2,078	$2.02	$(1,950)	(1,133)	$0.37
Prior crop years	670	377	$1.78	783	405	$1.93	(113)	(28)	(0.15)
Prior crop price adjustment	—			—			—
Signing bonus	—			31			(31)
Crop Insurance	173			—			173
Subtotal Almonds[1]	$3,100	1,322	$2.21	$5,021	2,483	$2.01	$(1,921)	(1,161)	$0.20
PISTACHIOS (lbs.)
Current year crop	$3,462	1,615	$2.14	$932	456	$2.04	$2,530	1,159	$0.10
Prior crop years	—	—	—	25	13	1.92	(25)	(13)	(1.92)
Prior crop price adjustment	365			890			(525)
Crop Insurance	466			3,789			(3,323)
Subtotal Pistachios[1]	$4,293	1,615	$2.14	$5,636	469	$2.04	$(1,343)	1,146	$0.10
WINE GRAPES (tons)
Current year crop	$2,850	9	$316.67	$2,589	9	$287.67	$261	—	$29.00
Crop Insurance	—			—			—
Subtotal Wine Grapes	$2,850	9	$316.67	$2,589	9	$287.67	$261	—	$29.00
Other
Hay	$408			$419			$(11)
Other farming revenues	388			201			187
Total farming revenues	$11,039			$13,866			$(2,827)

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in thousands of tons.

2021 Operational Highlights:
•During 2021, farming segment revenues decreased $2,827,000, or 20%, from $13,866,000 in 2020 to $11,039,000 in 2021. The factors contributing to this decrease is as follow:
◦Almond revenues decreased $1,921,000 due to supply chain disruptions that impacted our ability to deliver 2021 almond crop. In particular, there is a shortage of truck drivers needed to transport goods to the Los Angeles and Long Beach ports so that goods can be shipped overseas. Additionally, there is a shortage in food grade shipping containers that are necessary to ship almonds overseas. Thus far, these disruptions have continued into 2022 but we expect to sell the remainder of our 2021 crop in 2022.
◦Pistachio revenues decreased $1,343,000 primarily due to the decrease in insurance proceeds received in 2021 when compared to 2020. In 2020, we received pistachio insurance proceeds of $3,789,000, but because the 2021 pistachio crop year is a down bearing production year the insurance proceeds were only $466,000, a decrease of $3,323,000. The primary driver leading to higher insurance proceeds in 2020, was the assumption that 2020 production was based on yields typically seen during an on production year, which is much higher than that of the current down bearing production year. With respect to yields, the Company sold 1,615,000 and 456,000 pounds of pistachios in 2021 and 2020, respectively. The 2021 pistachio yields were inline with a normal off-production year.
◦Wine grape revenues increased $261,000 due to better wine grape pricing.

	December 31, 2020			December 31, 2019			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$4,207	2,078	$2.02	$6,359	2,252	$2.82	$(2,152)	(174)	$(0.80)
Prior crop years	783	405	1.93	568	227	$2.50	215	178	(0.57)
Prior crop price adjustment	—			(61)			61
Signing bonus	31			28			3
Crop Insurance	—			$416			$(416)
Subtotal Almonds[1]	$5,021	2,483	$2.01	$7,310	2,479	$2.79	$(2,289)	4	$(0.78)
PISTACHIOS (lbs.)
Current year crop	$932	456	$2.04	$1,624	819	$1.98	$(692)	(363)	$0.06
Prior crop years	25	13	1.92	976	558	1.75	(951)	(545)	0.17
Prior crop price adjustment	890			3,807			(2,917)
Insurance	3,789			1,059			2,730
Subtotal Pistachios[1]	$5,636	469	$2.04	$7,466	1,377	$1.89	$(1,830)	(908)	$0.15
WINE GRAPES (tons)
Current year crop	$2,589	9	$287.67	$3,730	14	$266.43	$(1,141)	(5)	$21.24
Insurance	—			10			(10)
Subtotal Wine Grapes	$2,589	9	$287.67	$3,740	14	$266.43	$(1,151)	(5)	$21.24
Other
Hay	$419			$468			$(49)
Other farming revenues	201			347			(146)
Total farming revenues	$13,866			$19,331			$(5,465)

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in thousands of tons.

2020 Operational Highlights:
•During 2020, farming segment revenues decreased $5,465,000, or 28%, from $19,331,000 in 2019 to $13,866,000 in 2020. The factors contributing to this decrease are as follow:
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
For further discussion of the farming operations, refer to Item 1 “Business—Farming Operations.”

Ranch Operations

($ in thousands)	2021	2020	2019
Ranch operations revenue
Game management and other [1]	$2,744	$2,097	$2,020
Grazing	1,367	1,595	1,589
Total ranch operations revenues	$4,111	$3,692	$3,609
Total ranch operations expenses	$4,679	$4,896	$5,316
Operating loss from ranch operations	$(568)	$(1,204)	$(1,707)
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.
2021 Operational Highlights:
•Revenues from ranch operations increased $419,000, or 11%, from $3,692,000 in 2020 to $4,111,000 in 2021, which is primarily attributed to an increase in guided hunts of $123,000 and an increase in filming location fees of $292,000. Due to extended mandates and restrictions from COVID-19 in Los Angeles County, our vast open area was able to attract more production companies during 2021. As restrictions in Los Angeles County continue into 2022, we expect to see the same level of interest for filming on our land.
•Ranch operations expenses decreased $217,000, or 4%, to $4,679,000 in 2021 from $4,896,000 in 2020. The decrease is primarily attributed to reduced payroll and overhead expenses of $218,000.
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
Other Income
Total other income decreased $2,104,000, or 90%, from $2,325,000 in 2020 to $221,000 in 2021. In 2020, the Company sold building and land that was previously operated by a fast food tenant to its joint venture, Petro Travel Plaza LLC. The Company received a cash distribution of $2,000,000 from the joint venture, and realized a Gain on Sale of Real Estate of $1,331,000. In addition, investment interest income decreased $489,000 as a result of having less marketable securities invested throughout the year.
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
Corporate Expenses
Corporate general and administrative costs increased $413,000, or 4.4%, to $9,843,000 during 2021 when compared to $9,430,000 in 2020. The increase is attributed to a $255,000 increase in insurance expense and a $128,000 increase in director expenses associated with the expansion of the Board of Directors to fulfill California state requirements on gender and underrepresented community requirements.
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

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures is an important and growing component of our commercial/industrial activities and in the future, equity in earnings of unconsolidated joint ventures can become a significant part of our operations within the resort/residential segment. We continue to use joint ventures to advance our development projects at TRCC. This allows us to combine our resources with other real estate companies and gain greater access to capital, share in the risks of real estate developments, and share in the operating expenses. More importantly, it allows us to better manage the deployment of our capital and increase our leasing portfolio.

($ in thousands)	2021	2020	2019
Equity in earnings (loss)
Petro Travel Plaza Holdings LLC	$4,957	$5,722	$8,810
Five West Parcel, LLC	—	(2)	9,119
18-19 West, LLC	5,206	(68)	(53)
TRCC/Rock Outlet Center, LLC	(1,443)	(2,090)	(1,921)
TRC-MRC 1, LLC	(7)	64	46
TRC-MRC 2, LLC	634	678	575
TRC-MRC 3, LLC	(144)	200	(1)
TRC-MRC 4, LLC	(1)	—	—
Equity in earnings of unconsolidated joint ventures, net	$9,202	$4,504	$16,575
2021 Operational Highlights:
During 2021, equity in earnings from unconsolidated joint ventures increased $4,698,000, or 104%, to $9,202,000 when compared to $4,504,000 in 2020.
•The 18-19 West LLC joint venture had a purchase option in place with a third-party to purchase lots l8 and 19 at a price of $15,213,000. In November 2021, the third-party exercised the land option and purchased the land from the joint venture for $15,213,000.
•The Petro Travel Plaza improved its fuel sales volume by 22% in 2021 when compared to 2020. However, the Company's share of operating results declined as a result of a 96% increase in the overall cost of fuel that was only partially mitigated by a 70% increase in fuel sales prices. Additionally, the joint venture also experienced an increase in labor costs due to increasing market wages.
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

Income Taxes
For the twelve months ended December 31, 2021, the Company's net income tax expense was $3,821,000 compared to $829,000 for the twelve months ended December 31, 2020. These represent effective income tax rates of approximately 42% and 1,011% for the twelve months ended December 31, 2021 and, 2020, respectively. Our effective income tax rate for the year ended December 31, 2021 was higher than the federal statutory rate in the United States, a result of permanent differences arising from stock compensation and non-deductible compensation under Section 162(m) of the Tax Cuts and Jobs Act of 2017. The discrete item associated with stock grants was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the year represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have an impact on the Company's current income tax payable. Lastly, the Company recorded a one time deferred tax liability true-up associated with capitalized stock compensation. As of December 31, 2021 and 2020 we had an income tax payable of $1,217,000 and income tax receivable of $1,497,000, respectively.
As of December 31, 2021, we had net deferred tax liabilities of $2,898,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, interest rate swap, and stock compensation. Deferred tax liabilities consist of depreciation, deferred gains, joint venture differences, cost of sales adjustments, and straight-line rent. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company made income tax payments of $730,000 in 2021 and 0 in 2020. The Company received refunds of $483,000 in 2021 and $1,314,000 in 2020.
For more detail, see Note 12. (Income Taxes), of the Notes to Consolidated Financial Statements, included this Annual Report on Form 10-K.
Liquidity and Capital Resources
Cash Flow and Liquidity
Our financial position allows us to pursue our strategies of continued development of TRCC, funding of operating activities, land entitlement, development, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core operating segments to achieve profitable future growth. We have historically funded our operations with cash flows from operating activities, investment proceeds, and short-term borrowings from our bank credit facilities. In the past, we have also issued common stock and used the proceeds for capital investment activities.
To enhance shareholder value, we will continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, invest in to be leased assets, ensure adequate future water supplies, and provide funds for general land development activities. Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.
Our cash and cash equivalents and marketable securities totaled approximately $47,178,000 at December 31, 2021, a decrease of $10,913,000, or 19%, from the corresponding amount at the end of 2020.
The following table summarizes the cash flow activities for the following years ended December 31:

($ in thousands)	2021	2020	2019
Operating activities	$2,816	$15,481	$16,045
Investing activities	$(14,652)	$19,778	$828
Financing activities	$(6,086)	$(7,045)	$(5,675)

Cash flows provided by operating activities are primarily dependent upon the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, distributions from joint ventures, the success of our crops and commodity prices within our mineral resource segment.

During 2021, our operations generated $2,816,000 in cash, primarily through joint venture distributions.
During 2020, our operations generated $15,481,000 in cash. A portion of these receipts came from distributions of $6,222,000 from our Five West Parcel, TA/Petro and Majestic joint ventures, while another $5,427,000 came in the form of farming receivable collections.

During 2021, investing activities used $14,652,000, which was largely attributed to capital expenditures of $20,879,000 used primarily for real estate development. Of the $20,879,000, we spent $4,004,000 on general planning and final map preparation for Phase 1 of MV, $2,939,000 on litigation defense for Centennial, and $1,121,000 on litigation for Grapevine. At TRCC, we primarily used $4,906,000 to expand water infrastructure at TRCC and early entitlement efforts for TRCC Residential. All real estate capital expenditures are inclusive of capitalized interest, payroll and overhead. Our mineral resources segment spent $2,415,000 to acquire water for use as needed and for future residential development activity. Lastly, our farming segment had cash outlays of $7,416,000 for cultural and water costs tied to crops not yet in production, developing new almond orchards, grape vineyards, and replacing old farm equipment. The Company also reinvested $14,586,000 into marketable securities. Offsetting cash outlays were maturities on marketable securities of $6,249,000, proceeds from water sales of $9,534,000, distributions from unconsolidated joint ventures of $5,734,000, and net proceeds from land sales of $4,413,000.
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

Our estimated capital investment for 2022 is primarily related to our real estate projects as it was in 2021. These estimated investments include approximately $12,716,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and expanding water facilities to support future anticipated absorption. We are also investing approximately $3,337,000 to continue developing new almond orchards, wine grape vineyards, and replacing old farming equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards allowing the Company to maintain and improve future farm revenues. We expect to possibly invest up to $8,513,000 for permitting activities, litigation defense, predevelopment activities and land planning design at MV, Centennial, and Grapevine. The timing of these investments is dependent on our coordination efforts with Los Angeles County regarding litigation efforts for Centennial, permitting activities for Grapevine, and design, civil engineering, land planning and design, for MV. Our plans also include $4,544,000 for payment of annual water inventory and water related investments. We are also planning to potentially invest up to $502,000 in the normal replacement of operating equipment, such as ranch equipment, and vehicles.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2021 and 2020, of $2,459,000 and $2,713,000, respectively, is classified in real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $2,467,000 and $3,520,000 for the years ended December 31, 2021 and 2020, respectively. Expenditures for repairs and maintenance are expensed as incurred. As noted above, these costs are included in the above investment numbers.
During 2021, financing activities used $6,086,000, which is comprised of long-term debt repayments of $4,295,000 and tax payments on vested stock grants of $1,791,000.
During 2020, financing activities used $7,045,000, which is comprised of long-term debt repayments of $4,819,000 and tax payments on vested stock grants of $2,226,000.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows, cash balances, and availability on our line of credit over the next twelve months to fund internal operations. As we move forward with the completion of the litigation, permitting and engineering design for our master planned communities and prepare to move into the development stage, we will need to secure additional funding through the issuance of equity and secure other forms of financing such as joint ventures and possibly debt and equity financing.

Capital Structure and Financial Condition
At December 31, 2021, total capitalization at book value was $509,141,000 consisting of $52,630,000 of debt, net of deferred financing costs, and $456,511,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 10.3%, representing a decrease when compared to the debt-to-total-capitalization ratio of 13.1% at December 31, 2020.
In 2014, the Company as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility added a $70,000,000 term loan, or Term Loan, to the then existing $30,000,000 revolving line of credit, or RLC. In 2019, the Company amended the Term Note (Amended Term Note) and extended its maturity to June 2029 and amended the RLC to expand the capacity from $30,000,000 to $35,000,000 and extend the maturity to October 2024.
The Amended Term Loan had an outstanding balance of $50,837,000 as of December 31, 2021 and an outstanding balance of $54,887,000 as of December 31, 2020. The interest rate per annum applicable to the Amended Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the Amended Term Note has been fixed at 4.16% through the use of an interest rate swap agreement. The Amended Term Note requires monthly amortization payments, with the outstanding principal amount due June 5, 2029. The Amended Term Note is secured by the Company’s farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The RLC had no outstanding balance at December 31, 2021 and December 31, 2020. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
The Amended Note and RLC, collectively the Amended Credit Facility, requires compliance with three financial covenants: (i) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (ii) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (iii) maintain liquid assets equal to or greater than $20,000,000, including availability on the RLC. At December 31, 2021 and December 31, 2020, the Company was in compliance with all financial covenants.
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
We also have a $4,750,000 promissory note agreement with principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. In March 2020, the Company made an additional payment of $687,000 that was applied to the principal of the note. Subsequent principal and interest payments were reduced to $28,000 per month. The additional principal payment was tied to the release of collateral, which in April 2020 was contributed to Petro Travel Plaza LLC. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument. The balance as of December 31, 2021 is $1,947,000.
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
As noted above, at December 31, 2021, we had $47,178,000 in cash and securities and as of the filing date of this Form 10-K, we had $35,000,000 available on credit lines to meet any short-term liquidity needs.
We continue to expect that substantial investments will be required in order to develop our land assets. In order to meet these capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. As we move into 2022, we will be evaluating various options for funding the potential start of development projects. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements in the near-term as described earlier in the cash flow and liquidity discussions.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2021, to be paid over the next five years:

	Payments Due by Period
($ in thousands)	Total	Less than a year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Estimated water payments	$285,566	$11,452	$23,945	$25,404	$224,765
Long-term debt	52,784	4,475	9,596	10,454	28,259
Interest on long-term debt	10,624	2,098	3,613	2,778	2,135
Cash contract commitments	9,429	6,184	1,656	518	1,071
Defined Benefit Plan	4,647	317	712	973	2,645
SERP	5,230	526	997	1,115	2,592
Financing fees	163	163	—	—	—
Operating lease	27	16	11	—	—
Total contractual obligations	$368,470	$25,231	$40,530	$41,242	$261,467
The table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

As discussed in Note 15 (Retirement Plans) of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. During 2021, we made pension contributions of $165,000 and it is projected that we will make a similar contribution in 2022.
Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. Also, included in the cash contract commitments are estimated fees earned in 2014 by a consultant, related to the entitlement of the Grapevine Development Area. The Company exited a consulting contract in 2014 related to the Grapevine Development and is obligated to pay an earned incentive fee at the time of successful receipt of litigated project entitlements and at a value measurement date five-years after entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. The Company believes that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
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
In connection with the sale of bonds there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2021.
At December 31, 2021, aggregate outstanding debt of unconsolidated joint ventures was $141,917,000. We guarantee $127,069,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we do not expect the guarantee to ever be called upon. We do not provide a guarantee on the $14,848,000 of debt related to our joint venture with TA/Petro.

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

	Year-Ended December 31,
($ in thousands)	2021	2020	2019
Net (loss) income	$5,342	$(747)	$10,579
Net loss attributed to non-controlling interest	(6)	(7)	(1)
Interest, net
Consolidated interest income	(57)	(884)	(1,239)
Our share of interest expense from unconsolidated joint ventures	1,708	1,902	2,785
Total interest, net	1,651	1,018	1,546
Income tax expense	3,821	829	3,980
Depreciation and amortization
Consolidated	4,594	4,938	5,036
Our share of depreciation and amortization from unconsolidated joint ventures	4,639	4,419	4,135
Total depreciation and amortization	9,233	9,357	9,171
EBITDA	20,053	10,464	25,277
Stock compensation expense	4,271	4,494	3,198
Asset abandonment charges	—	—	1,604
Adjusted EBITDA	$24,324	$14,958	$30,079

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

($ in thousands)	Year-Ended December 31,
Net operating income	2021	2020	2019
Pastoria Energy Facility	$4,355	$4,576	$4,573
TRCC	1,250	1,290	1,488
Communication leases	940	911	912
Other commercial leases	609	557	650
Total Commercial/Industrial net operating income	$7,154	$7,334	$7,623

	Year-Ended December 31,
($ in thousands)	2021	2020	2019
Commercial/Industrial operating income	$7,523	$2,414	$3,831
Plus: Commercial/Industrial depreciation and amortization	463	486	517
Plus: General, administrative and other expenses	10,950	6,137	11,907
Less: Other revenues including land sales	(11,782)	(1,703)	(8,632)
Total Commercial/Industrial net operating income	$7,154	$7,334	$7,623
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

The following schedule reconciles net income from unconsolidated joint ventures to NOI of unconsolidated joint ventures.

	Year-Ended December 31,
($ in thousands)	2021	2020	2019
Net income of unconsolidated joint ventures	$16,752	$7,099	$30,213
Plus: Interest expense of unconsolidated joint ventures	4,926	5,154	5,438
Operating income of unconsolidated joint ventures	21,678	12,253	35,651
Plus: Depreciation and amortization of unconsolidated joint ventures	8,720	8,323	7,773
Less: Gain on sale of asset	—	—	(17,537)
Less: Profit from sale of land	(10,380)	—	—
Net operating income of unconsolidated joint ventures	$20,018	$20,576	$25,887

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
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one for $50,837,000 and is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.16%. The outstanding balance on the second term loan is $1,947,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the Term Loan.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2021
(In thousands except percentage data)

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Assets:
Marketable securities	$9,834	$756	$—	$—	$—	$—	$10,590	$10,983
Weighted average interest rate	0.20%	0.22%	—%	—%	—%	—%	0.20%
Liabilities:
Long-term debt ($4.75M note)	$254	$265	$277	$289	$302	$560	$1,947	$1,947
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$4,221	$4,429	$4,624	$4,825	$5,038	$27,700	$50,837	$50,837
Weighted average interest rate	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%

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
Commodity Price Exposure
As of December 31, 2021, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2021 and 2020 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded based on estimated final pricing. The final price is generally not known for several months following the close of our fiscal year. Of the $6,473,000 in outstanding accounts receivable at December 31, 2021, $2,409,000 or 37%, is at risk for changing prices, all of which is attributed to pistachios.

The price estimated for recording accounts receivable for pistachios recorded at December 31, 2021 was $2.14 per pound, as compared to $2.04 per pound at December 31, 2020. For each $0.01 change in the price per pound of pistachios, our receivable for pistachios increases or decreases by $11,200. Although the final price per pound of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.98 to $2.14.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this Item is submitted in a separate section of this Form 10-K.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2021 in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.
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
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Information about our Executive Officers.” The other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2022 Annual Meeting of Stockholders and will be found under the captions “The Election of Directors,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines,” “Corporate Governance Matters” and, if applicable, “Delinquent Section 16(a) Reports.”
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2022 Annual Meeting of Stockholders and will be found under the captions “Compensation Discussion and Analysis,” and “Compensation Committee Report.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Security Ownership of Certain Beneficial Owners and Management.
Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2022 Annual Meeting of Stockholders and will be found under the caption "Stock Ownership of Certain Beneficial Owners and Management."
(b)Securities Authorized for Issuance under Equity Compensation Plans.
The following table shows aggregated information as of December 31, 2021 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2021, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 11 (Stock Compensation - Restricted Stock and Performance Share Grants) of the Notes to Consolidated Financial Statements.
Equity Compensation Plans Approved by Security Holders

Equity compensation plans approved by security holders *	Number of securities to be issued upon exercise of outstanding grants	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Restricted stock grants and restricted stock units at target goal achievement	683,645	Final price determined at time of vesting	415,779

* The Company does not use equity compensation plans that have not been approved by the security holders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2022 Annual Meeting of Stockholders and will be found under the captions “Related Person Transactions” and “Corporate Governance Matters.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is DELOITTE & TOUCHE LLP, Los Angeles, CA, PCAOB Auditor Firm ID: 34.
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2022 Annual Meeting of Stockholders and will be found under the caption "Independent Registered Public Accounting Firm."

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:			Page Number
1	Consolidated Financial Statements:
	1.1	Management's Report on Internal Control Over Financial Reporting	69
		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	70
		Report of Independent Registered Public Accounting Firm	71
	1.2	Consolidated Balance Sheets – Years Ended December 31, 2021 and 2020	73
	1.3	Consolidated Statements of Operations - Years Ended December 31, 2021, 2020 and 2019	74
	1.4	Consolidated Statements of Comprehensive Income (Loss) - Years Ended December 31, 2021, 2020 and 2019	75
	1.5	Consolidated Statements of Equity - Years Ended December 31, 2021, 2020 and 2019	76
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2021, 2020 and 2019	77
	1.7	Notes to Consolidated Financial Statements	79
2	Supplemental Financial Statement Schedules:
	None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	Amended and Restated Bylaws	FN 2
	4.3	Registration and Reimbursement Agreement	FN 5
	4.4	Description of Securities	FN 39
	4.5	Form of Indenture for Debt	FN 36
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
	10.7	*Severance Agreement	FN 7
	10.8	*Director Compensation Plan	FN 7
	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18

10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 22
10.33	Revolving Line of Credit	FN 22
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders, LLC Redemption and Withdrawal Agreement - Lewis Tejon Member	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	Executive Severance Agreement - Executive Severance Agreement - Gregory S. Bielli S. Bielli	FN 37
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 38
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	Filed herewith
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	Filed herewith
21	List of Subsidiaries of Registrant	Filed herewith
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (Los Angeles, CA)	Filed herewith
23.2	Consent of RSM US LLP, independent registered public accounting firm	Filed herewith
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Financial Statements of Petro Travel Plaza Holdings LLC	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 333-231032) as Exhibit 99.1 to our Current Report on Form 8-K filed on May 26, 2020, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 99.1 to our Current Report on Form 8-K filed on May 26, 2020, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ending June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ending March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 22	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibits 10.31-10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ending June 30, 2015, is incorporated herein by reference.

FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ending June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ending September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ending September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 34	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ending September 30, 2019, is incorporated herein by reference.
FN 35	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ending September 30, 2019, is incorporated herein by reference.
FN 36	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ending March 31, 2021, is incorporated herein by reference.
FN 39
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2020, is incorporated herein by reference.

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

TEJON RANCH CO.

March 3, 2022	By:	/s/ Gregory S. Bielli
Date		Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

March 3, 2022	By:	/s/ Robert D. Velasquez
Date		Robert D. Velasquez
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Steven A. Betts Steven A. Betts	Director	March 3, 2022

/s/ Gregory S. Bielli Gregory S. Bielli	Director	March 3, 2022

/s/ Jean Fuller Jean Fuller	Director	March 3, 2022

/s/ Susan Hori Susan Hori	Director	March 3, 2022

/s/ Anthony L. Leggio Anthony L. Leggio	Director	March 3, 2022

/s/ Norman Metcalfe Norman Metcalfe	Director	March 3, 2022

/s/ Frawn Morgan Frawn Morgan	Director	March 3, 2021

/s/ Geoffrey Stack Geoffrey Stack	Director	March 3, 2022

/s/ Daniel R. Tisch Daniel R. Tisch	Director	March 3, 2022

/s/ Michael H. Winer Michael H. Winer	Director	March 3, 2022

Annual Report on Form 10-K
Item 8, Item 15(a) (1) and (2), (b) and (c)
List of Financial Statements and Financial Statement Schedules
Financial Statements
Certain Exhibits
Year Ended December 31, 2021
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
In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tejon Ranch Co. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 3, 2022, expressed an unqualified opinion on those financial statements based on our audit and the report of the other auditors.

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
March 3, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tejon Ranch Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Petro Travel Plaza Holdings LLC (“Petro”), the Company's investment in which is accounted for by use of the equity method. The accompanying financial statements of the Company include its equity investment in Petro of $22,915,000 and $23,358,000 as of December 31, 2021 and 2020, respectively, and its equity earnings in Petro of $4,957,000, $5,722,000, and $8,810,000 for the years ended December 31, 2021, 2020, and 2019, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Petro, is based solely on the report of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

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

The Company makes significant assumptions to evaluate each real estate development for possible indications of impairment. These assumptions include the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, and assumptions surrounding continued positive cash flows and development costs. Considering that the planned development communities will be in a location that does not currently have many comparable homes, the Company must make assumptions surrounding the expected ability to sell the real estate assets at a price that is in excess of current accumulated costs. In addition, the Company is currently involved in numerous litigation matters related to the entitlement of the property and must continue to use judgment when evaluating the likelihood that these legal matters will be resolved and that the necessary entitlements will be obtained. Changes in these assumptions could have a significant impact on the real estate development identified for further analysis and any impairments identified could be material to the Company’s earnings. Further, the facts and circumstances utilized to make these assumptions may change from period to period. For the year ended December 31, 2021, no impairment loss has been recognized on any real estate development.

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
•We evaluated management’s impairment analysis by:
◦Testing the real estate development for possible indications of impairment, including searching for adverse asset-specific and/or market conditions by reviewing publicly available information on home values and land values in the surrounding regions of the development, periodicals and news information relating to the Southern California housing market, and other independent market data, including considerations of the demand for housing in the market and changes to comparable home prices
◦Obtaining letters from legal counsel and performing inquiries with the Company’s in-house legal counsel in order to evaluate any changes in the status of the litigation matters affecting the development properties and the potential impact on the ability to recover the accumulated costs, including any relevant government regulations and/or other matters impacting the entitlement process.
◦Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 3, 2022
We have served as the Company's auditor since 2019.

Tejon Ranch Co. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	December 31
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$36,195	$55,320
Marketable securities - available-for-sale	10,983	2,771
Accounts receivable	6,473	4,592
Inventories	5,702	2,990
Prepaid expenses and other current assets	3,619	2,842
Total current assets	62,972	68,515
Real estate and improvements - held for lease, net	17,301	17,660
Real estate development (includes $112,063 at December 31, 2021 and $108,600 at December 31, 2020, attributable to Centennial Founders, LLC, Note 17)	319,030	310,439
Property and equipment, net	50,699	46,246
Investments in unconsolidated joint ventures	43,418	33,524
Net investment in water assets	50,997	56,698
Other assets	1,619	3,267
TOTAL ASSETS	$546,036	$536,349
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$4,545	$3,367
Accrued liabilities and other	3,451	3,305
Income taxes payable	1,217	—
Deferred income	1,907	1,972
Current maturities of long-term debt	4,475	4,295
Total current liabilities	15,595	12,939
Long-term debt, less current portion	48,155	52,587
Long-term deferred gains	8,409	5,550
Deferred tax liability	2,898	925
Other liabilities	14,468	19,017
Total liabilities	89,525	91,018
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,400,921 at December 31, 2021 and 26,276,830 at December 31, 2020	13,200	13,137
Additional paid-in capital	344,936	342,059
Accumulated other comprehensive loss	(6,822)	(9,720)
Retained earnings	89,835	84,487
Total Tejon Ranch Co. Stockholders’ Equity	441,149	429,963
Non-controlling interest	15,362	15,368
Total equity	456,511	445,331
TOTAL LIABILITIES AND EQUITY	$546,036	$536,349

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year Ended December 31

	2021	2020	2019
Revenues:
Real estate - commercial/industrial	$19,476	$9,536	$16,792
Mineral resources	20,987	10,736	9,791
Farming	11,039	13,866	19,331
Ranch operations	4,111	3,692	3,609
Total revenues	55,613	37,830	49,523
Costs and expenses:
Real estate - commercial/industrial	11,953	7,122	12,961
Real estate - resort/residential	1,723	1,612	2,247
Mineral resources	13,559	6,414	5,818
Farming	14,116	15,103	15,251
Ranch operations	4,679	4,896	5,316
Corporate expenses	9,843	9,430	9,361
Total expenses	55,873	44,577	50,954
Operating loss	(260)	(6,747)	(1,431)
Other income (loss):
Investment income	57	884	1,239
Gain on sale of real estate	—	1,331	—
Other income (loss)	164	110	(1,824)
Total other income (loss)	221	2,325	(585)
Loss from operations before equity in earnings of unconsolidated joint ventures	(39)	(4,422)	(2,016)
Equity in earnings of unconsolidated joint ventures, net	9,202	4,504	16,575
Income before income taxes	9,163	82	14,559
Income tax expense	3,821	829	3,980
Net income (loss)	5,342	(747)	10,579
Net loss attributable to non-controlling interest	(6)	(7)	(1)
Net income (loss) attributable to common stockholders	$5,348	$(740)	$10,580
Net income (loss) per share attributable to common stockholders, basic	$0.20	$(0.03)	$0.41
Net income (loss) per share attributable to common stockholders, diluted	$0.20	$(0.03)	$0.40

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
($ in thousands)

	Year Ended December 31
	2021	2020	2019
Net income (loss)	$5,342	$(747)	$10,579
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(14)	(46)	440
Benefit plan adjustments	866	(215)	135
SERP liability adjustments	331	(622)	(424)
Unrealized interest rate swap gain (loss)	2,841	(3,213)	(2,809)
Other comprehensive income (loss) before taxes	4,024	(4,096)	(2,658)
(Provision) benefit for income taxes related to other comprehensive income items	(1,126)	1,147	744
Other comprehensive income (loss)	2,898	(2,949)	(1,914)
Comprehensive income (loss)	8,240	(3,696)	8,665
Comprehensive loss attributable to non-controlling interests	(6)	(7)	(1)
Comprehensive income (loss) attributable to common stockholders	$8,246	$(3,689)	$8,666
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Equity
($ in thousands, except share information)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	25,972,080	$12,986	$336,520	$(4,857)	$74,647	$419,296	$15,376	$434,672
Net income (loss)	—	—	—	—	10,580	10,580	(1)	10,579
Other comprehensive loss	—	—	—	(1,914)		(1,914)	—	(1,914)
Restricted stock issuance	221,267	110	(110)	—	—	—	—	—
Stock compensation	—	—	3,958	—	—	3,958	—	3,958
Shares withheld for taxes and tax benefit of vested shares	(96,550)	(48)	(1,623)	—	—	(1,671)	—	(1,671)
Balance, December 31, 2019	26,096,797	$13,048	$338,745	$(6,771)	$85,227	$430,249	$15,375	$445,624
Net loss	—	—	—	—	(740)	(740)	(7)	(747)
Other comprehensive loss	—	—	—	(2,949)		(2,949)	—	(2,949)
Restricted stock issuance	338,074	169	(169)	—	—	—	—	—
Stock compensation	—	—	5,629	—	—	5,629	—	5,629
Shares withheld for taxes and tax benefit of vested shares	(158,041)	(80)	(2,146)	—	—	(2,226)	—	(2,226)
Balance, December 31, 2020	26,276,830	$13,137	$342,059	$(9,720)	$84,487	$429,963	$15,368	$445,331
Net income (loss)	—	—	—	—	5,348	5,348	(6)	5,342
Other comprehensive income	—	—	—	2,898		2,898	—	2,898
Restricted stock issuance	227,250	114	(114)	—	—	—	—	—
Stock compensation	—	—	4,731	—	—	4,731	—	4,731
Shares withheld for taxes and tax benefit of vested shares	(103,159)	(51)	(1,740)	—	—	(1,791)	—	(1,791)
Balance, December 31, 2021	26,400,921	$13,200	$344,936	$(6,822)	$89,835	$441,149	$15,362	$456,511
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended December 31,
	2021	2020	2019
Operating Activities
Net income (loss)	$5,342	$(747)	$10,579
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,594	4,938	5,036
Amortization of premium (discount) on marketable securities	111	34	(94)
Equity in earnings of unconsolidated joint ventures, net	(9,202)	(4,504)	(16,575)
Non-cash retirement plan expense	99	78	307
(Gain) on sale of real estate/assets	(12)	(1,339)	—
Non-cash profits recognized from land contribution	(2,784)	—	(2,146)
Profit from water sale[1]	(3,442)	—	—
Profit from land sales	(3,139)	—	—
Deferred income taxes	1,134	2,253	1,259
Stock compensation expense	4,271	4,494	3,198
Excess tax benefit of stock-based compensation	48	519	57
Non-cash write-off of leasing assets	—	110	1,604
Distribution of earnings from unconsolidated joint ventures	5,892	6,222	15,381
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	(814)	5,427	154
Current liabilities, net	718	(2,004)	(2,715)
Net cash provided by operating activities	2,816	15,481	16,045
Investing Activities
Maturities and sales of marketable securities	6,249	41,843	53,418
Purchase of marketable securities	(14,586)	(5,610)	(28,219)
Real estate and equipment expenditures	(20,879)	(22,259)	(25,222)
Reimbursement proceeds from Communities Facilities District	135	4,223	4,180
Proceeds from sale of real estate/assets	63	2,000	—
Proceeds from sale of land	4,413	—	—
Investment in unconsolidated joint ventures	(2,900)	(2,160)	(3,100)
Distribution of equity from unconsolidated joint ventures	5,734	5,309	3,457
Investments in long-term water assets	(2,415)	(3,568)	(3,686)
Proceeds from water sales[1]	9,534	—	—
Net cash (used in) / provided by investing activities	(14,652)	19,778	828
Financing Activities
Borrowings on line of credit	—	—	5,000
Repayments of line of credit	—	—	(5,000)
Repayments of long-term debt	(4,295)	(4,819)	(4,004)
Taxes on vested stock grants	(1,791)	(2,226)	(1,671)
Net cash used in financing activities	(6,086)	(7,045)	(5,675)
(Decrease) increase in cash and cash equivalents	(17,922)	28,214	11,198
Cash, cash equivalents, and restricted cash at beginning of year	55,320	27,106	15,908
Cash, cash equivalents, and restricted cash at end of year	$37,398	$55,320	$27,106

Twelve Months Ended December 31,
2021	2020	2019

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$36,195	$55,320	$27,106
Restricted cash (recorded in other assets)	1,203	—	—
Total cash, cash equivalents, and restricted cash	$37,398	$55,320	$27,106

Non-cash investing activities
Accrued capital and water expenditures included in current liabilities	$1,342	$910	$785
Contribution to unconsolidated joint venture[2]	$8,464	$—	$8,658
Long term deferred profit on land contribution[2]	$2,785	$—	$2,038

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

Given the nature of our water assets and the aforementioned authoritative guidance, the Company estimates the appropriate classification of water assets purchased based on the timing of the sale of the water. Water purchased in prior periods that was classified as investing was sold for $9.5 million in 2021, this cash inflow is appropriately classified in the Company’s investing activities. The profit of $3.4 million related to the water purchased in prior periods is appropriately being deducted from operating activities for the current period. The Company has and will continue to apply this methodology to water asset transactions that meet this fact pattern.

2In June 2021, the Company contributed land with a fair value of $8.5 million to TRC-MRC 4, LLC an unconsolidated joint venture formed to pursue the development, construction, leasing, and management of a 630,000 square foot industrial building on the Company's property at TRCC-East (defined herein). The total cost of the land was $2.9 million. The Company recognized $2.8 million in profit and deferred $2.8 million of profit after applying the five-step revenue recognition model in accordance with Accounting Standards Codification (ASC) Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.

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
December 31, 2021

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
As of December 31, 2021 and 2020, the Company had two VIEs. One was consolidated in the financial statements while the other was not. See Note 17 (Investment in Unconsolidated and Consolidated Joint Ventures) to the Notes to Consolidated Financial Statements for further discussion.

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
During both years ended December 31, 2021 and 2020, the Pastoria Energy Facility, L.L.C., or PEF power plant lease generated approximately 8% of total revenues. The Company had no other customers account for 5% or more of total revenues from operations.
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
Property and Equipment
Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis carried by the Company’s predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. The Company's property and equipment and their respective estimated useful lives are as follow:

($ in thousands)	Useful Life	December 31, 2021	December 31, 2020
Vineyards and orchards	20	$62,877	$56,612
Machinery, furniture fixtures and other equipment	3 - 10	20,299	19,882
Buildings and improvements	10 - 27.5	8,858	8,819
Land and land improvements	15	7,835	7,807
Development in process		4,882	4,817
		$104,751	$97,937
Less: accumulated depreciation		(54,052)	(51,691)
		$50,699	$46,246

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
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of the Company's almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $365,000 in 2021, $890,000 in 2020, and $3,746,000 in 2019. The adjustment for 2021 includes a $365,000 increase for pistachio revenues and no change for almonds. The adjustment for 2020 includes a $890,000 increase for pistachio revenues and no change for almonds. The adjustment for 2019 includes a $3,807,000 increase for pistachio revenues and a $61,000 decrease for almonds.
The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2021, 2020, and 2019, no such withholding was mandated.
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

Long-lived assets to be held and used, including rental properties, construction in progress, or CIP, real estate held for development and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used, including rental properties, CIP, real estate held for development, and intangibles, are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors. The Company assesses the expected undiscounted cash flows based upon numerous factors, including, but not limited to, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.
In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs.
As of December 31, 2021, management of the Company believes that none of its long-lived assets were impaired.
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
Environmental Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2021 and 2020.
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
New Accounting Pronouncements Adopted in 2021
Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update, or ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting", for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The pronouncement provides optional expedients for a limited period of time to ease the potential burden of accounting for reference rate reform. Specifically, the ASU permits modification of contracts within ASC Topic 470, Debt, to be accounted for by prospectively adjusting the effective interest rate when a contract is modified because of reference rate reform. It also provides exceptions to the guidance in ASC Topic 815 related to changes to critical terms of a hedging relationship: the change in reference rate will not result in de-designation of a hedging relationship if certain criteria are met. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. This pronouncement has not had, and is not expected to have, a material effect on the consolidated financial statements.

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

	Twelve Months Ended December 31,
	2021	2020	2019
Weighted average number of shares outstanding:
Common stock	26,343,352	26,205,923	26,031,391
Common stock equivalents: stock options, grants	70,662	140,527	117,724
Diluted shares outstanding	26,414,014	26,346,450	26,149,115
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

($ in thousands)		2021		2020
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$401	$400	$—	$—
with unrecognized gains		—	—	—	—
Total Certificates of deposit	Level 1	401	400	—	—
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		1,360	1,358	—	—
with unrecognized gains		—	—	801	803
Total U.S. Treasury and agency notes	Level 2	1,360	1,358	801	803
Corporate notes
with unrecognized losses for less than 12 months		9,231	9,225	708	707
with unrecognized gains		—	—	1,257	1,261
Total Corporate notes	Level 2	9,231	9,225	1,965	1,968

		$10,992	$10,983	$2,766	$2,771

The Company adopted ASU No. 2016-13, "Financial Instruments — Credit Losses (Topic 326)" on January 1, 2020 prospectively. Under ASC Topic 326-30, the Company is now required to use an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At December 31, 2021 the Company has not recorded any credit losses.

At December 31, 2021, the fair market value of investment securities was $9,000 below the cost basis of securities. The Company’s gross unrealized holding gains equal zero and gross unrealized holding losses equal $9,000. As of December 31, 2021, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflects a decrease in the market value of available-for-sale securities of $14,000, which includes estimated taxes of $4,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326-30-50-3A. The accrued interest receivables balance totaled $53,000 as of December 31, 2021, and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at December 31, 2021 were caused by relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. As of December 31, 2021, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of December 31, 2021.
Corporate notes
The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of December 31, 2021 and December 31, 2020, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of December 31, 2021 and December 31, 2020.
The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

December 31, 2021	2022	2023	Total
Certificates of deposit	$400	$—	$400
U.S. Treasury and agency notes	$855	500	$1,355
Corporate notes	8,925	250	9,175
	$10,180	$750	$10,930

December 31, 2020	2021	Total
U.S. Treasury and agency notes	801	801
Corporate notes	1,950	1,950
	$2,751	$2,751
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     INVENTORIES
Inventories consisted of the following at December 31:

($ in thousands)	2021	2020
Farming inventories	$5,377	$2,636
Other	325	354
	$5,702	$2,990
Farming inventories consist of costs incurred during the current year related to next year’s crop along with unsold current year crop and farming chemicals.

5.     REAL ESTATE
Real estate consisted of the following as of December 31:

($ in thousands)	2021	2020
Real estate development
Mountain Village	$150,668	$146,662
Centennial	112,063	108,600
Grapevine	37,922	36,815
Tejon Ranch Commerce Center	18,377	18,362
Real estate development	319,030	310,439

Real estate and improvements - held for lease, net
Tejon Ranch Commerce Center	20,595	20,595
Real estate and improvements - held for lease, net	20,595	20,595
Less accumulated depreciation	(3,294)	(2,935)
Real estate and improvements - held for lease, net	$17,301	$17,660

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
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2021 was $817 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the consumer price index or 3%.
The water purchased above will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as just described.
Water revenues and cost of sales were as follows as of December 31:

($ in thousands)	2021	2020	2019

Acre-Feet Sold	13,651	5,022	4,482

Revenues	$15,523	$5,909	$3,997
Cost of sales	10,669	3,663	3,194
Profit	$4,854	$2,246	$803
Costs assigned to water assets held for future use were as follows ($ in thousands):

	December 31, 2021	December 31, 2020
Banked water and water for future delivery	$25,020	$28,136
Transferable water	2,879	4,102
Total water held for future use at cost	$27,899	$32,238

Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	December 31, 2021		December 31, 2020
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(5,307)	$11,581	$(4,825)
Nickel water rights	18,740	(5,247)	18,740	(4,605)
Tulare Lake Basin water rights	6,479	(3,148)	6,479	(2,910)
	$36,800	$(13,702)	$36,800	$(12,340)
Net cost of purchased water contracts	23,098		24,460
Total cost water held for future use	27,899		32,238
Net investments in water assets	$50,997		$56,698

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

(in acre feet, unaudited)	December 31, 2021	December 31, 2020
Water held for future use
TCWD - Banked water owned by the Company	56,189	61,054
Company water bank	50,349	50,349
Transferable water	4,203	5,638
Total water held for future use	110,741	117,041
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	142,174	148,474

Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with PEF in 2015. PEF is the current lessee under the power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from Ranchcorp up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from Ranchcorp in any year, but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2021 was $1,188 per acre-foot of annual water, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
7.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following as of December 31:

($ in thousands)	2021	2020
Accrued vacation	$782	$736
Accrued paid personal leave	356	399
Accrued bonus	2,062	1,658
Other	251	512
	$3,451	$3,305

8.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following as of December 31:

($ in thousands)	2021	2020
Notes payable	$52,784	$57,078
Less: line-of-credit and current maturities of long-term debt	(4,475)	(4,295)
Less: deferred loan costs	(154)	(196)
Long-term debt, less current portion	$48,155	$52,587

The following table summarizes debt maturities, outstanding indebtedness, and respective principal maturities as of December 31,

($ in thousands)	Stated Rate	Effective Rate	Maturity	2022	2023	2024	2025	2026	Thereafter	Total
Term Loan[1]	L+1.70%	4.16%	6/5/2029	$4,221	$4,429	$4,624	$4,825	$5,038	$27,700	$50,837
$35 million RLOC	See below[2]	See below[2]	10/5/2024	—	—	—	—	—	—	—
Promissory note	4.25%	4.25%	9/1/2028	254	265	277	289	302	560	1,947
Total long-term debt				$4,475	$4,694	$4,901	$5,114	$5,340	$28,260	$52,784

[1]The interest on the Term Loan is fixed by an interest rate swap agreement. Please see Footnote 10 for further discussion.

2At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term.
9.     OTHER LIABILITIES
Other liabilities consist of the following as of December 31:

($ in thousands)	2021	2020
Pension liability (See Note 15)	$185	$1,602
Interest rate swap liability (See Note 10)	3,088	5,929
Supplemental executive retirement plan liability (See Note 15)	7,847	8,419
Other[1]	3,348	3,067
	$14,468	$19,017
[1] For two of the joint ventures with Majestic Realty Co., excess distributions were made and are classified as a liability. See further disclosure in Note 17 (Investment In Unconsolidated and Consolidated Joint Ventures).

For the captions presented in the table above, please refer to the respective Notes to Consolidated Financial Statements for further detail.
10.     INTEREST RATE SWAP
In October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Loan as discussed in Note 8 (Line of Credit and Long-Term Debt) of the Notes to Consolidated Financial Statements. On June 21, 2019, the Company amended the interest rate swap agreement to continue to hedge a portion of its exposure to interest rate risk from the Term Note, and subsequently, the Amended Term Note. The original hedging relationship was de-designated, and the amended interest rate swap was re-designated simultaneously. The amended interest rate swap qualified as an effective cash flow hedge at the initial assessment based upon a regression analysis and is recorded at fair value.
During the quarter ended December 31, 2021, the interest rate swap agreement was deemed highly effective. Changes in fair value, including accrued interest and adjustments for non-performance risk, that qualify as cash flow hedges are classified in AOCI. Amounts classified in AOCI are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.
As of December 31, 2021, the fair value of the interest rate swap agreement was less than its cost basis and as such is recorded within Other Liabilities on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of ($ in thousands):

December 31, 2021
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(3,088)	$50,837

December 31, 2020
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(5,929)	$54,887

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
The following is a summary of the Company's performance share grants with performance conditions as of the year ended December 31, 2021:

Performance Share Grants with Performance Conditions
Threshold performance	32,282
Target performance	515,919
Maximum performance	924,338
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the following twelve-month periods ended:

	December 31, 2021	December 31, 2020	December 31, 2019
Stock Grants Outstanding Beginning of the Year at Target Achievement	840,307	409,373	538,599
New Stock Grants/Additional shares due to achievement in excess of target	63,622	797,364	160,471
Vested Grants	(196,328)	(307,250)	(188,032)
Expired/Forfeited Grants	(23,956)	(59,180)	(101,665)
Stock Grants Outstanding at Target Achievement	683,645	840,307	409,373

The following is a summary of the assumptions used to determine the price for the Company's market-based Performance Condition Grants for the year ended December 31, 2021:

($ in thousands except for share prices)
Grant date	December 12, 2019	March 11, 2020	December 11, 2020	March 18, 2021
Vesting end	December 31, 2022	December 31, 2022	December 31, 2023	March 18, 2024
Share price at target achievement	$18.80	$16.36	$17.07	$20.02

Expected volatility	17.28%	18.21%	29.25%	30.30%
Risk-free interest rate	1.69%	0.58%	0.19%	0.33%

Simulated Monte Carlo share price	$11.95	$5.87	$15.59	$18.82
Shares granted	6,327	81,716	3,628	10,905
Total fair value of award	$76	$480	$57	$205
The unamortized cost associated with unvested stock grants and the weighted-average period over which it is expected to be recognized as of December 31, 2021 was $3,818,000 and 13 months respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum the Company determines, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, the Company determines the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company adjusts compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director, during the years presented, received his or her annual compensation in stock.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

Employee 1998 Plan ($ in thousands):	December 31, 2021	December 31, 2020	December 31, 2019
Expensed	$3,742	$4,060	$2,667
Capitalized	460	1,135	760
	4,202	5,195	3,427
NDSI Plan	529	434	531
	$4,731	$5,629	$3,958

12.     INCOME TAXES
The Company accounts for income taxes using ASC 740, “Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision for income taxes consists of the following at December 31:

($ in thousands)	2021	2020	2019
Total provision (benefit):	$3,821	$829	$3,980
Federal:
Current	1,960	(852)	1,798
Deferred	620	1,464	866
	2,580	612	2,664
State:
Current	937	(21)	812
Deferred	304	238	504
	1,241	217	1,316
	$3,821	$829	$3,980

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, which includes a five year net operating loss carryback provision which will enable the Company to benefit from certain losses. This provision applies to net operating losses occurring between December 31, 2017 and January 1, 2021 and temporarily nullifies provisions within the Tax Cuts Jobs Act of 2017 that disallows net operating loss carrybacks. Under these guidelines, the Company has carried back 2020 tax losses and expects to receive a Federal tax refund of $954,000.

In 2021, income tax provision expense primarily consisted of permanent differences related to Section 162(m) limitations and discrete tax expense associated with stock compensation. The Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts Jobs Act, which first impacted the Company in 2020. The discrete item was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the quarter represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have an impact on the Company's current income tax payable. Lastly, the Company recorded a one time deferred tax liability true-up associated with stock compensation. A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate of 21% in 2021, 2020 and 2019 is as follows for the years ended December 31:

($ in thousands)	2021	2020	2019
Income tax at statutory rate	$1,924	$17	$3,058
State income taxes, net of Federal benefit	802	217	948
Excess stock compensation expense	34	365	(57)
Non-deductible compensation	539	357	—
Oil and mineral depletion	(108)	(101)	(131)
Refunds	—	(78)	—
Permanent differences	26	16	26
Stock compensation true-up	641	—	—
Other	(37)	36	136
Provision (benefit) for income taxes	$3,821	$829	$3,980
Effective tax rate	41.7%	1,011.0%	27.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

($ in thousands)	2021	2020
Deferred income tax assets:
Accrued expenses	$429	$322
Deferred revenues	544	557
Capitalization of costs	1,390	1,661
Pension adjustment	2,342	2,921
Stock grant expense	2,046	2,211
State deferred taxes	194	—
Book deferred gains	2,297	1,034
Joint venture allocations	593	587
Provision for additional capitalized costs	699	699
Interest rate swap	921	1,769
Other	77	209
Total deferred income tax assets	$11,532	$11,970
Deferred income tax liabilities:
Deferred gains	$1,321	$490
Depreciation	3,722	3,533
Cost of sales allocations	872	872
Joint venture allocations	6,367	6,592
Capitalized stock compensation	958	—
Straight line rent	412	548
Prepaid expenses	399	340
State deferred taxes	190	383
Other	189	137
Total deferred income tax liabilities	$14,430	$12,895
Net deferred income tax (liability)	$(2,898)	$(925)
Allowance for deferred tax assets	—	—
Net deferred taxes	$(2,898)	$(925)
Due to the nature of the Company's deferred tax assets, the Company believes they will be used through operations in future years and a valuation allowance is not necessary.
The Company made $730,000 in estimated tax payments in 2021 and none in 2020. The Company received tax refunds of $483,000 and $1,314,000 in 2021 and 2020, respectively.
The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. As a result of this evaluation, the Company determined there were no uncertain tax positions that required recognition and measurement for the years ended December 31, 2021 and 2020 within the scope of ASC 740, "Income Taxes." Tax years from 2018 to 2020 and 2017 to 2020 remain available for examination by the Federal and California State taxing authorities, respectively.

13.     LEASES
The Company is a lessor of certain property pursuant to various lease agreements having terms ranging up to 30 years. The Company generates rental income from right to use assets. The following is a summary of income from commercial rents included in commercial/industrial real estate revenues as of December 31:

($ in thousands)	2021	2020	2019
Base rent	$6,672	$6,471	$6,554
Percentage rent	$705	$949	$1,024
Future minimum rental income on commercial, communication and right-of-way on non-cancelable leases as of December 31, 2021 ($ in thousands):

2022	2023	2024	2025	2026	Thereafter
$6,375	$5,565	$5,435	$5,241	$4,603	$12,706
14.     COMMITMENTS AND CONTINGENCIES

The Company's land is subject to water contracts of which $11,452,000 is expected to be paid in 2022. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 6 (Long-Term Water Assets), the Company purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel and obligates the Company to purchase 6,693 acre-feet of water annually through the term of the contract. The Company's contractual obligation for future water payments was $285,566,000 as of December 31, 2021 .
As of December 31, 2021, the Company has fulfilled its financial obligations to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement that was entered into with five major environmental organizations in 2008.
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
In connection with the sale of bonds, there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for two years and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000.
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. At December 31, 2021 there were no additional improvement funds remaining from West CFD bonds. There are $15,647,940 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During 2021, the Company paid approximately $2,860,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2021.
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

On February 2, 2021, the court denied the fee motion. Following the court’s ruling on the fee motion, on February 2, 2021, Plaintiffs notified the court of their intent to appeal the court’s ruling on their claims. On April 2, 2021, the Ninth Circuit Court of Appeal issued a revised briefing schedule that required opening and responsory briefs to be filed in May and June 2021. On September 16, 2021, the Plaintiffs and the US Fish and Wildlife Service and the Tejon Ranchcorp and Tejon Mountain Village, LLC, as Intervenor-Defendant, entered into a settlement agreement wherein the Plaintiff’s agreed to dismiss their appeal with prejudice in exchange for the Service agreeing no assert among other positions in any future judicial or administrative proceeding or rulemaking petition that Plaintiff’s dismissal constitutes an acknowledgement, admission or concession that an animal is not Traditional Cultural Property under the National Historic Preservation Act. On October 4, 2021, the Ninth Circuit issued an order dismissing the appeal. With the issuance of the order, the appeal is permanently dismissed and the TUMSHCP Suit cannot be relitigated and the permit issued to the Company stays in effect.
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

Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court against landowners and others with interest in the groundwater basin within the Antelope Valley (including the Company) seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin was in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in the first half of 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February 2014 and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserved right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including the Company, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. On December 23, 2015, the court entered judgment approving the Stipulation for Entry of Judgment and Physical Solution, or the Judgment. The Company’s water supply plan for the Centennial project anticipated reliance on, among other sources, a certain quantity of groundwater underlying the Company’s lands in the Antelope Valley. The Company’s allocation in the Judgment is consistent with that amount. Prior to the Judgment becoming final, on February 19 and 22, 2016, several parties, including the Willis Class (Willis), Phelan Pinon Hills Community Services District (Phelan), and Charles Tapia (Tapia) filed notices of appeal from the Judgment (collectively, the Phelan Appeal). The Phelan Appeal was transferred from the Court of Appeal, Fourth Appellate District of California to the Court of Appeal, Fifth Appellate District of California, or the Fifth District Court of Appeal.
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
On July 19, 2021 the Court of Appeal heard oral argument on the appeals in the Central Delta Action and the CFS Action. On September 22, 2021 the Court of Appeal issued its opinion unanimously affirming the judgments of the Superior Court in the Central Delta Action and in the CFS Action, including the Superior Court ruling that the Central Delta Petitioners’ challenges to the 1995 approval of the Monterey Amendments and the transfer of the KWB property were time-barred by statutes of limitations. The Central Delta Petitioners and the CFS Petitioners filed Petitions for Review of the Opinion of the Court of Appeal with the California Supreme Court. On January 5, 2022 the California Supreme Court denied the Petitions for Review.
On January 13, 2022 the Central Delta Petitioners filed the Request for Dismissal with prejudice. The entry of the dismissal in Central Delta II by the Superior Court has concluded all of the above actions.
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
On January 22, 2021, the court conducted a hearing on the 2020 Action and the Motion for Order to Discharge the 2017 Writ of Mandate. At the January 22nd hearing, the court ruled in favor of the Company and the County on all issues: (1) granting the County’s Motion for Order to Discharge the 2017 Writ of Mandate and (2) rejecting each and every claim made by CBD in the 2020 Action. The court entered a final judgment reflecting its ruling in favor of the Company and the County on March 22, 2021 and CBD did not file an appeal by the court deadline, so the judgement is final.

Centennial
On April 30, 2019, the Los Angeles County Board of Supervisors granted final entitlement approval for the Centennial project. On May 15, 2019, Climate Resolve filed an action in Los Angeles Superior Court (the Climate Resolve Action), pursuant to CEQA and the California Planning and Zoning Law, against the County of Los Angeles and the Los Angeles County Board of Supervisors (collectively, LA County) concerning LA County’s granting of approvals for the Centennial project, including certification of the final environmental impact report and related findings (Centennial EIR); approval of associated general plan amendments; adoption of associated zoning; adoption of the Centennial Specific Plan; approval of a subdivision map for financing purposes; and adoption of a development agreement, among other approvals (collectively, the Centennial Approvals). Separately, on May 28, 2019, CBD and the California Native Plant Society (CNPS) filed an action in Los Angeles County Superior Court (the CBD/CNPS Action) against LA County; like the Climate Resolve Action, the CBD/CNPS Action also challenges the Centennial Approvals. The Company, its wholly owned subsidiary Tejon Ranchcorp (“Ranchcorp”), and Centennial Founders, LLC (“Centennial”) are named as real parties-in-interest in both the Climate Resolve Action and the CBD/CNPS Action.
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
On April 5, 2021 the court issued its decision denying the petition for writ of mandate by CBD/CNPS and granting the petition for writ of mandate filed by Climate Resolve. In granting Climate Resolve’s petition, the court found three specific areas where the EIR for the project was lacking. The court ruled that California’s Cap-and-Trade Program cannot be used as a compliance pathway for mitigating greenhouse gas (GHG) impacts for the project and therefore further ruled that additional analysis will be required related to all feasible mitigation of GHG impacts. The court also found that the EIR must provide additional analysis and explanation of how wildland fire risk on lands outside of the project site, posed by on-site ignition sources, is mitigated to less than significant. On April 19, 2021 CBD filed a motion for reconsideration with the court on the denial of their petition for writ of mandate to be granted prevailing party status in the Climate Resolve Action (“Motion for Reconsideration”). The hearing on the Motion for Reconsideration originally scheduled for August 13, 2021, was rescheduled to December 1, 2021.
On November 30, 2021, the Company together with Ranchcorp and Centennial, entered into a Settlement Agreement with Climate Resolve. Pursuant to the Settlement Agreement, the Company has agreed: (1) to make Centennial a net zero greenhouse gas (“GHG”) emissions project through various on-site and off-site measures, including but not limited to installing electric vehicle chargers and establishing and funding incentive programs for the purchase of electric vehicles; (2) to fund certain on-site and off-site fire protection and prevention measures; and (3) to provide annual public reports and create an organization to monitor progress towards these commitments. The foregoing is only a summary of the material terms of the Settlement Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder, and is qualified in its entirety by reference to the Settlement Agreement, a full copy of which is attached hereto this Annual Report (10-K). In exchange, Climate Resolve filed a request for dismissal of the Climate Resolve Action with prejudice from the Los Angeles County Superior Court. On December 3, 2021, the Los Angeles Superior Court granted and entered Climate Resolve’s dismissal with prejudice concluding the Climate Resolve Action. On December 1, 2021, the Los Angeles Superior Court continued CBD/CNPS Motion for Reconsideration to January 14, 2022, directing CBD/CNPS to evaluate the Settlement Agreement reached in the Climate Resolve Action to address issues surrounding remedies should CBD be granted prevailing party status in the Climate Resolve Action, and to evaluate the potential to settle or otherwise address CBD’s objections to the Centennial project. To that end, the Company met and conferred twice on January 4, 2022 and January 20, 2022. On January 14, the Los Angeles County Superior Court heard CBD/CNPS Motion for Reconsideration and issued its decision granting CBD/CNPS prevailing party status in the Climate Resolve Action. The Los Angles County Superior Court set a tentative hearing date of February 25, 2022 concerning the entry of final judgment and awarding of appropriate remedies. Upon mutual request of the Parties and approval by the Court, the February 25, 2022 hearing date has been extended to March 30, 2022. Prior to and subsequent of final judgment being entered, appellate litigation may follow. To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time.
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
Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, or ERISA. The Company in April 2017 froze the Benefit Plan as it relates to future benefit accruals for participants.
The following table sets forth changes in the plan's net benefit obligation and accumulated benefit information as of December 31:

($ in thousands)	2021	2020
Change in benefit obligation - Pension
Benefit obligation at beginning of year	$12,037	$10,710
Interest cost	291	338
Actuarial (gain)/loss assumption changes	(722)	1,248
Benefits paid	(296)	(259)
Benefit obligation and accumulated benefit obligation at end of year	$11,310	$12,037
Change in Plan Assets
Fair value of plan assets at beginning of year	$10,435	$8,920
Actual return on plan assets	821	1,609
Employer contribution	165	165
Benefits/expenses paid	(296)	(259)
Fair value of plan assets at end of year	$11,125	$10,435
Funded status - liability	$(185)	$(1,602)

Amounts recorded in equity
Net actuarial loss	$2,376	$3,242
Total amount recorded	$2,376	$3,242
Amount recorded, net taxes	$1,711	$2,335
Other changes in plan assets and benefit obligations recognized in other comprehensive income include the following as of December 31:

($ in thousands)	2021	2020
Net (gain) loss	$(792)	$282
Recognition of net actuarial loss	(74)	(67)
Total changes	$(866)	$215
Changes, net of taxes	$(624)	$155
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year:

Expected return on plan assets	$552
Interest cost	(312)
Amortization of net gain/(loss)	(46)
Net periodic pension benefit/(cost)	$194
At December 31, 2021 and 2020, the Company had a long-term pension liability. For 2022, the Company is estimating that contributions to the pension plan will be approximately $165,000.

Based on actuarial estimates, it is expected that annual benefit payments from the pension trust will be as follows:

2022	2023	2024	2025	2026	Thereafter
$317	$338	$374	$470	$503	$2,645
Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The new policy is an investment strategy in which the primary focus is to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g. stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Plan's Funded Status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as funded status improves. At December 31, 2021, the investment mix was approximately 35% equity, 64% debt, and 1% money market funds. At December 31, 2020, the investment mix was approximately 65% equity, 34% debt and 1% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 2.80% in 2021 and 2.45% in 2020. The expected long-term rate of return on plan assets is 7.3% in 2021 and 7.3% in 2020. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	2021	2020
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$102	$70
Collective Funds	Level 2	11,023	10,365
Fair value of plan assets		$11,125	$10,435
Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2021	2020	2019
Cost components:
Service cost	$—	$—	$—
Interest cost	(291)	(338)	(389)
Expected return on plan assets	752	643	522
Net amortization and deferral	(74)	(68)	(75)
Total net periodic pension earnings/(cost)	$387	$237	$58
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The Company in April 2017 froze the SERP plan as it relates to the accrual of additional benefits.
The following SERP benefit information is as of December 31:

($ in thousands)	2021	2020
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$8,419	$8,011
Interest cost	163	229
Actuarial gain/assumption changes	(206)	708
Benefits paid	(529)	(529)
Benefit obligation and accumulated benefit obligation at end of year	$7,847	$8,419
Funded status - liability	$(7,847)	$(8,419)

($ in thousands)	2021	2020
Amounts recorded in stockholders’ equity
Net actuarial loss	$2,693	$3,024
Total amount recorded	$2,693	$3,024
Amount recorded, net taxes	$1,939	$2,178

Other changes in benefit obligations recognized in other comprehensive income for 2021 and 2020 included the following components:

($ in thousands)	2021	2020
Net (gain) loss	$(206)	$708
Recognition of net actuarial gain or (loss)	(125)	(86)
Total changes	$(331)	$622
Changes, net of taxes	$(239)	$448
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Interest cost	$(182)
Amortization of net (gain)/loss	(114)
Net periodic pension earnings/(cost)	$(296)
Based on actuarial estimates, it is expected that annual SERP benefit payments will be as follows ($ in thousands):

2022	2023	2024	2025	2026	Thereafter
$526	$510	$487	$562	$553	$2,592
The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 2.40% and 0.0% for 2021, 2.00% and 0.0% for 2020, and 2.95% and 0.00% for 2019. Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2021	2020	2019
Cost components:
Interest cost	$(163)	$(229)	$(303)
Net amortization and other	(125)	(86)	(62)
Total net periodic pension earnings/(cost)	$(288)	$(315)	$(365)

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
Information pertaining to operating results of the Company's reporting segments are as follows for each of the years ended December 31:

($ in thousands)	2021	2020	2019
Revenues
Real estate—commercial/industrial	$19,476	$9,536	$16,792
Mineral resources	20,987	10,736	9,791
Farming	11,039	13,866	19,331
Ranch operations	4,111	3,692	3,609
Segment revenues	55,613	37,830	49,523
Equity in unconsolidated joint ventures, net	9,202	4,504	16,575
Gain on sale of real estate	—	1,331	—
Investment income	57	884	1,239
Total revenues and other income	64,872	44,549	67,337
Segment Profits (Losses)
Real estate—commercial/industrial	7,523	2,414	3,831
Real estate—resort/residential	(1,723)	(1,612)	(2,247)
Mineral resources	7,428	4,322	3,973
Farming	(3,077)	(1,237)	4,080
Ranch operations	(568)	(1,204)	(1,707)
Segment profits (1)	9,583	2,683	7,930
Equity in unconsolidated joint ventures, net	9,202	4,504	16,575
Gain on sale of real estate	—	1,331	—
Investment income	57	884	1,239
Other income	164	110	(1,824)
Corporate expenses	(9,843)	(9,430)	(9,361)
Income from operations before income taxes	$9,163	$82	$14,559

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
During the second quarter of 2021, the Company contributed a 38.86 acre land parcel contributed with a fair value of $8,464,000 to TRC-MRC 4, LLC. The Company recognized revenues of $5,679,000 and deferred profit of $2,785,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.
During the fourth quarter of 2021, the Company sold 17.1 acres of land to a third party for $4,655,000. The Company recognized land sales revenue of $4,355,000 and deferred $300,000 attributable to a performance obligation within the contract after applying the five-step revenue recognition model in accordance with Accounting Standards Codification (ASC) Topic 606 - Revenue From Contracts With Customers.

In 2020, the Company sold building and land, previously belonging to this segment, that was previously operated by a fast food tenant to its joint venture, Petro Travel Plaza LLC. The Company received a cash distribution of $2,000,000 from the joint venture, and realized a Gain on Sale of Real Estate of $1,331,000.
The following table summarizes revenues, expenses and operating income from this segment for each of the years ended December 31:

($ in thousands)	2021	2020	2019
Commercial revenues	$19,476	$9,536	$16,792
Equity in earnings of unconsolidated joint ventures	9,202	4,504	16,575
Commercial revenues and equity in earnings of unconsolidated joint ventures	$28,678	$14,040	$33,367
Commercial expenses	11,953	7,122	12,961
Operating results from commercial and unconsolidated joint ventures	$16,725	$6,918	$20,406

Real Estate - Resort/Residential
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. The segment produced losses of $1,723,000, $1,612,000, and $2,247,000 during the years ended December 31, 2021, 2020, and 2019, respectively.
Mineral Resources
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from the Company's land along with revenue from water sales. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2021	2020	2019
Mineral resources revenues	$20,987	$10,736	$9,791
Mineral resources expenses	$13,559	$6,414	$5,818
Operating results from mineral resources	$7,428	$4,322	$3,973
Farming
The farming segment produces revenues from the sale of wine grapes, almonds, pistachios and hay. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2021	2020	2019
Farming revenues	$11,039	$13,866	$19,331
Farming expenses	$14,116	$15,103	$15,251
Operating results from farming	$(3,077)	$(1,237)	$4,080
Ranch Operations
Ranch operations consists of game management revenues and ancillary land uses such as grazing leases and filming. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2021	2020	2019
Ranch operations revenues	$4,111	$3,692	$3,609
Ranch operations expenses	$4,679	$4,896	$5,316
Operating results from ranch operations	$(568)	$(1,204)	$(1,707)

Information pertaining to assets of the Company’s reporting segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2021
Real estate - commercial/industrial	$82,397	$463	$4,906
Real estate - resort/residential	305,818	31	8,064
Mineral resources	52,440	1,368	—
Farming	47,160	1,789	7,416
Ranch operations	2,079	455	306
Corporate	56,142	488	187
Total	$546,036	$4,594	$20,879
2020
Real estate - commercial/industrial	$73,317	$486	$7,128
Real estate - resort/residential	297,052	39	9,764
Mineral resources	57,797	1,384	25
Farming	38,090	1,989	5,145
Ranch operations	2,442	482	91
Corporate	67,651	558	106
Total	$536,349	$4,938	$22,259
2019
Real estate - commercial/industrial	$76,814	$517	$8,690
Real estate - resort/residential	286,801	51	12,811
Mineral resources	55,049	1,371	37
Farming	41,258	1,909	3,362
Ranch operations	2,624	526	213
Corporate	76,876	662	109
Total	$539,422	$5,036	$25,222
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
17.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2021 was $43,418,000. The equity in the income of the unconsolidated joint ventures was $9,202,000 for the twelve months ended December 31, 2021. The unconsolidated joint ventures have not been consolidated as of December 31, 2021, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components such as fuel inventory and pricing at the facility. At December 31, 2021, the Company had an equity investment balance of $22,915,000 in this joint venture.
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
•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form five 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. The Company and Majestic guarantee the performance of all outstanding debt. At December 31, 2021, the Company's investment in these joint ventures was $5,528,000, which includes an outside basis.
◦In February 2022, we formed TRC-MRC Multi I, LLC, to pursue the development, construction, lease-up, and management of 495 multi-family rental units located within TRCC-East.
◦On March 25, 2021, TRC-MRC 4 LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. Construction of the building has begun with completion expected in 2022. The construction is being financed by a $47,500,000 construction loan that had an outstanding balance of $16,307,000 as of December 31, 2021. The construction loan is individually and collectively guaranteed by the Company and Majestic. In June 2021, the Company contributed land with a fair value of $8,464,000 to TRC-MRC 4, LLC. The total cost of the land was $2,895,000. The Company recognized profit of $2,785,000 and deferred profit of $2,785,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.
◦In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building on the Company's property at TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in the fourth quarter of 2019, and the Company has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $35,324,000 as of December 31, 2021. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $859,000 as of December 31, 2021.
◦In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028, and currently has an outstanding principal balance of $23,255,000. Since inception, the Company has received excess distributions resulting in a deficit balance of $1,670,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of the consolidated balance sheet. The Company will continue to record its equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on the consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will recognize any balance classified as a liability as income.
◦In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction of the building during the third quarter of 2017. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance of $1,669,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of the consolidated balance sheet. The Company will continue to record its equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on the consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will recognize any balance classified as a liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original principal balance of the mortgage loan was $25,030,000, of which $23,400,000 was outstanding at December 31, 2021.

•Rockefeller Joint Ventures – The Company has two joint ventures with Rockefeller Group Development Corporation or Rockefeller as of December 31, 2021. At December 31, 2021, the Company’s combined equity investment balance in these joint ventures was $14,975,000.
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
▪The 18-19 West LLC joint venture had a purchase option in place with a third-party to purchase lots l8 and 19 at a price of $15,213,000. In November 2021, the third-party exercised the land option and purchased the land from the joint venture for $15,213,000. The cash proceeds from the sale was distributed to the partners in the first quarter of 2022.
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
◦The second joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed in 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control by voting interest alone. The Company is the named managing member. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On September 7, 2021, the TRCC/Rock Outlet Center LLC joint venture successfully extended the maturity date of its term note with a financial institution from September 5, 2021 to May 31, 2024. In connection with the loan extension, the joint venture also reduced the outstanding amount by $4,600,000. As of December 31, 2021, the outstanding balance of the term note was $28,783,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. At December 31, 2021, the Company owned 93.03% of CFL.
The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

Condensed balance sheet information and statement of operations of the Company’s unconsolidated joint ventures are as follows:
Balance Sheet Information as of December 31:

	Joint Venture						TRC
	Assets		Borrowings		Equity		Investment In
	2021	2020	2021	2020	2021	2020	2021	2020
Petro Travel Plaza Holdings LLC	$78,064	$77,516	$(14,848)	$(15,291)	$58,859	$59,597	$22,915	$23,358
Five West Parcel, LLC	—	—	—	—	—	—	—	—
18-19 West, LLC[1]	14,965	4,733	—	—	14,895	4,483	6,877	1,672
TRCC/Rock Outlet Center, LLC	61,927	65,475	(28,783)	(34,845)	32,323	29,608	8,098	6,741
TRC-MRC 1, LLC	24,964	26,502	(23,400)	(23,985)	1,209	2,059	—	—
TRC-MRC 2, LLC	20,497	20,191	(23,255)	(23,869)	(5,657)	(7,741)	—	—
TRC-MRC 3, LLC	37,579	38,502	(35,324)	(35,785)	(914)	(2,001)	859	1,753
TRC-MRC 4, LLC	25,671	—	(16,307)	—	9,319	—	4,669	—
Total	$263,667	$232,919	$(141,917)	$(133,775)	$110,034	$86,005	$43,418	$33,524

Centennial Founders, LLC	$101,178	$98,898	$—	$—	$100,261	$98,565	Consolidated
[1]Comprised of cash received from sale of land.

Condensed Statement of Operations Information as of December 31:

	Joint Venture						TRC
	Revenues			Earnings(Loss)			Equity in Earnings (Loss)
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Petro Travel Plaza Holdings LLC	$137,090	$86,331	$117,708	$8,262	$9,536	$14,684	$4,957	$5,722	$8,810
Five West Parcel, LLC	—	—	2,648	—	(6)	18,239	—	(2)	9,119
18-19 West, LLC	15,472	6	15	10,411	(136)	(107)	5,206	(68)	(53)
TRCC/Rock Outlet Center, LLC[1]	5,642	5,495	6,278	(2,885)	(4,180)	(3,843)	(1,443)	(2,090)	(1,921)
TRC-MRC 1, LLC	3,237	3,123	3,067	(15)	129	91	(7)	64	46
TRC-MRC 2, LLC	4,024	4,087	4,023	1,268	1,357	1,151	634	678	575
TRC-MRC 3, LLC	$3,729	$4,032	$—	$(288)	$399	$(2)	$(144)	$200	$(1)
TRC-MRC 4, LLC	$—	$—	$—	$(1)	$—	$—	$(1)	$—	$—
	$169,194	$103,074	$133,739	$16,752	$7,099	$30,213	$9,202	$4,504	$16,575

Centennial Founders, LLC	$409	$419	$469	$(80)	$(103)	$(20)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.2 million, $1.3 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 5,749 acre-feet of water subject to SWP allocations. In December 2019, the Company's Executive Vice President and Chief Operating Officer became one of nine directors at WRMWSD. As of December 31, 2021 and December 31, 2020, the Company paid $6,223,000 and $5,181,000 for these water contracts and related costs, respectively.
19.    SUBSEQUENT EVENT
On February 4, 2022, the Company sold a 12.3 acre land parcel to a third-party located at TRCC-West for $4,680,000.