Form 10-Q
period 2022-03-31
TEJON RANCH CO
filed 2022-05-09
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on April 30, 2022 was 26,481,691.

TEJON RANCH CO. AND SUBSIDIARIES
`

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Real estate - commercial/industrial	$7,349	$2,228
Mineral resources	11,968	7,176
Farming	655	607
Ranch operations	1,048	1,043
Total revenues	21,020	11,054
Costs and Expenses:
Real estate - commercial/industrial	2,736	1,552
Real estate - resort/residential	423	553
Mineral resources	7,157	5,047
Farming	1,762	1,478
Ranch operations	1,315	1,187
Corporate expenses	2,415	2,291
Total expenses	15,808	12,108
Operating income (loss)	5,212	(1,054)
Other Income:
Investment income	17	7
Other income, net	918	64
Total other income	935	71
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	6,147	(983)
Equity in earnings (losses) of unconsolidated joint ventures, net	1,213	(59)
Income (loss) before income tax expense	7,360	(1,042)
Income tax expense	3,046	21
Net income (loss)	4,314	(1,063)
Net income (loss) attributable to non-controlling interest	7	(8)
Net income (loss) attributable to common stockholders	$4,307	$(1,055)
Net income (loss) per share attributable to common stockholders, basic	$0.16	$(0.04)
Net income (loss) per share attributable to common stockholders, diluted	$0.16	$(0.04)

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$4,314	$(1,063)
Other comprehensive (loss) gain:
Unrealized loss on available-for-sale securities	(68)	(10)
Unrealized gain on interest rate swap	2,553	2,203
Other comprehensive gain before taxes	2,485	2,193
Expense for income taxes related to other comprehensive income items	(695)	(613)
Other comprehensive gain	1,790	1,580
Comprehensive income	6,104	517
Comprehensive income (loss) attributable to non-controlling interests	7	(8)
Comprehensive income attributable to common stockholders	$6,097	$525
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,705	$36,195
Marketable securities - available-for-sale	19,537	10,983
Accounts receivable	3,275	6,473
Inventories	8,270	5,702
Prepaid expenses and other current assets	4,235	3,619
Total current assets	72,022	62,972
Real estate and improvements - held for lease, net	17,207	17,301
Real estate development (includes $113,014 at March 31, 2022 and $112,063 at December 31, 2021, attributable to Centennial Founders, LLC, Note 15)	321,449	319,030
Property and equipment, net	51,426	50,699
Investments in unconsolidated joint ventures	37,348	43,418
Net investment in water assets	50,982	50,997
Other assets	1,594	1,619
TOTAL ASSETS	$552,028	$546,036

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$4,271	$4,545
Accrued liabilities and other	3,047	3,451
Deferred income	2,543	1,907
Income Taxes Payable	4,591	1,217
Current maturities of long-term debt	4,531	4,475
Total current liabilities	18,983	15,595
Long-term debt, less current portion	47,001	48,155
Long-term deferred gains	7,839	8,409
Deferred tax liability	3,596	2,898
Other liabilities	11,727	14,468
Total liabilities	89,146	89,525
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 26,473,349 at March 31, 2022 and 26,400,921 at December 31, 2021	13,237	13,200
Additional paid-in capital	345,166	344,936
Accumulated other comprehensive loss	(5,032)	(6,822)
Retained earnings	94,142	89,835
Total Tejon Ranch Co. Stockholders’ Equity	447,513	441,149
Non-controlling interest	15,369	15,362
Total equity	462,882	456,511
TOTAL LIABILITIES AND EQUITY	$552,028	$546,036
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income (loss)	$4,314	$(1,063)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	967	965
Amortization of premium/discount of marketable securities	40	11
Equity in earnings of unconsolidated joint ventures, net	(1,213)	59
Non-cash retirement plan (benefit) expense	26	(25)
Profit from water sales[1]	(734)	—
Profit from land sales[2]	(3,589)	—
Gain on sale of property plant and equipment	(925)	(36)
Deferred income taxes	—	—
Stock compensation expense	1,219	1,276
Excess tax shortfall from stock-based compensation	3	155
Distribution of earnings from unconsolidated joint ventures	4,931	163
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	553	946
Current liabilities	2,392	1,263
Net cash provided by operating activities	7,984	3,714
Investing Activities
Maturities and sales of marketable securities	7,967	900
Funds invested in marketable securities	(16,629)	(5,715)
Real estate and equipment expenditures	(4,432)	(5,218)
Proceeds from sale of real estate/assets	—	45
Investment in unconsolidated joint ventures	—	(500)
Distribution of equity from unconsolidated joint ventures	2,631	462
Proceeds from water sales[1]	1,723	—
Investments in water assets	(941)	(1,653)
Net proceeds from land sales[2]	4,438	—
Net cash used in investing activities	(5,243)	(11,679)
Financing Activities
Repayments of long-term debt	(1,109)	(1,066)
Taxes on vested stock grants	(1,122)	(966)
Net cash used in financing activities	(2,231)	(2,032)
Increase (decrease) in cash and cash equivalents	510	(9,997)
Cash, cash equivalents, and restricted cash at beginning of period	37,398	55,320
Cash, cash equivalents, and restricted cash at end of period	$37,908	$45,323

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$36,705	$45,323
Restricted cash (Shown in Other Assets)	1,203	—
Total cash, cash equivalents, and restricted cash	$37,908	$45,323

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$(850)	$(1,076)
Accrued long-term water assets included in current liabilities	$(374)	$262

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

Given the nature of our water assets and the aforementioned authoritative guidance, the Company estimates the appropriate classification of water assets purchased based on the timing of the sale of the water. Water purchased in prior periods that was classified as investing was sold for $1.7 million in 2022, this cash inflow is appropriately classified in the Company’s investing activities. The profit of $0.7 million related to the water purchased in prior periods is appropriately being deducted from operating activities for the current period. The Company has and will continue to apply this methodology to water asset transactions that meet this fact pattern.

2In determining the classification of cash inflows and outflows related to land development costs, the Company’s practices are supported by Accounting Standards Codification (“ASC”) 230-10-45-22, which provides that “Certain cash receipts and payments have aspects of more than one class of cash flows…. If so, the appropriate classification shall depend on the activity that is likely to be the predominant source of cash flows for the item.” Also, at the 2006 American Institution of Certified Public Accountants Conference on Current SEC and PCAOB Developments, the Securities and Exchange Commission, or SEC staff discussed that an entity should be consistent in how it classifies cash outflows and inflows related to an asset’s purchase and sale and noted that when cash flow classification is unclear, registrants must use judgment and analysis that considers the nature of the activity and the predominant source of cash flow for these items.

Given the nature of our land development costs and the aforementioned authoritative guidance, the Company estimates the appropriate classification of land development costs based on the timing of the sale of land. Land development costs incurred during prior periods that were classified as investing were sold for $4.7 million in 2022, this cash inflow is appropriately classified in the Company’s investing activities. The profit of $3.6 million related to land development costs incurred in prior periods is appropriately being deducted from operating activities for the current period. The Company has and will continue to apply this methodology to land sale transactions that meet this fact pattern.

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	26,400,921	$13,200	$344,936	$(6,822)	$89,835	$441,149	$15,362	$456,511
Net income	—	—	—	—	4,307	4,307	7	4,314
Other comprehensive income	—	—	—	1,790		1,790	—	1,790
Restricted stock issuance	136,288	68	(68)	—	—	—	—	—
Stock compensation	—	—	1,389	—	—	1,389	—	1,389
Shares withheld for taxes and tax benefit of vested shares	(63,860)	(31)	(1,091)	—	—	(1,122)	—	(1,122)
Balance, March 31, 2022	26,473,349	$13,237	$345,166	$(5,032)	$94,142	$447,513	$15,369	$462,882

Balance, December 31, 2020	26,276,830	$13,137	$342,059	$(9,720)	$84,487	$429,963	$15,368	$445,331
Net loss	—	—	—	—	(1,055)	(1,055)	(8)	(1,063)
Other comprehensive income	—	—	—	1,580	—	1,580	—	1,580
Restricted stock issuance	117,943	59	(59)	—	—	—	—	—
Stock compensation	—	—	1,266	—	—	1,266	—	1,266
Shares withheld for taxes and tax benefit of vested shares	(58,658)	(29)	(937)	—	—	(966)	—	(966)
Balance, March 31, 2021	26,336,115	$13,167	$342,329	$(8,140)	$83,432	$430,788	$15,360	$446,148

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
The periods ended March 31, 2022 and December 31, 2021 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment and statements of cash flows. The Company’s March 31, 2022 and December 31, 2021 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
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
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities, water activities, timing of real estate sales and leasing activities. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year. Please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relate to funds held in escrow. The Company had $1,203,000 of restricted cash as of March 31, 2022.
Recent Accounting Pronouncements
No new Accounting Standards Update, or ASU, is applicable to our consolidated financial statements as of March 31, 2022.
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

	Three Months Ended March 31,
	2022	2021
Weighted average number of shares outstanding:
Common stock	26,431,989	26,313,722
Common stock equivalents	47,507	57,010
Diluted shares outstanding	26,479,496	26,370,732

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

($ in thousands)		March 31, 2022		December 31, 2021
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrealized losses for less than 12 months		$—	$—	$401	$400
with unrealized gains		649	649	—	—
Total Certificates of deposit	Level 1	649	649	401	400
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		4,637	4,616	1,360	1,358
Total U.S. Treasury and agency notes	Level 2	4,637	4,616	1,360	1,358
Corporate notes
with unrealized losses for less than 12 months		12,081	12,033	9,231	9,225
with unrealized losses for more than 12 months		595	589	—	—
with unrealized gains		1,500	1,500	—	—
Total Corporate notes	Level 2	14,176	14,122	9,231	9,225
Municipal notes
with unrealized losses for less than 12 months		152	150	—	—
Total Municipal notes	Level 2	152	150	—	—
		$19,614	$19,537	$10,992	$10,983
ASC Topic 326, "Financial Instruments - Credit Losses," requires the Company to use an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At March 31, 2022, the Company has not recorded any credit losses.
At March 31, 2022, the fair market value of marketable securities was $77,000 below their cost basis. The Company’s gross unrealized holding gains equaled zero and gross unrealized holding losses equaled $77,000. As of March 31, 2022, the adjustment to accumulated other comprehensive loss reflected a decline in market value of $68,000, including estimated taxes of $19,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326. The accrued interest receivables balance totaled $71,000 as of March 31, 2022, and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at March 31, 2022 and December 31, 2021 were caused by relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. As of March 31, 2022 and December 31, 2021, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of March 31, 2022 and December 31, 2021.

Corporate notes
The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of March 31, 2022 and December 31, 2021, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of March 31, 2022 and December 31, 2021.
The following tables summarize the maturities, at par, of marketable securities as of:

	March 31, 2022
($ in thousands)	2022	2023	Total
Certificates of deposit	$649	$—	$649
U.S. Treasury and agency notes	3,618	1,000	4,618
Corporate notes	7,527	6,575	14,102
	$11,794	$7,575	$19,369

	December 31, 2021
($ in thousands)	2022	2023	Total
Certificates of deposit	$400	$—	$400
U.S. Treasury and agency notes	855	500	1,355
Corporate notes	8,925	250	9,175
	$10,180	$750	$10,930
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of March 31, 2022.
4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	March 31, 2022	December 31, 2021
Real estate development
Mountain Village	$151,409	$150,668
Centennial	113,014	112,063
Grapevine	38,149	37,922
Tejon Ranch Commerce Center	18,877	18,377
Real estate development	$321,449	$319,030

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	$20,590	$20,595
Less accumulated depreciation	(3,383)	(3,294)
Real estate and improvements - held for lease, net	$17,207	$17,301

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
The Company has secured State Water Project, or SWP, entitlements under long-term SWP water contracts within the Tulare Lake Basin Water Storage District, or Tulare Lake Basin, and the Dudley-Ridge Water District, or Dudley-Ridge, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and have been transferred to the Antelope Valley East Kern Water Agency, or AVEK, for the Company's use in the Antelope Valley. In 2013, the Company acquired a contract to purchase water that obligates the Company to purchase 6,693 acre-feet of water each year from Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County.
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2022 is $861 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the consumer price index or 3%.
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
Water revenues and cost of sales were as follows ($ in thousands):

	March 31, 2022	March 31, 2021
Acre-Feet Sold	6,970	5,881

Revenues	$10,157	$6,252
Cost of sales	6,345	4,351
Profit	$3,812	$1,901

The costs assigned to water assets held for future use were as follows ($ in thousands):

	March 31, 2022	December 31, 2021
Banked water and water for future delivery	$23,855	$25,020
Transferable water	4,370	2,879
Total water held for future use at cost	$28,225	$27,899

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	March 31, 2022		December 31, 2021
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(5,428)	$11,581	$(5,307)
Nickel water rights	18,740	(5,408)	18,740	(5,247)
Tulare Lake Basin water rights	6,479	(3,207)	6,479	(3,148)
	$36,800	$(14,043)	$36,800	$(13,702)
Net cost of purchased water contracts	22,757		23,098
Total cost water held for future use	28,225		27,899
Net investments in water assets	$50,982		$50,997

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

(in acre-feet, unaudited)	March 31, 2022	December 31, 2021
Water held for future use
TCWD - Banked water owned by the Company	55,227	56,189
Company water bank	50,349	50,349
Water available for banking, sales, or internal use	5,504	4,203
Total water held for future use	111,080	110,741
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	142,513	142,174
Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C., or PEF, in 2015. PEF is a current lessee of the Company in a land lease for the operation of a power plant. Pursuant to the Water Supply Agreement, PEF may purchase from the Company up to 3,500 acre-feet of water per year until July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from the Company in any year but is required to pay the Company an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2022 is $1,224 per acre-foot, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties that are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following:

($ in thousands)	March 31, 2022	December 31, 2021
Accrued vacation	$801	$782
Accrued paid personal leave	364	356
Accrued bonus	530	2,062
Property tax payable[1]	1,317	—
Other	35	251
	$3,047	$3,451

[1] California property taxes are accrued throughout the year and are paid every April and December.
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	March 31, 2022	December 31, 2021
Notes payable	$51,674	$52,784
Less: line-of-credit and current maturities of long-term debt	(4,531)	(4,475)
Less: deferred loan costs	(142)	(154)
Long-term debt, less current portion	$47,001	$48,155

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	March 31, 2022	December 31, 2021
Pension liability	$136	$185
Interest rate swap liability (Note 10)	535	3,088
Supplemental executive retirement plan liability	7,789	7,847
Excess joint venture distributions and other	3,267	3,348
Total	$11,727	$14,468
For the captions presented in the table above, please refer to the respective Notes to Unaudited Consolidated Financial Statements for further detail.
9.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company’s stock incentive plans provide for the making of awards to employees based upon a service condition or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with service condition vesting; performance share grants that only vest upon the achievement of specified performance conditions, such as share price, or as Performance Condition Grants; and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance measures, or Performance Milestone Grants. Performance Condition Grants with market-based conditions are based on the achievement of a target share price. The share price used to calculate vesting for market-based awards is determined using a Monte Carlo simulation. Failure to achieve the target share price will result in the forfeiture of shares. Forfeiture of share awards with service conditions or performance-based restrictions will result in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions do not result in a reversal of previously recognized share-based compensation expense.

The following is a summary of the Company’s Performance Condition Grants as of the three months ended March 31, 2022:

Performance Condition Grants
Threshold performance	—
Target performance	453,747
Maximum performance	342,411
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance grants for the three months ended March 31, 2022:

March 31, 2022
Stock Grants Outstanding Beginning of Period at Target Achievement	683,645
New Stock Grants/Additional Shares due to Achievement in Excess of Target	60,078
Vested Grants	(128,893)
Expired/Forfeited Grants	(14,291)
Stock Grants Outstanding End of Period at Target Achievement	600,539

The following is a summary of the assumptions used to determine the price for the Company’s market-based Performance Condition Grants for the three months ended March 31, 2022:

($ in thousands except for share prices)
Grant date	12/12/2019	03/11/2020	12/11/2020	03/18/2021	12/16/2021	03/17/2022
Vesting end	12/31/2022	12/31/2022	12/31/2023	03/18/2024	12/16/2024	03/17/2025
Share price at target achievement	$18.80	$16.36	$17.07	$20.02	$21.58	$20.43

Expected volatility	17.28%	18.21%	29.25%	30.30%	31.29%	31.54%
Risk-free interest rate	1.69%	0.58%	0.19%	0.33%	0.92%	2.13%

Simulated Monte Carlo share price	$11.95	$5.87	$15.59	$18.82	$21.48	$21.75
Shares granted	6,327	81,716	3,628	10,905	3,536	13,338
Total fair value of award	$76	$480	$57	$205	$76	$290
The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of March 31, 2022 were $3,031,000 and 12 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. The fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to a maximum, the Company determined, based on historic and projected results, the probability of (1) achieving the performance objective and (2) the level of achievement. Based on this information, the Company determines the fair value of the award and measures the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company will adjust stock compensation costs according to the actual outcome of the performance condition.
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
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Three Months Ended March 31,
Employee Plan:	2022	2021
Expensed	$1,067	$1,146
Capitalized	170	(10)
	1,237	1,136
NDSI Plan - Expensed	152	130
Total Stock Compensation Costs	$1,389	$1,266
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
During the quarter ended March 31, 2022, the interest rate swap agreement was deemed highly effective. Changes in fair value, including accrued interest and adjustments for non-performance risk, that qualify as cash flow hedges are classified in accumulated other comprehensive income, or AOCI. Amounts classified in AOCI are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.
As of March 31, 2022, the fair value of the interest rate swap agreement was less than its cost basis and as such is recorded within Other Liabilities on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of March 31, 2022 and December 31, 2021 ($ in thousands):

March 31, 2022
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(535)	$49,790

December 31, 2021
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(3,088)	$50,837
11.     INCOME TAXES
The Company’s provision for income taxes as of March 31, 2022 has been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the three months ended March 31, 2022, the Company’s income tax expense was $3,046,000 compared to $21,000 for the three months ended March 31, 2021. Effective tax rates were 41% and -2% for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had income tax payables of $4,591,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.
For the three months ended March 31, 2022, the Company’s effective tax rate was above statutory tax rates as a result of permanent differences related to Section 162(m) limitations and discrete tax expense associated with stock compensation. The Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts Jobs Act. The discrete item was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have an impact on the Company's current income tax payable.
12.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $12,066,000 is expected to be paid in 2022. These estimated water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. Contractual obligations for future water payments were $277,288,000 as of March 31, 2022.
Conservancy Payments
As of March 31, 2022, the Company has fulfilled its financial obligations to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement that was entered into with five major environmental organizations in 2008.
Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be finalized until the future payment dates. The Company believes as of March 31, 2022, the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of March 31, 2022, there were no additional improvement funds remaining from the West CFD bonds. There are $15,647,940 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal 2022, the Company expects to pay approximately $3,247,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The tax assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate of the property at the time of sale or at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on March 31, 2022.
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
The Company's former tenant Lafarge Corporation, or Lafarge, and current tenant National, remediated these environmental conditions consistent with the RWQCB orders and continue to maintain monitoring activities.
As of March 31, 2022, the Company is not aware of any failure by Lafarge or National to comply with directives of the RWQCB. Under current and prior leases, National and Lafarge are obligated to indemnify the Company for costs and liabilities arising out of their use of the leased premises. The remediation of environmental conditions is included within the scope of the National or Lafarge indemnity obligations. If the Company were required to remediate any environmental conditions at its own cost, it is unlikely that the amount of any such expenditure by the Company at this point in time would be material and there is no reasonable likelihood of continuing risk from this matter.

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
On April 5, 2021 the court issued its decision denying the petition for writ of mandate by CBD/CNPS and granting the petition for writ of mandate filed by Climate Resolve. In granting Climate Resolve’s petition, the court found three specific areas where the EIR for the project was lacking. The court ruled that California’s Cap-and-Trade Program cannot be used as a compliance pathway for mitigating greenhouse gas (GHG) impacts for the project and therefore further ruled that additional analysis will be required related to all feasible mitigation of GHG impacts. The court also found that the EIR must provide additional analysis and explanation of how wildland fire risk on lands outside of the project site, posed by on-site ignition sources, is mitigated to less than significant. On April 19, 2021 CBD filed a motion for reconsideration with the court on the denial of their petition for writ of mandate to be granted prevailing party status in the Climate Resolve Action (“Motion for Reconsideration”). The hearing on the Motion for Reconsideration originally scheduled for August 13, 2021, was rescheduled to December 1, 2021.

On November 30, 2021, the Company together with Ranchcorp and Centennial, entered into a Settlement Agreement with Climate Resolve. Pursuant to the Settlement Agreement, the Company has agreed: (1) to make Centennial a net zero greenhouse gas (“GHG”) emissions project through various on-site and off-site measures, including but not limited to installing electric vehicle chargers and establishing and funding incentive programs for the purchase of electric vehicles; (2) to fund certain on-site and off-site fire protection and prevention measures; and (3) to provide annual public reports and create an organization to monitor progress towards these commitments. The foregoing is only a summary of the material terms of the Settlement Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Settlement Agreement, a full copy of which is attached hereto this Annual Report (10-K). In exchange, Climate Resolve filed a request for dismissal of the Climate Resolve Action with prejudice from the Los Angeles County Superior Court. On December 3, 2021, the Los Angeles Superior Court granted and entered Climate Resolve’s dismissal with prejudice concluding the Climate Resolve Action. On December 1, 2021, the Los Angeles Superior Court continued CBD/CNPS Motion for Reconsideration to January 14, 2022, directing CBD/CNPS to evaluate the Settlement Agreement reached in the Climate Resolve Action to address issues surrounding remedies should CBD be granted prevailing party status in the Climate Resolve Action, and to evaluate the potential to settle or otherwise address CBD’s objections to the Centennial project. To that end, the Company met and conferred twice on January 4, 2022 and January 20, 2022. On January 14, the Los Angeles County Superior Court heard CBD/CNPS Motion for Reconsideration and issued its decision granting CBD/CNPS prevailing party status in the Climate Resolve Action. The Los Angeles County Superior Court set a tentative hearing date of February 25, 2022 concerning the entry of final judgment and awarding of appropriate remedies. Upon mutual request of the parties and approval by the Court, the February 25, 2022 hearing date has been extended twice, originally to March 30, 2022, and then again to May 13, 2022. Prior to and subsequent of final judgment being entered, appellate litigation may follow. To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time.
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

13.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). In April 2017, the Company froze the Benefit Plan as it relates to future benefit accruals for participants. The Company expects to contribute $165,000 to the Benefit Plan in 2022.
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At March 31, 2022, the investment mix was approximately 20% equity, 79% debt, and 1% money market funds. At December 31, 2021, the investment mix was approximately 35% equity, 64% debt, and 1% money market funds. Equity investments comprise of value, growth, large cap, small cap and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. A weighted average discount rate of 2.8% was used in determining the net periodic pension cost for fiscal 2022 and 2021. The assumed expected long-term rate of return on plan assets is 7.3% for both fiscal 2022 and 2021. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement earnings for the Benefit Plan was as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Earnings (cost) components:
Interest cost	$(78)	$(73)
Expected return on plan assets	138	188
Net amortization and deferral	(12)	(18)
Total net periodic pension earnings	$48	$97

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
The pension and retirement expense for the SERP was as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Cost components:
Interest cost	$(46)	$(41)
Net amortization and other	(29)	(31)
Total net periodic pension expense	$(75)	$(72)

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

	Three Months Ended March 31,
($ in thousands)	2022	2021
Commercial/industrial revenues	$7,349	$2,228
Equity in earnings of unconsolidated joint ventures	1,213	(59)
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	8,562	2,169
Commercial/industrial expenses	2,736	1,552
Operating results from commercial/industrial and unconsolidated joint ventures	$5,826	$617

Real Estate - Resort/Residential
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $423,000 and $553,000 for the three months ended March 31, 2022 and 2021, respectively.

Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Mineral resources revenues	$11,968	$7,176
Mineral resources expenses	7,157	5,047
Operating results from mineral resources	$4,811	$2,129

Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Farming revenues	$655	$607
Farming expenses	1,762	1,478
Operating results from farming	$(1,107)	$(871)
Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Ranch operations revenues	$1,048	$1,043
Ranch operations expenses	1,315	1,187
Operating results from ranch operations	$(267)	$(144)
15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of March 31, 2022 was $37,348,000. Equity in earnings from unconsolidated joint ventures was $1,213,000 for the three months ended March 31, 2022. The unconsolidated joint ventures have not been consolidated as of March 31, 2022, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC, or Petro, is an unconsolidated joint venture with TravelCenters of America that develops and manages travel plazas, gas stations, convenience stores, and fast-food restaurants throughout TRCC. The Company has 50% of the voting rights but participates in 60% of all profits and losses. The Company does not control the investment due to having only 50% of the voting rights. The Company's partner is the managing partner and performs all of the day-to-day operations and has significant decision-making authority over key business components such as fuel inventory and pricing at the facilities. The Company's investment in this joint venture was $24,076,000 as of March 31, 2022.
•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of real estate projects throughout the United States. The Company has formed six 50/50 joint ventures with Majestic to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint ventures. The Company and Majestic guarantee the performance of all outstanding debt.
◦On March 29, 2022, TRC-MRC 5 LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East.
◦In February 2022, we formed TRC-MRC Multi I, LLC, to pursue the development, construction, lease-up, and management of a approximately 495 multi-family rental units located within TRCC-East.
◦On March 25, 2021, TRC-MRC 4 LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. Construction of the building has begun with completion expected in 2022. The construction is being financed by a $47,500,000 construction loan that had an outstanding balance of $24,039,000 as of March 31, 2022. The construction loan is individually and collectively guaranteed by the Company and Majestic. In 2021, the Company contributed land with a fair value of $8,464,000 to TRC-MRC 4, LLC. The total cost of the land was $2,895,000. The Company recognized profit of $2,785,000 and deferred profit of $2,785,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures. The Company's investment in this joint venture was $4,668,000 as of March 31, 2022.

◦In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary; therefore, it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in the fourth quarter of 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $35,120,000 as of March 31, 2022. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $713,000 as of March 31, 2022.
◦In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, which was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028 and has an outstanding principal balance of $23,097,000 as of March 31, 2022. The building is 100% leased as of March 31, 2022. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,498,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
◦In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The building is 100% leased as of March 31, 2022. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,764,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $23,250,000 was outstanding as of March 31, 2022. During the first quarter we received notice from a tenant of plans to vacate their current space, concurrently, we received a request from a second tenant wanting to move into a larger space. These two events will free up approximately 240,000 square feet of space during the second quarter.
•Rockefeller Joint Ventures – The Company has two active joint ventures with Rockefeller Group Development Corporation, or Rockefeller. At March 31, 2022, the Company’s combined equity investment balance in these two joint ventures was $7,891,000.
◦18-19 West LLC was formed in August 2009 through the contribution of 61.5 acres of land by the Company that is being held for future development. The Company owns a 50% interest in this joint venture, and the joint venture is being accounted for under the equity method due to both members having significant participating rights in the management of the venture. In 2021, a third-party purchased the land from the joint venture for $15,213,000. The cash proceeds from the sale were distributed to the partners in the first quarter of 2022 and we expect to dissolve the entity in late 2022.

◦TRCC/Rock Outlet Center LLC was formed in 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. As a result, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On September 7, 2021, the TRCC/Rock Outlet Center LLC joint venture successfully extended the maturity date of its term note with a financial institution from September 5, 2021 to May 31, 2024. In connection with the loan extension, the joint venture also reduced the outstanding amount by $4,600,000. As of March 31, 2022, the outstanding balance of the term note was $28,516,000. The Company and Rockefeller guarantee the performance of the debt.

•Centennial Founders, LLC – Centennial Founders, LLC, CFL, is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of March 31, 2022, the Company owned 93.13% of CFL.
The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The difference represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of the assets contributed.

Unaudited condensed statement of operations for the three months ended March 31, 2022 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of March 31, 2022 and December 31, 2021 are as follows:

	Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$38,328	$23,821	$1,934	$243	$1,161	$146
Five West Parcel, LLC	—	—	—	—	—	—
18-19 West, LLC	—	2	—	(35)	—	(17)
TRCC/Rock Outlet Center, LLC[1]	1,564	1,275	(414)	(689)	(207)	(344)
TRC-MRC 1, LLC	839	847	19	87	9	43
TRC-MRC 2, LLC	1,025	1,015	344	336	172	168
TRC-MRC 3, LLC	1,018	971	158	(109)	79	(55)
TRC-MRC 4, LLC	—	—	(1)	—	(1)	—
Total	$42,774	$27,931	$2,040	$(167)	$1,213	$(59)

Centennial Founders, LLC	$121	$129	$97	$111	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.3 million and $0.3 million as of the three months ended March 31, 2022 and March 31, 2021, respectively.

	March 31, 2022				December 31, 2021
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$81,767	$(14,657)	$60,794	$24,076	$78,064	$(14,848)	$58,859	$22,915
18-19 West, LLC	430	—	430	—	14,965	—	14,895	6,877
TRCC/Rock Outlet Center, LLC	61,445	(28,516)	31,909	7,891	61,927	(28,783)	32,323	8,098
TRC-MRC 1, LLC	24,892	(23,250)	1,018	—	24,964	(23,400)	1,209	—
TRC-MRC 2, LLC	20,800	(23,097)	(3,926)	—	20,497	(23,255)	(5,657)	—
TRC-MRC 3, LLC	37,306	(35,120)	847	713	37,579	(35,324)	(914)	859
TRC-MRC 4, LLC	33,424	(24,039)	9,340	4,668	25,671	(16,307)	9,319	4,669
Total	$260,064	$(148,679)	$100,412	$37,348	$263,667	$(141,917)	$110,034	$43,418

Centennial Founders, LLC	$101,789	$—	$101,408	***	$101,178	$—	$100,261	***

*** Centennial Founders, LLC is consolidated within the Company's financial statements.
16.    RELATED PARTY TRANSACTIONS
TCWD is a not-for-profit governmental entity, organized on December 28, 1965, pursuant to Division 13 of the Water Code, State of California. TCWD is a landowner voting district, which requires an elector, or voter, to be an owner of land located within the district. TCWD was organized to provide the water needs for future municipal, residential, and industrial development. The Company is the largest landowner and taxpayer within TCWD. The Company has a water service contract with TCWD that entitles it to receive all of TCWD’s State Water Project entitlement and all of TCWD’s banked water. TCWD is also entitled to make assessments of all taxpayers within the district, to the extent funds are required to cover expenses and to charge water users within the district for the use of water. From time to time, the Company transacts with TCWD in the ordinary course of business.
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer/Chief Financial Officer is one of nine directors at WRMWSD. As of March 31, 2022, the Company paid $2,262,000 for these water contracts and related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for the Company's crops and real estate operations, future prices, production and demand for oil and other minerals, future development of the Company's property, future revenue and income of its jointly-owned travel plaza and other joint venture operations, potential losses to Tejon Ranch Co. and its subsidiaries (the Company, Tejon, we, us, and our) as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, and of current assets and contracts to meet our water and other commitments, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness, ongoing negotiations, the uncertainties regarding the impact of COVID-19 on the Company, its customers and suppliers, and global economic conditions, and other future events and conditions. In some cases, these statements are identifiable through use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance, are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, the impacts of COVID-19 and the actions taken by governments, businesses, and individuals in response to it, including the development, distribution, efficacy and acceptance of vaccines and related mandates, weather, market and economic forces, availability of financing for land development activities, and competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for several reasons, including those described above and in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K.
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
We are currently executing on value creation as we are engaged in construction, commercial sales, and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC. In January 2021, the Kern County Board of Supervisors approved two Conditional Use Permits, authorizing development of multi-family apartment uses within the Tejon Ranch Commerce Center, on a 27-acre site located immediately north of the Outlets at Tejon. This authorization allows the Company to develop up to a maximum of 495 multi-family residences, in thirteen apartment buildings, as well as approximately 6,500 square feet of community amenity space and we anticipate construction beginning late 2022. All of these efforts are supported by diverse revenue streams generated from other operations including: farming, mineral resources, and our various joint ventures.
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

and the sale of land to third parties for their own development. The commercial/industrial real estate development segment also includes activities related to the power plant lease and communications leases.
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
•Two joint ventures with Rockefeller Development Group, or Rockefeller:
◦18-19 West LLC owns 61.5 acres of land for future development within TRCC-West. In 2019, our 18-19 West LLC joint venture entered into a land purchase option with the same third-party who purchased the Five West building and land. In November 2021, the third-party exercised the land option and purchased the land from the joint venture for $15,213,000; and
◦TRCC/Rock Outlet Center LLC operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience in TRCC-East;
•Six joint ventures with Majestic Realty Co., or Majestic, to develop, manage, and operate industrial buildings within TRCC:
◦TRC-MRC 1, LLC operates a 480,480 square foot industrial building in TRCC-East, which was completed during 2017 and is fully leased;
◦TRC-MRC 2, LLC owns and operates a 651,909 square foot building in TRCC-West that is fully leased;
◦TRC-MRC 3, LLC operates a 579,040 square foot industrial building in TRCC-East that is fully leased; and
◦TRC-MRC 4, LLC was formed in 2021 to pursue the development, construction, leasing and management of a 629,274 square foot industrial building in TRCC-East. Grading on the site has been substantially completed and construction of the building has begun. The building is expected to be completed during the second half of 2022.
◦TRC-MRC 5 LLC was formed in March 29, 2022 to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The project is currently in its initial planning and design phases with construction set to commence in 2023.
◦TRC-MRC Multi I, LLC was formed in February 2022 with Majestic for the development, leasing and management of approximately 495 multi-family residential community. The development would be located on an approximately 23-acre site located immediately north of the Outlets at Tejon.
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. Our active developments within this segment are Mountain Village at Tejon Ranch, or MV, Centennial at Tejon Ranch, or Centennial, and Grapevine at Tejon Ranch, or Grapevine.
•MV encompasses a total of 26,417 acres, of which 5,082 acres will be used for a mixed-use development that will include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space. The first final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses was approved by Kern County in December 2021;
•The Centennial development is a mixed-use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes and 10.1 million square feet of commercial development, including nearly 3,500 affordable units. Centennial had entitlements approved in December 2018 and received legislative approvals in April 2019 from the Los Angeles County Board of Supervisors. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for additional information related to current litigation; and
•Grapevine is an 8,010-acre development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Upon completion of Grapevine, the community will include 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks. The 4,643 acres designated for mixed-use development will include housing, retail, commercial, and industrial components.

•Immediately northeast of Grapevine is Grapevine North, a 7,655-acre development area, that is currently used for agricultural purposes. Identified as a development area in the RWA, Grapevine North presents a significant opportunity for future development. Grapevine North may feature mixed use community development similar to Grapevine at Tejon Ranch, or other development uses as appropriate based upon market conditions at the time.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, for a more detailed description of our active developments within the resort/residential real estate development segment.
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
Summary of First Quarter 2022 Performance
For the three months ended March 31, 2022, the Company had a net income attributable to common stockholders of $4,307,000 compared to a net loss of $1,055,000 for the three months ended March 31, 2021. Improvements in the Company's operating results are attributed to the following: commercial land sale resulting in a $3,937,000 increase in Commercial/Industrial operating profits, additional water sales resulting in a $2,682,000 improvement in Mineral Resources operating profits, and improved joint venture operating results of $1,272,000. Income tax expense increased accordingly by $3,025,000 to reflect the improved operating results.
For the first three months of 2021, we had a net loss attributable to common stockholders of $1,055,000 compared to a net loss of $682,000 during the first three months of 2020. The primary driver of this decrease was a $1,414,000 decrease in the equity in earnings of unconsolidated joint ventures. For the quarter, Petro Travel Plaza Holdings experienced significant declines in fuel margins resulting from higher fuel costs. Additionally, full-service restaurant margins within the Petro joint venture decreased due to ongoing closures during the period, driven by operating capacity limitations under California's Blueprint for a Safer Economy. The decline in operating results from our joint ventures was offset by a $998,000 increase in mineral resources revenues, driven by increased water sales due, in part, to drier conditions statewide which led to a lower SWP allocation over the comparative period.
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
Critical Accounting Estimates
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
During the three months ended March 31, 2022, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$996	$1,016	$(20)	(2)%
TRCC Leasing	388	399	(11)	(3)%
TRCC management fees and reimbursements	585	186	399	215%
Commercial leases	154	142	12	8%
Communication leases	253	227	26	11%
Landscaping and other	292	258	34	13%
Land sale	4,681	—	4,681	100%
Total commercial/industrial revenues	$7,349	$2,228	$5,121	230%
Total commercial/industrial expenses	$2,736	$1,552	$1,184	76%
Operating income from commercial/industrial	$4,613	$676	$3,937	582%

•Commercial/industrial real estate development segment revenues were $7,349,000 for the three months ended March 31, 2022, an increase of $5,121,000, or 230%, from $2,228,000 for the three months ended March 31, 2021. The increase is attributed to a land sale to a third party for a 12.3-acre parcel for total consideration of $4,681,000.
•Commercial/industrial real estate development segment expenses were $2,736,000 for the three months ended March 31, 2022, an increase of $1,184,000, or 76%, from $1,552,000 for the three months ended March 31, 2021. This increase is primarily attributed to recognizing cost of land sales associated with the 12.3-acre parcel noted above.
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
Our Foreign Trade Zone (FTZ) designation allows businesses to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of the trade zone. This FTZ designation is further supplemented by the Advance Kern Incentive Program, or AKIP, adopted by the Kern County Board of Supervisors. AKIP is aimed to expand and enhance the County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. AKIP provides incentives such as assistance in obtaining tax incentives, building supporting infrastructure, and workforce development.
We believe that the FTZ and AKIP, along with our ability to provide fully entitled, shovel-ready land parcels to support buildings of any size, including buildings one million square feet or larger, can provide us with a potential marketing advantage. Our marketing efforts target the Inland Empire region of Southern California, the Santa Clarita Valley of northern Los Angeles County, the northern part of the San Fernando Valley - due to the limited availability of new product and high real estate costs in these locations, and the San Joaquin Valley of California. The Company continues to analyze the market and evaluate expansions of industrial buildings for lease either on our own or in partnerships, as we have done with the buildings developed within our joint ventures.
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
During the quarter ended March 31, 2022, vacancy rates in the Inland Empire dipped another 20 basis points to a historical low of 0.3%, leading to an increase in lease rate of 18.7%, both setting new records when compared to the fourth quarter of 2021. Demand for Inland Empire logistics space continues to be strong, as net absorption reached 3.1 million square feet. As lease rates increase in the Inland Empire, we may experience greater pricing advantages due to our lower land basis.
During the quarter ended March 31, 2022, vacancy rates in the San Fernando Valley and Ventura County were unchanged at 0.5% quarter over quarter and 120 basis points below its mark from one year ago. Rents are at $1.16 square feet, which increased by 5% over the fourth quarter of 2021.
Industrial vacancy rates are expected to remain low, and industrial users seeking larger spaces are going further north into neighboring Kern County, and particularly, TRCC, which has attracted increased attention as market conditions continue to tighten. Additionally, TRCC is in a position to capture tenant awareness due to our ability to provide a competitive alternative for users in the Inland Empire and the Santa Clarita Valley. The Company's TRC-MRC 4 joint venture is currently constructing a 629,274 square foot industrial building while Scannell Properties, a third-party land purchaser, is building a 252,000 square foot industrial building.
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
Resort/residential real estate development segment expenses were $423,000 for the three months ended March 31, 2022, a decrease of $130,000, or 24%, from $553,000 for the three months ended March 31, 2021. The decrease is attributed to additional payroll capitalized to qualifying real estate development projects.
Our long-term business plan of developing the communities of MV, Centennial, and Grapevine remains unchanged. As home buyer trends change in California to a more suburban orientation and the economy stabilizes, we believe the perception of land values will continue to improve. Long-term macro fundamentals, primarily California's population growth and household formation will also support housing demand in our region. California also has a significant documented housing shortage, which we believe our communities will help ease as the population base within California continues to grow. Most of the expenditures and capital investment to be incurred within our resort/residential real estate segment are expected to continue to focus on the mixed use master planned communities of Centennial, Grapevine, and Mountain Village.
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
•MV – a fully entitled project that obtained final map approvals in 2021 for 401 residential lots and parcels for hospitality, amenities, and public uses. The timing of the MV development in the coming years will depend on the strength of both the economy and the real estate market, including both primary and second home markets. In moving the project forward, we will focus on consumer and market research studies, fine tuning of development business plans.
•Over the next several years, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of additional common stock.

Mineral Resources:

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Mineral resources revenues
Oil and gas	$274	$174	$100	57%
Cement	583	466	117	25%
Rock aggregate	251	258	(7)	(3)%
Exploration leases	43	25	18	72%
Water Sales	10,157	6,252	3,905	62%
Reimbursables and other	660	1	659	65,900%
Total mineral resources revenues	$11,968	$7,176	$4,792	67%
Total mineral resources expenses	$7,157	$5,047	$2,110	42%
Operating income from mineral resources	$4,811	$2,129	$2,682	126%

•Mineral resources segment revenues were $11,968,000 for the three months ended March 31, 2022, an increase of $4,792,000, or 67%, from $7,176,000 for the three months ended March 31, 2021. The dry 2021/2022 winter diminished water availability in California and eventually resulted in a SWP allocation of 5%. As a result, the Company generated $3,905,000 in additional water sales during the quarter ended March 31, 2022. Comparatively the Company sold 6,970 and 5,881 acre-feet of water as of March 31, 2022 and 2021, respectively. The remainder of the increase is attributed to the timing of property tax reimbursements from our mineral leases.
•Mineral resources segment expenses were $7,157,000 for the three months ended March 31, 2022, an increase of $2,110,000, or 42%, from $5,047,000 for the three months ended March 31, 2021. This increase in expenses is primarily attributed to an increase in water cost of sales resulting from the increased water sales volumes along with the prices associated with the mix of water sold.
As anticipated changes arise in the future related to groundwater management in California, such as limits on groundwater pumping in over drafted water basins outside of our lands, we believe that our water assets, including water banking operations, ground water recharge programs, and access to water contracts like those we have purchased in the past, will become even more important and valuable in servicing our projects and providing opportunities for water sales to third parties. With 2021 and the first quarter of 2022 being drought periods, local water market participants had few alternative water sources. Current forecasts indicate that this trend may continue beyond the first quarter of 2022, which may lead to favorable water sales opportunities.
The price per barrel of oil has increased over 42% from December 31, 2021 levels. California Resources Corporation, or CRC, our largest oil royalty tenant currently has 13 wells in production, with the expectation of returning more wells into production in the near future. So far in 2022, we have seen a small increase in oil production. Prices for oil, natural gas fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as: changes in domestic and global supply and demand, domestic and global inventory levels, political and regulatory conditions in California, and international disputes such as current conflicts in Eastern Europe.

Farming:

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Farming revenues
Almonds	$483	$304	$179	59%
Pistachios	—	14	$(14)	(100)%
Wine grapes	—	16	$(16)	(100)%
Hay	114	129	(15)	(12)%
Other	58	144	(86)	(60)%
Total farming revenues	$655	$607	$48	8%
Total farming expenses	$1,762	$1,478	$284	19%
Operating loss from farming	$(1,107)	$(871)	$(236)	27%
•Farming segment revenues were $655,000 for the three months ended March 31, 2022, an increase of $48,000, or 8%, from $607,000 during the same period in 2021. The improvement is primarily attributed to an $185,000 increase in almond revenues. Comparatively, we sold 269,000 and 161,000 pounds of almonds as of March 31, 2022 and 2021, respectively. This increase was offset by a $74,000 decline in water usage reimbursements associated with a farmland lease.
•Farming segment expenses were $1,762,000 for the three months ended March 31, 2022, an increase of $284,000, or 19%, from $1,478,000 during the same period in 2021. The increase in expenses resulted from higher fixed water costs resulting from increased costs associated with maintaining local water district infrastructure.
Our almond, pistachio, and wine grape crop sales are highly seasonal with most of our sales occurring during the third and fourth quarters. Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. As witnessed in 2020, large crop yields in California and abroad can rapidly depress prices. Tariffs from India, which is a major customer of almonds and pistachios, can make American products less competitive and push customers to switch to another producing country.
Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know the impact of current weather conditions on 2022 production until the summer of 2022. Thus far, we have experienced a warm winter, which reduces the number of chilling hours for our pistachio and almond trees. In the past, this has had a very adverse effect on pistachio yields. The current SWP allocation of 5% alone is inadequate for our farming needs. As such, management will use a portion of the Company's water sources to cover any shortfall and may incur additional water delivery charges, which will increase overall 2022 crop production costs.
Labor shortages are increasing the cost of labor for the Company’s farming segment, while supply chain disruptions such as shortages of drivers for trucking companies and availability of food grade containers are impacting our ability to deliver goods to customers. Because a majority of the Company's almonds are sold to customers in India and China, it is very likely that there will be continued sales delays given the current disruption in the global supply chain network. The Company, along with the rest of the farming industry, is experiencing increased costs for chemicals, herbicides and fertilizers. For the remainder of 2022, we expect these issues to have an adverse effect on the Company's farming operations.
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

Ranch Operations:

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Ranch Operations revenues
Game management and other [1]	$702	$646	$56	9%
Grazing	346	397	(51)	(13)%
Total Ranch Operations revenues	$1,048	$1,043	$5	—%
Total Ranch Operations expenses	$1,315	$1,187	$128	11%
Operating loss from Ranch Operations	$(267)	$(144)	$(123)	85%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•Ranch operations revenues were $1,048,000 for the three months ended March 31, 2022, an increase of $5,000, or 0%, from $1,043,000 for the same period in 2021. The fluctuation is in line with expectations
•Ranch operations expenses were $1,315,000 for the three months ended March 31, 2022, an increase of $128,000, or 11%, from $1,187,000 for the same period in 2021. This increase is primarily attributed to an increase in repairs and maintenance costs resulting from a shift in business strategy. Historically, the Company has maintained property grounds using internal sources, during 2022 we began outsourcing this effort which is attributing to the aforementioned increase in repairs and maintenance costs during the quarter.
Corporate and Other:
Corporate general and administrative costs were $2,415,000 for the three months ended March 31, 2022, an increase of $124,000, or 5%, from $2,291,000 for the same period in 2021. The increase in 2022 is attributed to the fact that the Company did not have an in-house counsel during the first quarter of 2021.
On November 2021, the Company's 18-19 West joint venture sold its land for $15,213,000. In 2022, the Company received excess distributions and recognized long-term deferred gains, associated with the 18-19 West joint venture of $925,000.

Joint Ventures:

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$1,161	$146	$1,015	695%
Five West Parcel, LLC	—	—	—	—%
18-19 West, LLC	—	(17)	17	(100)%
TRCC/Rock Outlet Center, LLC	(207)	(344)	137	(40)%
TRC-MRC 1, LLC	9	43	(34)	(79)%
TRC-MRC 2, LLC	172	168	4	2%
TRC-MRC 3, LLC	79	(55)	134	(244)%
TRC-MRC 4, LLC	(1)	—	(1)	100%
Total equity in earnings	$1,213	$(59)	$1,272	(2,156)%

•Equity in earnings were $1,213,000 for the three months ended March 31, 2022, an increase of $1,272,000, from a loss of $59,000 during the same period in 2021. The improvement is primarily attributed to the Company's Petro joint venture that saw an increase in overall traffic and fuel sales volumes when compared to the prior year. Additionally, the joint venture's full service restaurants were open during the first quarter of 2022, but were closed due to COVID-19 mandates during the same period in 2021.
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
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. We continue to be involved in various legal proceedings related to leased acreage. For a further discussion, please refer to Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.
Income Taxes
For the three months ended March 31, 2022, the Company had net income tax expense of $3,046,000 compared to $21,000 for the three months ended March 31, 2021. The effective tax rates approximated 41% and -2% for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, income tax payables were $4,591,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company's effective tax rates were higher than statutory rates primarily because permanent differences related to Section 162(m) limitations and discrete tax expense associated with stock compensation. The Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts Jobs Act. The discrete item was triggered when stock grants were issued to participants at a price less than the original grant price, causing a deferred tax shortfall. The shortfall recognized during the quarter represents the reversal of excess deferred tax assets recognized in prior periods. The recognition of the shortfall is not anticipated to have a material impact on the Company's current income tax payable.
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
Our cash, cash equivalents and marketable securities totaled $56,242,000 as of March 31, 2022, an increase of $9,064,000 from $47,178,000 as of December 31, 2021.
The following table shows our cash flow activities for the three months ended March 31,

(in thousands)	2022	2021
Operating activities	$7,984	$3,714
Investing activities	$(5,243)	$(11,679)
Financing activities	$(2,231)	$(2,032)

Operating Activities
During the first three months of 2022, the Company's operations provided $7,984,000 primarily as a result distributions of earnings from unconsolidated joint ventures.
During the first three months of 2021, the Company's operations provided $3,714,000. The primary driver included collection of outstanding receivables.
Investing Activities
During the first three months of 2022, investing activities used $5,243,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $4,432,000, which includes predevelopment activities for our master planned communities; $517,000 consisting of permitting efforts for MV; $156,000 consisting of permitting efforts for Grapevine, and costs related to litigation defense for Centennial of $1,274,000. At TRCC, we spent $642,000 on infrastructure improvements, qualifying costs related to land development and the residential community at TRCC-East. Within our farming segment, we spent $1,673,000 which includes cultural costs for orchards not currently in production and replacing machinery and equipment. Lastly, the Company used $941,000 to acquire water assets.
During the first three months of 2021, investing activities used $11,679,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $5,218,000, which includes predevelopment activities for our master planned communities; $1,064,000 consisting of planning and permitting primarily related to the preparation of final maps for Phase 1 of MV; expenditures relating to litigation of $293,000 for Grapevine, and costs related to litigation defense for Centennial of $529,000. At TRCC, we spent $721,000 on water treatment infrastructure improvements and road improvements tied to the ongoing development of the industrial building currently under construction at TRCC-East. Within our farming segment, we spent $2,178,000, which includes cultural costs for orchards not currently in production and replacing machinery and equipment. We also invested $5,715,000 in marketable securities. Lastly, the Company used $1,653,000 to acquire long-term water assets.
As we move forward, we anticipate we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments, including the investments summarized below.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2022 is primarily related to our real estate projects. These estimated investments include approximately $12,074,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. We also plan to invest approximately $1,664,000 for cultural costs tied to new almond orchards and vineyards, and to replace farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. Lastly, we expect to invest up to $6,566,000 for land planning, litigation/appeals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2022.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2022 and 2021, was $579,000 and $624,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $719,000 and $519,000 for the three months ended March 31, 2022 and 2021, respectively. Expenditures for repairs and maintenance are expensed as incurred.

Financing Activities
During the first three months of 2022, financing activities used $2,231,000, which was attributable to long-term debt service of $1,109,000 and tax payments on vested share grants of $1,122,000.
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
Capital Structure and Financial Condition
At March 31, 2022, total capitalization at book value was $514,556,000, consisting of $51,674,000 of debt and $462,882,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 10.0%.
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
The Amended Term Note had a $49,790,000 balance as of March 31, 2022. The interest rate per annum applicable to the Amended Term Loan is LIBOR (as defined in the Amended Term Note) plus a margin of 170 basis points. The interest rate for the term of the Amended Term Note has been fixed through the use of an interest rate swap at a rate of 4.16%. The Amended Term Note requires monthly amortization payments pursuant to a schedule set forth in the Amended Term Note, with the final outstanding principal amount due June 5, 2029. The Amended Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The RLC had no outstanding balance as of March 31, 2022 and December 31, 2021. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC (which matures in October 2024), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
The Amended Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At March 31, 2022 and December 31, 2021, the Company was in compliance with those financial covenants.
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
The Company also has a $4,750,000 promissory note agreement whose principal and interest due monthly began October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of March 31, 2022 was $1,884,000.
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
Although we have a strong liquidity position at March 31, 2022 with $56,242,000 in cash and securities and $35,000,000 available on our RLC to meet any short-term liquidity needs, we have taken steps to maximize positive cash flow, in case a lack of liquidity in the economy limits our access to third party funding by responsibly limiting cash expenditures to the extent practical. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of March 31, 2022, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$277,288	$11,632	$24,321	$25,804	$215,531
Long-term debt	51,674	4,531	9,700	10,569	26,874
Interest on long-term debt	10,083	2,051	3,513	2,668	1,851
Cash contract commitments	8,850	5,605	1,656	518	1,071
Defined Benefit Plan	4,568	317	712	973	2,566
SERP	5,099	526	997	1,115	2,461
Financing fees	163	163	—	—	—
Total contractual obligations	$357,725	$24,825	$40,899	$41,647	$250,354
The categories above include purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP. We define a “purchase obligation” a “an agreement to purchase goods or services that is enforceable and legally binding on the registrant that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.” Based on this definition, the table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

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
As discussed in Note 13 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. We expect to contribute $165,000 to our defined benefit plan in 2022.

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
In connection with the sale of the bonds there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes as of March 31, 2022, that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The tax assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate of the property at the time of sale or at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation as of March 31, 2022.
As of March 31, 2022, aggregate outstanding debt of unconsolidated joint ventures was $148,679,000. We provided a guarantee on $134,022,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we, as of March 31, 2022, do not expect the guarantee to be called upon. We do not provide a guarantee on the $14,657,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net income (loss)	$4,314	$(1,063)
Net income (loss) attributable to non-controlling interest	7	(8)
Net income (loss) attributable to common stockholders	4,307	(1,055)
Interest, net
Consolidated	(17)	(7)
Our share of interest expense from unconsolidated joint ventures	591	624
Total interest, net	574	617
Income taxes	3,046	21
Depreciation and amortization:
Consolidated	967	965
Our share of depreciation and amortization from unconsolidated joint ventures	1,149	1,175
Total depreciation and amortization	2,116	2,140
EBITDA	10,043	1,723
Stock compensation expense	1,219	1,276
Adjusted EBITDA	$11,262	$2,999
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

	Three Months Ended March 31,
($ in thousands)	2022	2021
Commercial/Industrial operating income	$4,613	$676
Plus: Commercial/Industrial depreciation and amortization	116	116
Plus: General, administrative, cost of sales and other expenses	2,518	1,338
Less: Other revenues including land sales	(5,559)	(434)
Total Commercial/Industrial net operating income	$1,688	$1,696

($ in thousands)	Three Months Ended March 31,
Net operating income	2022	2021
Pastoria Energy Facility	$993	$1,012
TRCC	304	318
Communication leases	246	221
Other commercial leases	145	145
Total Commercial/Industrial net operating income	$1,688	$1,696
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

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net income of unconsolidated joint ventures	$2,040	$(167)
Interest expense of unconsolidated joint ventures	1,166	1,232
Operating income of unconsolidated joint ventures	3,206	1,065
Depreciation and amortization of unconsolidated joint ventures	2,143	2,214
Net operating income of unconsolidated joint ventures	$5,349	$3,279

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
The RLC had no outstanding balance as of March 31, 2022. The interest rate on the RLC can either float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one of which has a balance of $49,790,000 as of March 31, 2022 and is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.16%. The outstanding balance on the second term loan as of March 31, 2022 was $1,884,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time to time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first term loan (discussed here).
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2022
(In thousands except percentage data)

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Assets:
Marketable securities	$11,851	$7,611	$—	$—	$—	$—	$19,462	$19,537
Weighted average interest rate	0.50%	1.31%	—%	—%	—%	—%	0.85%
Liabilities:
Long-term debt ($4.75M note)	$192	$265	$277	$289	$302	$559	$1,884	$1,884
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt (Amended Term Loan)	$3,174	$4,429	$4,624	$4,825	$5,038	$27,700	$49,790	$49,790
Weighted average interest rate	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2021
(In thousands except percentage data)

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Assets:
Marketable securities	$9,834	$756	$—	$—	$—	$—	$10,590	$10,983
Weighted average interest rate	0.20%	0.22%	—%	—%	—%	—%	0.20%
Liabilities:
Long-term debt ($4.75M note)	$254	$265	$277	$289	$302	$560	$1,947	$1,947
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$4,221	$4,429	$4,624	$4,825	$5,038	$27,700	$50,837	$50,837
Weighted average interest rate	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%
Commodity Price Exposure
Farming inventories and accounts receivables are exposed to adverse price fluctuations. Farming inventories consists of farming cultural and processing costs associated with crop production. Farming inventory costs are recorded as incurred. Historically, these costs have been recovered through crop sales occurring after harvest.
With respect to accounts receivables, the amount at risk primarily relates to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $3,275,000 of accounts receivable outstanding at March 31, 2022, $1,505,106, or 46%, pertains to pistachio sales receivables that are at risk to changing prices.
The price estimated for the remaining accounts receivable for pistachios recorded at March 31, 2022 was $2.14 per pound and compared to $2.04 at December 31, 2021 levels. For each $0.01 change in the price per pound of pistachios, our receivable for pistachios increases or decreases by $7,000. Although the final price per pound of pistachios, and therefore the extent of the risk is presently unknown, pricing over the past three years has ranged from $1.98 to $2.14.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.5	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 25

10.33	Revolving Line of Credit	FN 36
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders LLC, Redemption and Withdrawal Agreement - Lewis Tejon Member, LLC	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	*Executive Officer Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 99.1 to our Current Report on Form 8-K filed on May 26, 2020, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the period ended March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 22	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.31 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 25	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.32 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.

FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 34	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 35	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 36	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.
FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

May 9, 2022	/s/ Gregory S. Bielli
Date	Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2022	/s/ Allen E. Lyda
Date	Allen E. Lyda
Chief Operating Officer/Chief Financial Officer
(Principal Financial Officer)

May 9, 2022	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Chief Accounting Officer
(Principal Accounting Officer)