Form 10-Q
period 2022-06-30
TEJON RANCH CO
filed 2022-08-03
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on July 31, 2022 was 26,491,770.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Real estate - commercial/industrial	$2,462	$8,126	$9,811	$10,354
Mineral resources	4,131	7,404	16,099	14,580
Farming	1,921	279	2,576	886
Ranch operations	755	829	1,803	1,872
Total revenues	9,269	16,638	30,289	27,692
Costs and Expenses:
Real estate - commercial/industrial	1,822	4,712	4,558	6,264
Real estate - resort/residential	423	439	846	992
Mineral resources	2,445	4,253	9,602	9,300
Farming	3,462	1,203	5,224	2,681
Ranch operations	1,250	1,142	2,565	2,329
Corporate expenses	2,185	2,364	4,600	4,655
Total expenses	11,587	14,113	27,395	26,221
Operating (loss) income	(2,318)	2,525	2,894	1,471
Other Income:
Investment income	79	9	96	16
Other income, net	(91)	43	827	107
Total other income	(12)	52	923	123
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	(2,330)	2,577	3,817	1,594
Equity in earnings of unconsolidated joint ventures, net	1,663	1,365	2,876	1,306
(Loss) income before income tax expense	(667)	3,942	6,693	2,900
Income tax (benefit) expense	(5)	1,118	3,041	1,139
Net (loss) income	(662)	2,824	3,652	1,761
Net income (loss) attributable to non-controlling interest	5	2	12	(6)
Net (loss) income attributable to common stockholders	$(667)	$2,822	$3,640	$1,767
Net (loss) income per share attributable to common stockholders, basic	$(0.03)	$0.11	$0.14	$0.07
Net (loss) income per share attributable to common stockholders, diluted	$(0.03)	$0.11	$0.14	$0.07

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(662)	$2,824	$3,652	$1,761
Other comprehensive (loss) gain:
Unrealized loss on available-for-sale securities	(109)	3	(177)	(7)
Unrealized gain on interest rate swap	1,658	(422)	4,211	1,781
Other comprehensive gain before taxes	1,549	(419)	4,034	1,774
Expense for income taxes related to other comprehensive income items	(436)	115	(1,131)	(498)
Other comprehensive gain (loss)	1,113	(304)	2,903	1,276
Comprehensive income	451	2,520	6,555	3,037
Comprehensive income (loss) attributable to non-controlling interests	5	2	12	(6)
Comprehensive income attributable to common stockholders	$446	$2,518	$6,543	$3,043
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,364	$36,195
Marketable securities - available-for-sale	27,185	10,983
Accounts receivable	2,751	6,473
Inventories	9,435	5,702
Prepaid expenses and other current assets	4,323	3,619
Total current assets	62,058	62,972
Real estate and improvements - held for lease, net	17,117	17,301
Real estate development (includes $113,627 at June 30, 2022 and $112,063 at December 31, 2021, attributable to Centennial Founders, LLC, Note 15)	326,835	319,030
Property and equipment, net	52,794	50,699
Investments in unconsolidated joint ventures	38,632	43,418
Net investment in water assets	49,295	50,997
Other assets	1,574	1,619
TOTAL ASSETS	$548,305	$546,036

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$4,437	$4,545
Accrued liabilities and other	2,228	3,451
Deferred income	1,657	1,907
Income Taxes Payable	2,176	1,217
Current maturities of long-term debt	1,619	4,475
Total current liabilities	12,117	15,595
Long-term debt, less current portion	49,055	48,155
Long-term deferred gains	7,839	8,409
Deferred tax liability	4,029	2,898
Other liabilities	10,956	14,468
Total liabilities	83,996	89,525
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 26,484,947 at June 30, 2022 and 26,400,921 at December 31, 2021	13,242	13,200
Additional paid-in capital	346,137	344,936
Accumulated other comprehensive loss	(3,919)	(6,822)
Retained earnings	93,475	89,835
Total Tejon Ranch Co. Stockholders’ Equity	448,935	441,149
Non-controlling interest	15,374	15,362
Total equity	464,309	456,511
TOTAL LIABILITIES AND EQUITY	$548,305	$546,036
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$3,652	$1,761
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	2,048	1,932
Amortization of premium/discount of marketable securities	82	45
Equity in earnings of unconsolidated joint ventures, net	(2,876)	(1,306)
Non-cash retirement plan expense (benefit)	77	(50)
Non-cash profits recognized from land contribution	—	(2,784)
Profit from water sales[1]	(1,591)	(2,526)
Profit from land sales[2]	(3,589)	—
Gain on sale of property plant and equipment	(948)	(16)
Stock compensation expense	2,087	2,225
Excess tax shortfall from stock-based compensation	3	155
Loan fee write-off	85	—
Distribution of earnings from unconsolidated joint ventures	4,908	259
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	119	477
Current liabilities	(1,399)	(1,267)
Net cash provided by (used in) operating activities	2,658	(1,095)
Investing Activities
Maturities and sales of marketable securities	20,322	1,400
Funds invested in marketable securities	(36,783)	(7,842)
Real estate and equipment expenditures	(12,288)	(11,414)
Proceeds from sale of real estate/assets	—	55
Investment in unconsolidated joint ventures	—	(600)
Distribution of equity from unconsolidated joint ventures	2,899	5,096
Proceeds from water sales[1]	3,973	5,874
Investments in water assets	(988)	(2,415)
Net proceeds from land sales[2]	4,438	—
Net cash used in investing activities	(18,427)	(9,846)
Financing Activities
Borrowings of long-term debt	49,080	—
Repayments of long-term debt	(50,962)	(2,132)
Deferred financing costs	(181)	—
Interest rate swap settlement[3]	1,123	—
Taxes on vested stock grants	(1,122)	(966)
Net cash used in financing activities	(2,062)	(3,098)
Decrease in cash and cash equivalents	(17,831)	(14,039)
Cash, cash equivalents, and restricted cash at beginning of period	37,398	55,320
Cash, cash equivalents, and restricted cash at end of period	$19,567	$41,281

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$18,364	$40,478
Restricted cash (Shown in Other Assets)	1,203	803
Total cash, cash equivalents, and restricted cash	$19,567	$41,281
Supplemental cash flow information

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$1,054	$611
Accrued long-term water assets included in current liabilities	$374	$262
Contribution to unconsolidated joint venture[2]	$—	$8,464
Long term deferred profit on land contribution[2]	$—	$2,785

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

Given the nature of our water assets and the aforementioned authoritative guidance, the Company estimates the appropriate classification of water assets purchased based on the timing of the sale of the water. Water purchased in prior periods that was classified as investing was sold for $4.0 million in 2022, this cash inflow is appropriately classified in the Company’s investing activities. The profit of $1.6 million related to the water purchased in prior periods is appropriately being deducted from operating activities for the current period. The Company has and will continue to apply this methodology to water asset transactions that meet this fact pattern.

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

Given the nature of our land development costs and the aforementioned authoritative guidance, the Company estimates the appropriate classification of land development costs based on the timing of the sale of land. Land development costs incurred during prior periods that were classified as investing were sold for $4.7 million in 2022, this cash inflow is appropriately classified in the Company’s investing activities. The profit of related to land development costs incurred in prior periods is appropriately being deducted from operating activities for the current period. The Company has and will continue to apply this methodology to land sale transactions that meet this fact pattern.

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

[3]The Company had an interest rate swap agreement with Wells Fargo Bank, N.A. to reduce its exposure to fluctuations in the floating interest rate tied to the London Inter-Bank Offered Rate, or LIBOR, under a term note with Wells Fargo. The hedging relationship qualified as an effective cash flow hedge at the initial assessment, based upon a regression analysis, and is recorded at fair value. On June 27, 2022, the Company terminated the interest rate swap agreement with Wells Fargo and received a $1,123,200 cash termination fee from Wells Fargo. See Interest rate swap liability (Note 10) for further discussion.

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, March 31, 2022	26,473,349	$13,237	$345,166	$(5,032)	$94,142	$447,513	$15,369	$462,882
Net loss	—	—	—	—	(667)	(667)	5	(662)
Other comprehensive income	—	—	—	1,113		1,113	—	1,113
Restricted stock issuance	11,598	5	(6)	—	—	(1)	—	(1)
Stock compensation	—	—	977	—	—	977	—	977
Shares withheld for taxes and tax benefit of vested shares	—	—	—	—	—	—	—	—
Balance, June 30, 2022	26,484,947	$13,242	$346,137	$(3,919)	$93,475	$448,935	$15,374	$464,309

Balance, March 31, 2021	26,336,115	$13,167	$342,329	$(8,140)	$83,432	$430,788	$15,360	$446,148
Net income	—	—	—	—	2,822	2,822	2	2,824
Other comprehensive loss	—	—	—	(304)		(304)	—	(304)
Restricted stock issuance	7,749	4	(4)	—	—	—	—	—
Stock compensation	—	—	1,090	—	—	1,090	—	1,090
Shares withheld for taxes and tax benefit of vested shares	—	—	—	—	—	—	—	—
Balance, June 30, 2021	26,343,864	$13,171	$343,415	$(8,444)	$86,254	$434,396	$15,362	$449,758

See accompanying notes.

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	26,400,921	$13,200	$344,936	$(6,822)	$89,835	$441,149	$15,362	$456,511
Net income	—	—	—	—	3,640	3,640	12	3,652
Other comprehensive income	—	—	—	2,903	—	2,903	—	2,903
Restricted stock issuance	147,886	73	(74)	—	—	(1)	—	(1)
Stock compensation	—	—	2,366	—	—	2,366	—	2,366
Shares withheld for taxes and tax benefit of vested shares	(63,860)	(31)	(1,091)	—	—	(1,122)	—	(1,122)
Balance, June 30, 2022	26,484,947	$13,242	$346,137	$(3,919)	$93,475	$448,935	$15,374	$464,309

Balance, December 31, 2020	26,276,830	$13,137	$342,059	$(9,720)	$84,487	$429,963	$15,368	$445,331
Net income (loss)	—	—	—	—	1,767	1,767	(6)	1,761
Other comprehensive income	—	—	—	1,276	—	1,276	—	1,276
Restricted stock issuance	125,692	63	(63)	—	—	—	—	—
Stock compensation	—	—	2,356	—	—	2,356	—	2,356
Shares withheld for taxes and tax benefit of vested shares	(58,658)	(29)	(937)	—	—	(966)	—	(966)
Balance, June 30, 2021	26,343,864	$13,171	$343,415	$(8,444)	$86,254	$434,396	$15,362	$449,758

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
The periods ended June 30, 2022 and December 31, 2021 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment and statements of cash flows. The Company’s June 30, 2022 and December 31, 2021 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
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
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relate to funds held in escrow. The Company had $1,203,000 of restricted cash as of June 30, 2022.
Recent Accounting Pronouncements
No new Accounting Standards Update, or ASU, is applicable to our consolidated financial statements as of June 30, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average number of shares outstanding:
Common stock	26,480,405	26,343,353	26,456,330	26,328,620
Common stock equivalents	47,507	68,177	57,665	63,930
Diluted shares outstanding	26,527,912	26,411,530	26,513,995	26,392,550

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

($ in thousands)		June 30, 2022		December 31, 2021
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrealized losses for less than 12 months		$—	$—	$401	$400
with unrealized gains		649	649	—	—
Total Certificates of deposit	Level 1	649	649	401	400
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		8,498	8,455	1,360	1,358
Total U.S. Treasury and agency notes	Level 2	8,498	8,455	1,360	1,358
Corporate notes
with unrealized losses for less than 12 months		16,984	16,847	9,231	9,225
with unrealized losses for more than 12 months		591	585	—	—
with unrealized gains		499	500	—	—
Total Corporate notes	Level 2	18,074	17,932	9,231	9,225
Municipal notes
with unrealized losses for less than 12 months		150	149	—	—
Total Municipal notes	Level 2	150	149	—	—
		$27,371	$27,185	$10,992	$10,983
ASC Topic 326, "Financial Instruments - Credit Losses," requires the Company to use an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At June 30, 2022, the Company has not recorded any credit losses.
At June 30, 2022, the fair market value of marketable securities was $186,000 below their cost basis. The Company’s gross unrealized holding gains equaled $1,000 and gross unrealized holding losses equaled $187,000. As of June 30, 2022, the adjustment to accumulated other comprehensive loss reflected a decline in market value of $177,000, including estimated taxes of $50,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326. The accrued interest receivables balance totaled $147,000 as of June 30, 2022 and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at June 30, 2022 and December 31, 2021 were caused by relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. As of June 30, 2022 and December 31, 2021, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of June 30, 2022 and December 31, 2021.

Corporate notes
The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of June 30, 2022 and December 31, 2021, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of June 30, 2022 and December 31, 2021.
The following tables summarize the maturities, at par, of marketable securities as of:

	June 30, 2022
($ in thousands)	2022	2023	Total
Certificates of deposit	$649	$—	$649
U.S. Treasury and agency notes	3,003	5,500	8,503
Corporate notes	5,527	12,470	17,997
Municipal notes	150	—	150
	$9,329	$17,970	$27,299

	December 31, 2021
($ in thousands)	2022	2023	Total
Certificates of deposit	$400	$—	$400
U.S. Treasury and agency notes	855	500	1,355
Corporate notes	8,925	250	9,175
	$10,180	$750	$10,930
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of June 30, 2022.
4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	June 30, 2022	December 31, 2021
Real estate development
Mountain Village	$152,025	$150,668
Centennial	113,627	112,063
Grapevine	38,472	37,922
Tejon Ranch Commerce Center	22,711	18,377
Real estate development	$326,835	$319,030

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	$20,589	$20,595
Less accumulated depreciation	(3,472)	(3,294)
Real estate and improvements - held for lease, net	$17,117	$17,301

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
Water revenues and cost of sales were as follows ($ in thousands):

	June 30, 2022	June 30, 2021
Acre-Feet Sold	8,470	10,596

Revenues	$12,407	$11,862
Cost of sales	7,980	7,918
Profit	$4,427	$3,944

The costs assigned to water assets held for future use were as follows ($ in thousands):

	June 30, 2022	December 31, 2021
Banked water and water for future delivery	$23,855	$25,020
Water available for banking, sales, or internal use	3,024	2,879
Total water held for future use at cost	$26,879	$27,899

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	June 30, 2022		December 31, 2021
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(5,549)	$11,581	$(5,307)
Nickel water rights	18,740	(5,569)	18,740	(5,247)
Tulare Lake Basin water rights	6,479	(3,266)	6,479	(3,148)
	$36,800	$(14,384)	$36,800	$(13,702)
Net cost of purchased water contracts	22,416		23,098
Total cost water held for future use	26,879		27,899
Net investments in water assets	$49,295		$50,997

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

(in acre-feet, unaudited)	June 30, 2022	December 31, 2021
Water held for future use
TCWD - Banked water owned by the Company	54,314	56,189
Company water bank	50,349	50,349
Water available for banking, sales, or internal use	4,004	4,203
Total water held for future use	108,667	110,741
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	140,100	142,174
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
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following:

($ in thousands)	June 30, 2022	December 31, 2021
Accrued vacation	$762	$782
Accrued paid personal leave	364	356
Accrued bonus	1,060	2,062
Other	42	251
	$2,228	$3,451

7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	June 30, 2022	December 31, 2021
Notes payable	$50,901	$52,784
Less: line-of-credit and current maturities of long-term debt	(1,619)	(4,475)
Less: deferred loan costs	(227)	(154)
Long-term debt, less current portion	$49,055	$48,155
On June 30, 2022, the Company entered into a variable rate term note, or New Term Note, and a new Revolving Line of Credit Note, or New RLC, with Bank of America, N.A, or collectively the New Credit Facility. The New Term Loan provided a principal amount of $49,080,000 and a maturity date of June 28, 2032, which was used to pay off the existing Wells Fargo Amended Term Note. The Company evaluated the debt exchange under Accounting Standards Codification (ASC) 470 and determined that the exchange should be treated as a debt extinguishment. The amount of New RLC under the New Credit Facility is $45,000,000.
The New Term Note had a $49,080,000 balance as of June 30, 2022. The interest rate per annum applicable to the New Term Loan is the daily Secured Overnight Financing Rate, or SOFR, plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The New Term Note requires monthly amortization payments pursuant to a schedule set forth in the New Term Note, with the final outstanding principal amount due June 28, 2032. The New Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The New RLC had no outstanding balance as of June 30, 2022. At the Company’s option, the interest rate on this line of credit can float at 1.37% over a selected the Daily SOFR rate or can be fixed at 1.37% above Term SOFR for a fixed rate term. During the term of this RLC (which matures in June 2032), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	June 30, 2022	December 31, 2021
Pension liability	$39	$185
Interest rate swap liability (Note 10)	—	3,088
Supplemental executive retirement plan liability	7,805	7,847
Excess joint venture distributions and other	3,112	3,348
Total	$10,956	$14,468
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

The following is a summary of the Company’s Performance Condition Grants as of the six months ended June 30, 2022:

Performance Condition Grants
Threshold performance	—
Target performance	453,747
Maximum performance	342,411

The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance grants for the six months ended June 30, 2022:

June 30, 2022
Stock Grants Outstanding Beginning of Period at Target Achievement	683,645
New Stock Grants/Additional Shares due to Achievement in Excess of Target	60,078
Vested Grants	(128,893)
Expired/Forfeited Grants	(14,291)
Stock Grants Outstanding End of Period at Target Achievement	600,539
The following is a summary of the assumptions used to determine the price for the Company’s market-based Performance Condition Grants for the six months ended June 30, 2022:

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
The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of June 30, 2022 were $2,200,000 and 9 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. The fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to a maximum, the Company determined, based on historic and projected results, the probability of (1) achieving the performance objective and (2) the level of achievement. Based on this information, the Company determines the fair value of the award and measures the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company will adjust stock compensation costs according to the actual outcome of the performance condition.
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
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Six Months Ended June 30,
Employee Plan:	2022	2021
Expensed	$1,789	$1,969
Capitalized	279	131
	2,068	2,100
NDSI Plan - Expensed	298	256
Total Stock Compensation Costs	$2,366	$2,356

10.     INTEREST RATE SWAP
In October 2014, the Company entered into an interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to the London Inter-Bank Offered Rate, or LIBOR, under the term note with Wells Fargo, or the Term Note. On June 21, 2019, the Company amended the interest rate swap agreement to continue to hedge a portion of its exposure to interest rate risk from the Term Note, and, subsequently, the Amended Term Note. The original hedging relationship was de-designated, and the amended interest rate swap was re-designated simultaneously. The amended interest rate swap qualified as an effective cash flow hedge at the initial assessment, based upon a regression analysis, and is recorded at fair value. Changes in fair value, including accrued interest and adjustments for non-performance risk, that qualify as cash flow hedges are classified in accumulated other comprehensive income, or AOCI. Amounts classified in AOCI are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.
On June 27, 2022, the Company terminated the related amended interest rate swap agreement with Wells Fargo and received a $1,123,000 cash termination fee from Wells Fargo. The amounts in AOCI were not reclassified into earnings upon the termination of the interest rate swap but will be released into earnings over the depreciable life of the constructed asset or when the asset is sold.
On June 30, 2022, the Company entered into a variable rate term note, or New Term Note, with Bank of America, N.A. On the same day, the Company entered into a new interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to SOFR under the New Term Note. Per ASC 815, an entity may apply the shortcut method to hedging relationships that meet all of the conditions under ASC 815. The Company performed an initial assessment of the hedging relationship and determined it is appropriate to apply the shortcut method as all conditions were met. The new interest rate swap qualified as an effective cash flow hedge under the guidance of ASC 815. Applying the shortcut method allows the Company to assume that it has a perfectly effective hedging relationship, therefore there is no need for the Company to perform any quantitative assessments of whether the hedge is highly effective.
As of June 30, 2022, the fair value of the interest rate swap agreement equated its cost basis and as such no mark-to-market adjustment was recorded by the Company. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of June 30, 2022 and December 31, 2021 ($ in thousands):

June 30, 2022
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
June 30, 2022	June 28, 2032	Level 2	4.62%	$—	$49,080

December 31, 2021
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(3,088)	$50,837
11.     INCOME TAXES
The Company’s provision for income taxes as of June 30, 2022 has been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the six months ended June 30, 2022, the Company’s income tax expense was $3,041,000 compared to $1,139,000 for the six months ended June 30, 2021. Effective tax rates were 45% and 39% for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had income tax payables of $2,176,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.
For the six months ended June 30, 2022, the Company’s effective tax rate was above statutory tax rates as a result of permanent differences related to Section 162(m) limitations and discrete tax expense associated with interest rate swap termination proceeds. The Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts Jobs Act. The discrete item was primarily triggered after the Company terminated an existing interest rate swap position that was in a net asset position and as a result, received proceeds of $1,123,000.

12.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $13,004,000 is expected to be paid in 2022. These estimated water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. Contractual obligations for future water payments were $277,288,000 as of June 30, 2022.
Conservancy Payments
As of June 30, 2022, the Company has fulfilled its financial obligations to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement that was entered into with five major environmental organizations in 2008.
Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be finalized until the future payment dates. The Company believes as of June 30, 2022, the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of June 30, 2022, there were no additional improvement funds remaining from the West CFD bonds. There are $15,647,940 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal 2022, the Company expects to pay approximately $3,247,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The tax assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate of the property at the time of sale or at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on June 30, 2022.

Centennial
On April 30, 2019, the Los Angeles County Board of Supervisors granted final entitlement approval for the Centennial project. On May 15, 2019, Climate Resolve filed an action in Los Angeles Superior Court (the Climate Resolve Action), pursuant to the California Environmental Quality Act, or CEQA, and the California Planning and Zoning Law, against the County of Los Angeles and the Los Angeles County Board of Supervisors (collectively, LA County) concerning LA County’s granting of approvals for the Centennial project, including certification of the final environmental impact report and related findings (Centennial EIR); approval of associated general plan amendments; adoption of associated zoning; adoption of the Centennial Specific Plan; approval of a subdivision map for financing purposes; and adoption of a development agreement, among other approvals (collectively, the Centennial Approvals). Separately, on May 28, 2019, the Center for Biological Diversity (CBD) and the California Native Plant Society (CNPS) filed an action in Los Angeles County Superior Court (the CBD/CNPS Action) against LA County; like the Climate Resolve Action, the CBD/CNPS Action also challenges the Centennial Approvals. The Company, its wholly owned subsidiary Tejon Ranchcorp, and Centennial Founders, LLC are named as real parties-in-interest in both the Climate Resolve Action and the CBD/CNPS Action.
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
On November 30, 2021, the Company together with Ranchcorp and Centennial, entered into a Settlement Agreement with Climate Resolve. Pursuant to the Settlement Agreement, the Company has agreed: (1) to make Centennial a net zero GHG emissions project through various on-site and off-site measures, including but not limited to installing electric vehicle chargers and establishing and funding incentive programs for the purchase of electric vehicles; (2) to fund certain on-site and off-site fire protection and prevention measures; and (3) to provide annual public reports and create an organization to monitor progress towards these commitments. The foregoing is only a summary of the material terms of the Settlement Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Settlement Agreement, a full copy of which is attached to the 2021 Annual Report on Form 10-K. In exchange, Climate Resolve filed a request for dismissal of the Climate Resolve Action with prejudice from the Los Angeles County Superior Court. On December 3, 2021, the Los Angeles Superior Court granted and entered Climate Resolve’s dismissal with prejudice concluding the Climate Resolve Action. On December 1, 2021, the Los Angeles Superior Court continued CBD/CNPS Motion for Reconsideration to January 14, 2022, directing CBD/CNPS to evaluate the Settlement Agreement reached in the Climate Resolve Action to address issues surrounding remedies should CBD be granted prevailing party status in the Climate Resolve Action, and to evaluate the potential to settle or otherwise address CBD’s objections to the Centennial project. To that end, the Company met and conferred twice on January 4, 2022 and January 20, 2022. On January 14, the Los Angeles County Superior Court heard CBD/CNPS Motion for Reconsideration and issued its decision granting CBD/CNPS prevailing party status in the Climate Resolve Action. The Los Angeles County Superior Court set a tentative hearing date of February 25, 2022 concerning the entry of final judgment and awarding of appropriate remedies. Upon mutual request of the parties and approval by the Court, the February 25, 2022 hearing date has been extended to September 7, 2022. Prior to and subsequent of final judgment being entered, appellate litigation may follow. To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time.
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
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At June 30, 2022, the investment mix was approximately 20% equity, 79% debt, and 1% money market funds. At December 31, 2021, the investment mix was approximately 35% equity, 64% debt, and 1% money market funds. Equity investments comprise of value, growth, large cap, small cap and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. A weighted average discount rate of 2.8% was used in determining the net periodic pension cost for fiscal 2022 and 2021. The assumed expected long-term rate of return on plan assets is 7.3% for both fiscal 2022 and 2021. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement earnings for the Benefit Plan was as follows:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Earnings (cost) components:
Interest cost	$(156)	$(146)
Expected return on plan assets	276	376
Net amortization and deferral	(24)	(36)
Total net periodic pension earnings	$96	$194

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
The pension and retirement expense for the SERP was as follows:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Cost components:
Interest cost	$(92)	$(82)
Net amortization and other	(58)	(62)
Total net periodic pension expense	$(150)	$(144)

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Commercial/industrial revenues	$2,462	$8,126	$9,811	$10,354
Equity in earnings of unconsolidated joint ventures	1,663	1,365	2,876	1,306
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	4,125	9,491	12,687	11,660
Commercial/industrial expenses	1,822	4,712	4,558	6,264
Operating results from commercial/industrial and unconsolidated joint ventures	$2,303	$4,779	$8,129	$5,396

Real Estate - Resort/Residential
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $423,000 and $439,000 for the three months ended June 30, 2022 and 2021, respectively, and $846,000 and $992,000 for the six months ended June 30, 2022 and 2021.

Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Mineral resources revenues	$4,131	$7,404	$16,099	$14,580
Mineral resources expenses	2,445	4,253	9,602	9,300
Operating results from mineral resources	$1,686	$3,151	$6,497	$5,280

Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Farming revenues	$1,921	$279	$2,576	$886
Farming expenses	3,462	1,203	5,224	2,681
Operating results from farming	$(1,541)	$(924)	$(2,648)	$(1,795)
Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Ranch operations revenues	$755	$829	$1,803	$1,872
Ranch operations expenses	1,250	1,142	2,565	2,329
Operating results from ranch operations	$(495)	$(313)	$(762)	$(457)
15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of June 30, 2022 was $38,632,000. Equity in earnings from unconsolidated joint ventures was $2,876,000 for the six months ended June 30, 2022. The unconsolidated joint ventures have not been consolidated as of June 30, 2022, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC, or Petro, is an unconsolidated joint venture with TravelCenters of America that develops and manages travel plazas, gas stations, convenience stores, and fast-food restaurants throughout TRCC. The Company has 50% of the voting rights but participates in 60% of all profits and losses. The Company does not control the investment due to having only 50% of the voting rights. The Company's partner is the managing partner and performs all of the day-to-day operations and has significant decision-making authority over key business components such as fuel inventory and pricing at the facilities. The Company's investment in this joint venture was $26,029,000 as of June 30, 2022.
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
•On March 29, 2022, TRC-MRC 5 LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East.
•In February 2022, we formed TRC-MRC Multi I, LLC, to pursue the development, construction, lease-up, and management of approximately 495 multi-family rental units located within TRCC-East.
•On March 25, 2021, TRC-MRC 4 LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. Construction of the building has begun with completion expected in 2022. The construction is being financed by a $47,500,000 construction loan that had an outstanding balance of $30,088,000 as of June 30, 2022. The construction loan is individually and collectively guaranteed by the Company and Majestic. In 2021, the Company contributed land with a fair value of $8,464,000 to TRC-MRC 4, LLC. The total cost of the land was $2,895,000. The Company recognized profit of $2,785,000 and deferred profit of $2,785,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures. The Company's investment in this joint venture was $4,663,000 as of June 30, 2022.

•In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary; therefore, it does not consolidate TRC-MRC 3, LLC in its financial statements. The building is 100% leased as of June 30, 2022. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $34,913,000 as of June 30, 2022. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $531,000 as of June 30, 2022.
•In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, which was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028 and has an outstanding principal balance of $22,937,000 as of June 30, 2022. The building is 100% leased as of June 30, 2022. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,329,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
•In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The building is 100% leased as of June 30, 2022. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,777,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $23,097,000 was outstanding as of June 30, 2022. During the first quarter we received notice from a tenant of plans to vacate their current space, concurrently, we received a request from a second tenant wanting to move into a larger space. These two events will free up approximately 240,000 square feet of space during the first quarter of 2023.
•Rockefeller Joint Ventures – The Company has two active joint ventures with Rockefeller Group Development Corporation, or Rockefeller. At June 30, 2022, the Company’s combined equity investment balance in these two joint ventures was $7,409,000.
•18-19 West LLC was formed in August 2009 through the contribution of 61.5 acres of land by the Company that is being held for future development. The Company owns a 50% interest in this joint venture, and the joint venture is being accounted for under the equity method due to both members having significant participating rights in the management of the venture. In 2021, a third-party purchased the land from the joint venture for $15,213,000. The cash proceeds from the sale were distributed to the partners in the first quarter of 2022 and we are in the process dissolving this entity.
•TRCC/Rock Outlet Center LLC was formed in 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. As a result, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On September 7, 2021, the TRCC/Rock Outlet Center LLC joint venture successfully extended the maturity date of its term note with a financial institution from September 5, 2021 to May 31, 2024. In connection with the loan extension, the joint venture also reduced the outstanding amount by $4,600,000. As of June 30, 2022, the outstanding balance of the term note was $28,249,000. The Company and Rockefeller guarantee the performance of the debt.

•Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of June 30, 2022, the Company owned 93.17% of CFL.
The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The difference represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of the assets contributed.
Unaudited condensed statement of operations for the six months ended June 30, 2022 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of June 30, 2022 and December 31, 2021 are as follows:

	Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$49,469	$34,496	$3,256	$2,537	$1,953	$1,522
18-19 West, LLC	—	252	(47)	216	(24)	107
TRCC/Rock Outlet Center, LLC[1]	1,376	1,401	(964)	(730)	(482)	(365)
TRC-MRC 1, LLC	801	795	(25)	10	(12)	5
TRC-MRC 2, LLC	1,031	1,004	338	309	169	155
TRC-MRC 3, LLC	1,015	974	126	(118)	63	(59)
TRC-MRC 4, LLC	—	—	(10)	—	(4)	—
Total	$53,692	$38,922	$2,674	$2,224	$1,663	$1,365

Centennial Founders, LLC	$203	$122	$78	$(22)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.3 million and $0.3 million as of the three months ended June 30, 2022 and June 30, 2021, respectively.

	Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$87,797	$58,317	$5,190	$2,780	$3,114	$1,668
18-19 West, LLC	—	254	(47)	181	(24)	90
TRCC/Rock Outlet Center, LLC[1]	2,940	2,676	(1,378)	(1,419)	(689)	(709)
TRC-MRC 1, LLC	1,640	1,642	(6)	97	(3)	48
TRC-MRC 2, LLC	2,056	2,019	682	645	341	323
TRC-MRC 3, LLC	2,033	1,944	284	(227)	142	(114)
TRC-MRC 4, LLC	—	—	(11)	—	(5)	—
Total	$96,466	$66,852	$4,714	$2,057	$2,876	$1,306

Centennial Founders, LLC	$324	$251	$175	$89	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.6 million and $0.6 million as of the six months ended June 30, 2022 and June 30, 2021, respectively.

	June 30, 2022				December 31, 2021
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$85,290	$(14,466)	$64,050	$26,029	$78,064	$(14,848)	$58,859	$22,915
18-19 West, LLC	384	—	384	—	14,965	—	14,895	6,877
TRCC/Rock Outlet Center, LLC	60,028	(28,249)	30,945	7,409	61,927	(28,783)	32,323	8,098
TRC-MRC 1, LLC	24,454	(23,097)	993	—	24,964	(23,400)	1,209	—
TRC-MRC 2, LLC	20,720	(22,937)	(2,834)	—	20,497	(23,255)	(5,657)	—
TRC-MRC 3, LLC	36,929	(34,913)	827	531	37,579	(35,324)	(914)	859
TRC-MRC 4, LLC	39,501	(30,088)	9,330	4,663	25,671	(16,307)	9,319	4,669
Total	$267,306	$(153,750)	$103,695	$38,632	$263,667	$(141,917)	$110,034	$43,418

Centennial Founders, LLC	$102,033	$—	$101,835	***	$101,178	$—	$100,261	***

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
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer/Chief Financial Officer is one of nine directors at WRMWSD. As of June 30, 2022, the Company paid $2,190,000 for these water contracts and related costs.
17.    SUBSEQUENT EVENTS
In July of 2022, the Company sold 58 acres of industrial land, located at TRCC East, to a major multinational corporation for gross consideration of $22,000,000.

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
We are also involved in multiple joint ventures within TRCC with several partners that help us expand our commercial/industrial business activities:
•A joint venture with TravelCenters of America that owns and operates two travel and truck stop facilities, comprised of five separate gas stations with convenience stores and fast-food restaurants within TRCC-West and TRCC-East.
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
•Immediately northeast of Grapevine is Grapevine North, a 7,655-acre development area, that is currently used for agricultural purposes. Identified as a development area in the Tejon Ranch Conservation and Land Use Agreement, or RWA, Grapevine North presents a significant opportunity for future development. Grapevine North may feature mixed use community development similar to Grapevine at Tejon Ranch, or other development uses as appropriate based upon market conditions at the time.
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
Summary of 2022 Performance
For the three months ended June 30, 2022, the Company had a net loss attributable to common stockholders of $667,000 compared to net income of $2,822,000 for the three months ended June 30, 2021. Because of the timing of land and water sales, the Company's commercial real estate and mineral resources segments experienced operating profit declines, over the comparative period, of $2,774,000 and $1,465,000, respectively. Offsetting those declines was a decrease in income tax expense of $1,123,000.
For the first six months of 2022, we had net income attributable to common stockholders of $3,640,000 compared to $1,767,000 during the first six months of 2021. The Company's mineral resources and commercial real estate segments experienced operating profit improvements of $1,217,000 and $1,163,000, respectively, resulting from stronger margins associated with water and land sales.
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
Critical Accounting Estimates
The preparation of our interim financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and judgments that affect the reported amounts for assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, use of different estimates that we reasonably could have used in the current period, or would have a material impact on our financial condition or results of operations. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, allocation of costs related to land sales and leases, stock compensation, and our future ability to utilize deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
During the six months ended June 30, 2022, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$996	$1,079	$(83)	(8)%
TRCC Leasing	366	533	(167)	(31)%
TRCC management fees and reimbursements	365	176	189	107%
Commercial leases	162	155	7	5%
Communication leases	255	251	4	2%
Landscaping and other	318	253	65	26%
Land sale	—	5,679	(5,679)	(100)%
Total commercial/industrial revenues	$2,462	$8,126	$(5,664)	(70)%
Total commercial/industrial expenses	$1,822	$4,712	$(2,890)	(61)%
Operating income from commercial/industrial	$640	$3,414	$(2,774)	(81)%

•Commercial/industrial real estate development segment revenues were $2,462,000 for the three months ended June 30, 2022, a decrease of $5,664,000, or 70%, from $8,126,000 for the three months ended June 30, 2021. The decrease is attributed to the absence of land sales during the second quarter of 2022 whereas in 2021, the Company contributed land to its TRC-MRC 4 joint venture and recognized $5,679,000 in land sales revenues. Lastly, the Company in 2021 received a one time lease termination payment from a tenant at TRCC resulting in a decrease in revenues for the current year.
•Commercial/industrial real estate development segment expenses were $1,822,000 for the three months ended June 30, 2022, a decrease of $2,890,000, or 61%, from $4,712,000 for the three months ended June 30, 2021. This decrease is primarily attributed to the absence of the cost of sales in 2022 when compared to the prior period.

	Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Commercial revenues
Pastoria Energy Facility	$1,992	$2,095	$(103)	(5)%
TRCC Leasing	754	932	(178)	(19)%
TRCC management fees and reimbursements	950	362	588	162%
Commercial leases	316	297	19	6%
Communication leases	508	478	30	6%
Landscaping and other	610	511	99	19%
Land sale	4,681	5,679	(998)	(18)%
Total commercial revenues	$9,811	$10,354	$(543)	(5)%
Total commercial expenses	$4,558	$6,264	$(1,706)	(27)%
Operating income from commercial/industrial	$5,253	$4,090	$1,163	28%

•Commercial/industrial real estate development segment revenues were $9,811,000 for the first six months of 2022, a decrease of $543,000, or 5%, from $10,354,000 for the first six months of 2021. The decrease is primarily attributed to selling a smaller land parcel in 2022 when compared to 2021. This decrease was partially offset by an increase in developer fees.
•Commercial/industrial real estate development segment expenses were $4,558,000 during the first six months of 2022, a decrease of $1,706,000, or 27%, from $6,264,000 during the first six months of 2021. The decrease is primarily attributed to selling a smaller land parcel in 2022 when compared to the previous period.
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
Our Foreign Trade Zone, or FTZ, designation allows businesses to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of the trade zone. This FTZ designation is further supplemented by the Advance Kern Incentive Program, or AKIP, adopted by the Kern County Board of Supervisors. AKIP is aimed to expand and enhance the County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. AKIP provides incentives such as assistance in obtaining tax incentives, building supporting infrastructure, and workforce development.
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
During the quarter ended June 30, 2022, historically tight market conditions continued to exist throughout the Inland Empire. Vacancy rates ticked up 20 basis points to 0.5% but is still 70 basis points below the mark from one year ago. Average asking rents posted a record-high rate, a 21% jump quarter over quarter and 79% increase from one year ago. Demand for Inland Empire logistics space continues to be strong, as net absorption reached 3.7 million square feet. As lease rates increase in the Inland Empire, we may experience greater pricing advantages due to our lower land basis.
During the quarter ended June 30, 2022, vacancy rates in the San Fernando Valley and Ventura County were unchanged at 0.5% quarter over quarter and 80 basis points below its mark from one year ago. Average asking rates continued to climb with a 22% jump from prior quarter. There is currently 622,000 square feet of industrial space under construction within this market.
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
Resort/residential real estate development segment expenses were $423,000 for the three months ended June 30, 2022, a decrease of $16,000, or 4%, from $439,000 for the six months ended June 30, 2021. The decrease is attributed to additional payroll capitalized to qualifying real estate development projects.
Resort/residential real estate development segment expenses were $846,000 for the first six months of 2022, a decrease of $146,000, or 15%, from $992,000 for the first six months of 2021. The decrease is attributed to additional payroll capitalized to qualifying real estate development projects.
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
•MV – a fully entitled project that obtained final map approvals in 2021 for 401 residential lots and parcels for hospitality, amenities, and public uses. The timing of the MV development in the coming years will depend on the strength of both the economy and the real estate market, including both primary and second home markets. In moving the project forward, we will focus on consumer and market research studies, and fine tuning of development business plans.
•Over the next several years, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of additional common stock.

Mineral Resources:

	Three Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Mineral resources revenues
Oil and gas	$436	$193	$243	126%
Cement	851	628	223	36%
Rock aggregate	548	485	63	13%
Exploration leases	27	25	2	8%
Water Sales	2,250	5,610	(3,360)	(60)%
Reimbursables and other	19	463	(444)	(96)%
Total mineral resources revenues	$4,131	$7,404	$(3,273)	(44)%
Total mineral resources expenses	$2,445	$4,253	$(1,808)	(43)%
Operating income from mineral resources	$1,686	$3,151	$(1,465)	(46)%

•Mineral resources segment revenues were $4,131,000 for the three months ended June 30, 2022, a decrease of $3,273,000, or 44%, from $7,404,000 for the three months ended June 30, 2021. The reduction in revenues is primarily attributed to the timing of water sales, which were mostly completed during the first quarter of 2022. Comparatively, the Company sold 1,500 and 4,715 acre-feet of water as of the three months ended June 30, 2022 and 2021, respectively.
•Mineral resources segment expenses were $2,445,000 for the three months ended June 30, 2022, a decrease of $1,808,000, or 43%, from $4,253,000 for the six months ended June 30, 2021. This decrease is consistent with reduced water sales volume when compared to the prior period.

	Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Mineral resources revenues
Oil and gas	$710	$367	$343	93%
Cement	1,434	1,094	340	31%
Rock aggregate	799	743	56	8%
Exploration leases	70	50	20	40%
Water Sales	12,407	11,862	545	5%
Reimbursables and other	679	464	215	46%
Total mineral resources revenues	$16,099	$14,580	$1,519	10%
Total mineral resources expenses	$9,602	$9,300	$302	3%
Operating income from mineral resources	$6,497	$5,280	$1,217	23%

•Mineral resources segment revenues were $16,099,000 for the first six months of 2022, an increase of $1,519,000, or 10%, from $14,580,000 for the first six months of 2021. The dry 2021/2022 winter diminished water availability in California and eventually resulted in a SWP allocation of 5%. As a result, the Company generated $545,000 in additional water sales revenues in 2022, as a result of improved pricing. Comparatively the Company sold 8,470 and 10,596 acre-feet of water as of June 30, 2022 and 2021, respectively. The remainder of the increase is attributed to the timing of property tax reimbursements from our mineral leases and increased production in the Company's oil and mineral leases as well as higher oil prices.
•Mineral resources segment expenses were $9,602,000 for the first six months of 2022, an increase of $302,000, or 3%, when compared to the same period in 2021. The increase is primarily attributed to increases in property taxes and general overhead costs.
As anticipated changes arise in the future related to groundwater management in California, such as limits on groundwater pumping in overdrafted water basins outside of our lands, we believe that our water assets, including water banking operations, ground water recharge programs, and access to water contracts like those we have purchased in the past, will become even more important and valuable in servicing our projects and providing opportunities for water sales to third parties. We do not expect any further water sales for the remainder of the year.
The price per barrel of oil has increased over 48% from December 31, 2021 levels leading to increases in production, with the expectation of more wells returning into production in the near future. Prices for oil, natural gas fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as: changes in domestic and global supply and demand, domestic and global inventory levels, political and regulatory conditions in California, and international disputes such as current conflicts in Eastern Europe.
Farming:

	Three Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Farming revenues
Almonds	$1,643	$93	$1,550	1,667%
Hay	204	122	82	67%
Other	74	64	10	16%
Total farming revenues	$1,921	$279	$1,642	589%
Total farming expenses	$3,462	$1,203	$2,259	188%
Operating loss from farming	$(1,541)	$(924)	$(617)	67%
•Farming segment revenues were $1,921,000 for the three months ended June 30, 2022, an increase of $1,642,000, or 589%, from $279,000 during the same period in 2021. The improvement is primarily attributed to the timing of the 2021 almond crop sales. Comparatively we sold 722,032 and 44,000 pounds of almonds as of the three months ended June 30, 2022 and 2021, respectively.
•Farming segment expenses were $3,462,000 for the three months ended June 30, 2022, an increase of $2,259,000, or 188%, from $1,203,000 during the same period in 2021. The increase in expenses resulted from the additional cost of sales related to the increase in almond sales when compared to prior year and higher water costs.

	Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Farming revenues
Almonds	$2,126	$397	1,729	436%
Pistachios	—	14	(14)	(100)%
Wine grapes	—	16	(16)	(100)%
Hay	318	251	67	27%
Other	132	208	(76)	(37)%
Total farming revenues	$2,576	$886	$1,690	191%
Total farming expenses	$5,224	$2,681	$2,543	95%
Operating (loss) income from farming	$(2,648)	$(1,795)	$(853)	48%

•Farming segment revenues were $2,576,000 for the first six months of 2022, an increase of $1,690,000, or 191%, from $886,000 during the same period in 2021. The improvement is primarily attributed to the timing of 2021 almond crop sales. Comparatively we sold 991,392 and 204,996 pounds of almonds as of the six months ended June 30, 2022 and 2021, respectively.
•Farming segment expenses were $5,224,000 for the first six months of 2022, an increase of $2,543,000, or 95%, from $2,681,000 when compared to the same period in 2021. The increase in expenses is primarily attributed to an increase in the amount of almonds sold. In addition, the Company is also incurring higher fixed water costs resulting from increased costs associated with maintaining local water district infrastructure and high State Water Project fixed water costs.

Our almond, pistachio, and wine grape crop sales are highly seasonal with most of our sales occurring during the third and fourth quarters. Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. As witnessed in 2020, large crop yields in California and abroad can rapidly depress prices. Tariffs from India, which is a major customer of almonds and pistachios, can make American products less competitive and push customers to switch to another producing country. The strengthening of the U.S. Dollar also makes our crops less attractive to foreign buyers.
Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know the impact of current weather conditions on 2022 production until the summer of 2022. We experienced a warm winter, which reduces the number of chilling hours for our pistachio and almond trees. In the past, this has had a very adverse effect on pistachio yields. The current SWP allocation of 5% alone is inadequate for our farming needs. As such, management will use a portion of the Company's water sources to cover any shortfall and may incur additional water delivery charges, which will increase overall 2022 crop production costs.
Labor shortages are increasing the cost of labor for the Company’s farming segment, while supply chain disruptions such as shortages of drivers for trucking companies and availability of food grade containers are impacting our ability to deliver goods to customers. Because a majority of the Company's almonds are sold to customers in India and China, it is very likely that there will be continued sales delays given the current disruption in the global supply chain network. The Company, along with the rest of the farming industry, is experiencing increased costs for chemicals, herbicides, and fertilizers. For the remainder of 2022, we expect these issues to have an adverse effect on the Company's farming operations.
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
Ranch Operations:

	Three Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Ranch Operations revenues
Game management and other [1]	$461	$448	$13	3%
Grazing	294	381	(87)	(23)%
Total Ranch Operations revenues	$755	$829	$(74)	(9)%
Total Ranch Operations expenses	$1,250	$1,142	$108	9%
Operating loss from Ranch Operations	$(495)	$(313)	$(182)	58%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•Ranch operations revenues were $755,000 for the three months ended June 30, 2022, a decrease of $74,000, or 9%, from $829,000 for the same period in 2021. The decrease is primarily attributed to a drought clause that reduced the number of cattle that are able to graze on the Company's land, thereby reducing grazing lease revenues.
•Ranch operations expenses were $1,250,000 for the three months ended June 30, 2022, an increase of $108,000, or 9%, from $1,142,000 for the same period in 2021. This increase is primarily attributed to an increase in repairs and maintenance costs resulting from a shift in business strategy. Historically, the Company has maintained property grounds using internal sources, during 2022 we began outsourcing this effort which is attributing to the aforementioned increase in repairs and maintenance costs during the quarter.

	Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Ranch Operations revenues
Game Management and other [1]	$1,163	$1,094	$69	6%
Grazing	640	778	(138)	(18)%
Total Ranch Operations revenues	$1,803	$1,872	$(69)	(4)%
Total Ranch Operations expenses	$2,565	$2,329	$236	10%
Operating loss from Ranch Operations	$(762)	$(457)	$(305)	67%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•Ranch operations revenues were $1,803,000 for the first six months of 2022, a decrease of $69,000, or 4%, from $1,872,000 for the same period in 2021. The decrease is primarily attributed to a drought clause that reduced the number of cattle that are able to graze on the Company's land, thereby reducing grazing lease revenues.
•Ranch operations expenses were $2,565,000 for the first six months of 2022, an increase of $236,000, or 10%, from $2,329,000 for the same period in 2021. This increase is primarily attributed to an increase in repairs and maintenance costs resulting from a shift in business strategy. Historically, the Company has maintained property grounds using internal sources, during 2022 we began outsourcing this effort which is attributing to the aforementioned increase in repairs and maintenance costs during the quarter.
Corporate and Other:
Corporate general and administrative costs were $2,185,000 for the three months ended June 30, 2022, a decrease of $179,000, or 8%, from $2,364,000 for the same period in 2021. The decrease is primarily attributed to a decrease in payroll and stock compensation, net of capitalization, of $95,000 as a result of the Company switching from a performance-based stock compensation plan to a market-based stock compensation plan. The Company also had a $44,000 reduction in insurance expense as a result of a refund.
Corporate general and administrative costs were $4,600,000 for the first six months of 2022, a decrease of $55,000, or 1%, from $4,655,000 for the same period in 2021. The decrease is primarily attributed to lower depreciation and amortization costs.
On November 2021, the Company's 18-19 West joint venture sold its land for $15,213,000. In 2022, the Company received excess distributions and recognized long-term deferred gains, associated with the 18-19 West joint venture of $925,000.

Joint Ventures:

	Three Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$1,953	$1,522	$431	28%
18-19 West, LLC	(24)	107	(131)	(122)%
TRCC/Rock Outlet Center, LLC	(482)	(365)	(117)	32%
TRC-MRC 1, LLC	(12)	5	(17)	(340)%
TRC-MRC 2, LLC	169	155	14	9%
TRC-MRC 3, LLC	63	(59)	122	(207)%
TRC-MRC 4, LLC	(4)	—	(4)	100%
Total equity in earnings	$1,663	$1,365	$298	22%

•Equity in earnings were $1,663,000 for the three months ended June 30, 2022, an increase of $298,000, from $1,365,000 during the same period in 2021. The improvement is primarily attributed to the Company's Petro joint venture that saw improved fuel and non-fuel operating margins in 2022.

	Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$3,114	$1,668	$1,446	87%
18-19 West, LLC	(24)	90	(114)	(127)%
TRCC/Rock Outlet Center, LLC	(689)	(709)	20	(3)%
TRC-MRC 1, LLC	(3)	48	(51)	(106)%
TRC-MRC 2, LLC	341	323	18	6%
TRC-MRC 3, LLC	142	(114)	256	(225)%
TRC-MRC 4, LLC	(5)	—	(5)	—%
Total equity in earnings	$2,876	$1,306	$1,570	120%
•Equity in earnings were $2,876,000 for the six months ended June 30, 2022, an increase of $1,570,000, or 120%, from $1,306,000 during the same period in 2021. The improvement is primarily attributed to the Company's Petro joint venture that saw improvements in both fuel and non-fuel operating margins. Additionally, the joint venture's full-service restaurants were open during the first quarter of 2022, but were closed due to COVID-19 mandates during the same period in 2021.
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

Income Taxes
For the six months ended June 30, 2022, the Company had net income tax expense of $3,041,000 compared to $1,139,000 for the six months ended June 30, 2021. The effective tax rates approximated 45% and 39% for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, income tax payables were $2,213,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company's effective tax rates were higher than statutory rates primarily because of permanent differences related to Section 162(m) limitations and discrete tax expense associated with interest rate swap termination proceeds. The Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts Jobs Act. The discrete item was primarily triggered after the Company terminated an existing interest rate swap position that was in a net asset position and as a result, received proceeds of $1,123,000.
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
Our cash, cash equivalents and marketable securities totaled $45,549,000 as of June 30, 2022, a decrease of $1,629,000 from $47,178,000 as of December 31, 2021.
The following table shows our cash flow activities for the six months ended June 30,

(in thousands)	2022	2021
Operating activities	$2,658	$(1,095)
Investing activities	$(18,427)	$(9,846)
Financing activities	$(2,062)	$(3,098)

Operating Activities
During the first six months of 2022, the Company's operations provided $2,658,000 primarily as a result of distributions of earnings from unconsolidated joint ventures and an increase in net income.
During the first six months of 2021, the Company's operations used $1,095,000 primarily to fund crop cultural costs.
Investing Activities
During the first six months of 2022, investing activities used $18,427,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $12,288,000, which includes predevelopment activities for our master planned communities; $1,292,000 consisting of permitting efforts for MV; $420,000 consisting of permitting efforts for Grapevine, and costs related to litigation defense for Centennial of $2,067,000. At TRCC, we spent $4,480,000 on infrastructure improvements and planning on the residential community at TRCC-East. Within our farming segment, we spent $3,690,000 which includes cultural costs for orchards not currently in production and replacing machinery and equipment. Lastly, the Company used $988,000 to acquire water assets. The Company had marketable securities maturities of $20,322,000 and reinvested $36,783,000. Lastly, the Company received proceeds of $2,899,000, $3,973,000, $4,438,000, from joint venture distributions, water sales, and land sales, respectively.
During the first six months of 2021, investing activities used $9,846,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $11,414,000, which includes predevelopment activities for our master planned communities; $2,235,000 consisting of planning and permitting primarily related to the preparation of final maps for Phase 1 of MV; expenditures relating to litigation of $618,000 for Grapevine, and costs related to litigation defense for Centennial of $1,184,000. At TRCC, we spent $2,136,000 on infrastructure improvements, qualifying costs related to land development and the residential community at TRCC-East. Within our farming segment, we spent $4,812,000 developing new almond orchards and grape vineyards, which includes cultural costs for 2021 for orchards not currently in production and replacing machinery and equipment. Lastly, the Company used $2,415,000 to acquire water assets and invested $7,842,000 into marketable securities. The cash outlays previously mentioned were offset by water sales proceeds of $5,874,000, joint venture distributions of $5,096,000 primarily attributed to the sale of land to TRC-MRC 4 and proceeds from matured marketable securities of $1,400,000.

As we move forward, we anticipate we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments, including the investments summarized below.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2022 is primarily related to our real estate projects. These estimated investments include approximately $8,236,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. We also plan to continue to invest in cultural costs tied to new almond orchards and vineyards, and to replace farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. Lastly, we expect to invest up to $4,734,000 for land planning, litigation/appeals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2022.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2022 and 2021, was $1,154,000 and $1,242,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $1,311,100 and $1,238,000 for the six months ended June 30, 2022 and 2021, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first six months of 2022, financing activities used $2,062,000, which was attributable to long-term debt service of $50,962,000, tax payments on vested share grants of $1,122,000, offset by debt issuance of $49,080,000 and proceeds from interest rate swap termination of $1,123,000.
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
Capital Structure and Financial Condition
At June 30, 2022, total capitalization at book value was $515,210,000, consisting of $50,901,000 of debt and $464,309,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 9.9%.
On October 13, 2014, the Company, as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility added a $70,000,000 term loan, or Term Loan, to the then existing $30,000,000 revolving line of credit, or RLC. In August 2019, the Company amended the Term Note (Amended Term Note) and extended its maturity to June 2029 and amended the RLC to expand the capacity from $30,000,000 to $35,000,000 and extend the maturity to October 5, 2024. On June 27, 2022, the Company paid off the Amended Term Note and terminated the related interest rate swap agreement with Wells Fargo and received a $1,123,200 cash termination fee from Wells Fargo for the interest rate swap.
On June 30, 2022, the Company entered into a variable rate term note, or New Term Note, and a New Revolving Line of Credit Note, or New RLC, with Bank of America, N.A, (Lender) or collectively the New Credit Facility. The New Term Loan provides a principal amount of $49,080,000 and a maturity date of June 28, 2032, which was used to pay off the existing Wells Fargo Amended Term Note. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt extinguishment. The amount of New RLC under the New Credit Facility is $45,000,000. As a subfacility under the New RLC, the Lender agrees to provide up to $10,000,000 of capacity to issue standby letters of credit. The Company currently has $4,393,000 outstanding on a standby letter of credit (see Off-Balance Sheet Arrangements section below for further discussion). The Company can issue an additional $5,607,000 in standby letters of credit. The allocation of the credit availability to a letter of credit does not incur an interest cost.
The New Term Note had a $49,080,000 balance as of June 30, 2022. The interest rate per annum applicable to the New Term Loan is the daily secured overnight financing rate, or SOFR, plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The New Term Note requires monthly amortization payments pursuant to a schedule set forth in the New Term Note, with the final outstanding principal amount due June 28, 2032. The New Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The New RLC had no outstanding balance as of June 30, 2022. At the Company’s option, the interest rate on this line of credit can float at 1.37% over a selected the Daily SOFR rate or can be fixed at 1.37% above Term SOFR for a fixed rate term. During the term of this RLC (which matures in June 2032), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
Any future borrowings under the New RLC are expected to be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the New RLC is subject to compliance with certain financial covenants and making certain representations and warranties, which are typical in this type of borrowing arrangement.
The New Credit Facility requires compliance with two financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis.
At June 30, 2022 and December 31, 2021, the Company was in compliance with all financial covenants.
The New Credit Facility also contains customary negative covenants that limit the ability of the Company to, among other things, make capital expenditures, incur indebtedness and issue guaranties, consummate certain assets sales, acquisitions or mergers, make investments, pay dividends or repurchase stock, make a change in capital ownership, or incur liens on any assets.
The New Credit Facility contains customary events of default, including: failure to make required payments; failure to comply with terms of the New Credit Facility; bankruptcy and insolvency. The New Credit Facility contains other customary terms and conditions, including representations and warranties, which are typical for credit facilities of this type.
The Company also has a $4,750,000 promissory note agreement whose principal and interest due monthly began October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of June 30, 2022 was $1,821,000.
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
In May 2022, we filed an updated shelf registration statement on Form S-3, which went effective in May 2022. Under the shelf registration statement, we may offer and sell in the future one or more offerings not to exceed $200,000,000, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to the funding needs of the Company.
Although we have a strong liquidity position at June 30, 2022 with $45,549,000 in cash and securities and $45,000,000 available on our RLC to meet any short-term liquidity needs, we have taken steps to maximize positive cash flow, in case a lack of liquidity in the economy limits our access to third party funding by responsibly limiting cash expenditures to the extent practical. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of June 30, 2022, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$277,288	$11,632	$24,321	$25,804	$215,531
Long-term debt	50,901	1,619	3,733	4,109	41,440
Interest on long-term debt	18,987	2,307	4,365	4,007	8,308
Cash contract commitments	8,922	5,677	1,656	518	1,071
Defined Benefit Plan	4,489	317	712	973	2,487
SERP	4,967	526	997	1,115	2,329
Financing fees	163	163	—	—	—
Total contractual obligations	$365,717	$22,241	$35,784	$36,526	$271,166
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
In connection with the sale of the bonds there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes as of June 30, 2022, that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The tax assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate of the property at the time of sale or at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation as of June 30, 2022.
As of June 30, 2022, aggregate outstanding debt of unconsolidated joint ventures was $153,750,000. We provided a guarantee on $139,284,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we, as of June 30, 2022, do not expect the guarantee to be called upon. We do not provide a guarantee on the $14,466,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net income (loss)	$(662)	$2,824	$3,652	$1,761
Net income (loss) attributable to non-controlling interest	5	2	12	(6)
Net income (loss) attributable to common stockholders	(667)	2,822	3,640	1,767
Interest, net
Consolidated	(79)	(9)	(96)	(16)
Our share of interest expense from unconsolidated joint ventures	640	629	1,231	1,253
Total interest, net	561	620	1,135	1,237
Income taxes	(5)	1,118	3,041	1,139
Depreciation and amortization:
Consolidated	1,081	967	2,048	1,932
Our share of depreciation and amortization from unconsolidated joint ventures	1,093	1,181	2,242	2,356
Total depreciation and amortization	2,174	2,148	4,290	4,288
EBITDA	2,063	6,708	12,106	8,431
Stock compensation expense	868	949	2,087	2,225
Adjusted EBITDA	$2,931	$7,657	$14,193	$10,656
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Commercial
Revenues	$2,462	$8,126	$9,811	$10,354
Expenses	1,822	4,712	4,558	6,264
Commercial/Industrial operating income	$640	$3,414	$5,253	$4,090
Plus: Commercial/Industrial depreciation and amortization	113	116	229	232
Plus: General, administrative, cost of sales and other expenses	1,594	4,490	4,112	5,828
Less: Other revenues including land sales	(675)	(6,108)	(6,234)	(6,542)
Total Commercial/Industrial net operating income	$1,672	$1,912	$3,360	$3,608

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Net operating income	2022	2021	2022	2021
Pastoria Energy Facility	$992	$1,076	$1,985	$2,088
TRCC	272	443	576	761
Communication leases	253	244	499	465
Other commercial leases	155	149	300	294
Total Commercial/Industrial net operating income	$1,672	$1,912	$3,360	$3,608
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Earnings of unconsolidated joint ventures	$2,674	$2,224	$4,714	$2,057
Interest expense of unconsolidated joint ventures	1,256	1,241	2,422	2,473
Operating income of unconsolidated joint ventures	3,930	3,465	7,136	4,530
Depreciation and amortization of unconsolidated joint ventures	2,054	2,220	4,197	4,434
Net operating income of unconsolidated joint ventures	$5,984	$5,685	$11,333	$8,964

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
The New RLC had no outstanding balance as of June 30, 2022. At the Company’s option, the interest rate on this line of credit can float at 1.37% over a selected the Daily SOFR rate or can be fixed at 1.37% above Term SOFR for a fixed rate term. During the term of this RLC (which matures in June 2032), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one of which has a balance of $49,080,000 as of June 30, 2022 and is tied to the daily secured overnight financing rate, or SOFR, plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The outstanding balance on the second term loan as of June 30, 2022 was $1,821,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time to time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first term loan (discussed here).
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2022
(In thousands except percentage data)

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Assets:
Marketable securities	$9,357	$18,014	$—	$—	$—	$—	$27,371	$27,185
Weighted average interest rate	0.66%	1.87%	—%	—%	—%	3.67%	1.46%
Liabilities:
Long-term debt ($4.75M note)	$129	$265	$277	$289	$302	$559	$1,821	$1,821
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt (New Term Loan)	$618	$1,513	$1,589	$1,669	$1,753	$41,938	$49,080	$49,080
Weighted average interest rate	4.62%	4.62%	4.62%	4.62%	4.62%	4.62%	4.62%

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
With respect to accounts receivables, the amount at risk primarily relates to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $2,751,000 of accounts receivable outstanding at June 30, 2022, $471,381, or 17%, pertains to pistachio sales receivables that are at risk to changing prices.
The price estimated for the remaining accounts receivable for pistachios recorded at June 30, 2022 was $2.14 per pound and compared to $2.04 at December 31, 2021 levels. For each $0.01 change in the price per pound of pistachios, our receivable for pistachios increases or decreases by $2,000. Although the final price per pound of pistachios, and therefore the extent of the risk is presently unknown, pricing over the past three years has ranged from $1.98 to $2.14.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.5	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 25

10.33	Revolving Line of Credit	FN 36
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders LLC, Redemption and Withdrawal Agreement - Lewis Tejon Member, LLC	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	*Executive Officer Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	FN 42
10.52	Credit Agreement Between Tejon Ranchcorp and Bank of America, N.A.	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 99.1 to our Current Report on Form 8-K filed on May 26, 2020, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the period ended March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 22	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.31 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 25	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.32 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.

FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 34	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 35	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 36	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.
FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 42	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the year ended March 31, 2022, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

August 3, 2022	/s/ Gregory S. Bielli
Date	Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2022	/s/ Allen E. Lyda
Date	Allen E. Lyda
Chief Operating Officer/Chief Financial Officer
(Principal Financial Officer)

August 3, 2022	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Chief Accounting Officer
(Principal Accounting Officer)