Form 10-Q
period 2022-09-30
TEJON RANCH CO
filed 2022-11-07
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on October 31, 2022 was 26,499,626.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Real estate - commercial/industrial	$22,352	$2,466	$32,163	$12,820
Mineral resources	3,139	4,774	19,238	19,354
Farming	4,776	6,726	7,352	7,612
Ranch operations	1,208	996	3,011	2,868
Total revenues	31,475	14,962	61,764	42,654
Costs and Expenses:
Real estate - commercial/industrial	6,845	2,331	11,403	8,595
Real estate - resort/residential	372	322	1,218	1,314
Mineral resources	1,745	3,025	11,347	12,325
Farming	8,752	7,296	13,976	9,977
Ranch operations	1,143	1,182	3,708	3,511
Corporate expenses	1,630	2,021	6,230	6,676
Total expenses	20,487	16,177	47,882	42,398
Operating income (loss)	10,988	(1,215)	13,882	256
Other Income:
Investment income	204	5	300	21
Other income, net	211	24	1,038	131
Total other income	415	29	1,338	152
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	11,403	(1,186)	15,220	408
Equity in earnings of unconsolidated joint ventures, net	1,991	1,510	4,867	2,816
Income before income tax expense	13,394	324	20,087	3,224
Income tax expense	3,221	98	6,262	1,237
Net income	10,173	226	13,825	1,987
Net (loss) income attributable to non-controlling interest	(11)	7	1	1
Net income attributable to common stockholders	$10,184	$219	$13,824	$1,986
Net income per share attributable to common stockholders, basic	$0.38	$0.01	$0.52	$0.08
Net income per share attributable to common stockholders, diluted	$0.38	$0.01	$0.52	$0.08

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$10,173	$226	$13,825	$1,987
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	(101)	(1)	(278)	(8)
Unrealized gain on interest rate swap	1,608	456	5,819	2,237
Other comprehensive gain before taxes	1,507	455	5,541	2,229
Expense for income taxes related to other comprehensive income items	(422)	(126)	(1,553)	(624)
Other comprehensive income	1,085	329	3,988	1,605
Comprehensive income	11,258	555	17,813	3,592
Comprehensive (loss) income attributable to non-controlling interests	(11)	7	1	1
Comprehensive income attributable to common stockholders	$11,269	$548	$17,812	$3,591
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,308	$36,195
Marketable securities - available-for-sale	31,242	10,983
Accounts receivable	4,668	6,473
Inventories	5,532	5,702
Prepaid expenses and other current assets	3,919	3,619
Total current assets	75,669	62,972
Real estate and improvements - held for lease, net	17,028	17,301
Real estate development (includes $114,284 at September 30, 2022 and $112,063 at December 31, 2021, attributable to Centennial Founders, LLC, Note 15)	325,931	319,030
Property and equipment, net	53,468	50,699
Investments in unconsolidated joint ventures	38,605	43,418
Net investment in water assets	48,024	50,997
Other assets	3,160	1,619
TOTAL ASSETS	$561,885	$546,036

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$4,143	$4,545
Accrued liabilities and other	4,415	3,451
Deferred income	2,071	1,907
Income Taxes Payable	843	1,217
Current maturities of long-term debt	1,758	4,475
Total current liabilities	13,230	15,595
Long-term debt, less current portion	48,612	48,155
Long-term deferred gains	8,435	8,409
Deferred tax liability	4,136	2,898
Other liabilities	11,943	14,468
Total liabilities	86,356	89,525
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,491,770 at September 30, 2022 and 26,400,921 at December 31, 2021	13,246	13,200
Additional paid-in capital	346,095	344,936
Accumulated other comprehensive loss	(2,834)	(6,822)
Retained earnings	103,659	89,835
Total Tejon Ranch Co. Stockholders’ Equity	460,166	441,149
Non-controlling interest	15,363	15,362
Total equity	475,529	456,511
TOTAL LIABILITIES AND EQUITY	$561,885	$546,036
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$13,825	$1,987
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,342	3,408
Amortization of premium/discount of marketable securities	116	77
Equity in earnings of unconsolidated joint ventures, net	(4,867)	(2,816)
Non-cash retirement plan expense (benefit)	81	(75)
Non-cash profits recognized from land contribution	—	(2,784)
Profit from water sales[1]	(1,889)	(3,277)
Profit from land sales[2]	(18,372)	—
Gain on sale of property plant and equipment	(1,140)	(12)
Deferred income taxes	(315)	(1)
Stock compensation expense	2,088	3,162
Excess tax shortfall from stock-based compensation	3	155
Loan fee write-off	85	—
Distribution of earnings from unconsolidated joint ventures	7,336	364
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	851	(2,597)
Current liabilities	724	493
Net cash provided by (used in) operating activities	1,868	(1,916)
Investing Activities
Maturities and sales of marketable securities	27,961	5,250
Funds invested in marketable securities	(48,614)	(10,355)
Real estate and equipment expenditures	(17,687)	(15,240)
Reimbursement proceeds from Community Facilities District	—	135
Proceeds from sale of real estate/assets	—	63
Investment in unconsolidated joint ventures	(175)	(2,900)
Distribution of equity from unconsolidated joint ventures	3,968	5,690
Proceeds from water sales[1]	5,202	8,997
Investments in water assets	(988)	(2,415)
Net proceeds from land sales[2]	24,950	—
Net cash used in investing activities	(5,383)	(10,775)
Financing Activities
Borrowings of long-term debt	49,080	—
Repayments of long-term debt	(51,272)	(3,200)
Deferred financing costs	(181)	—
Interest rate swap settlement[3]	1,123	—
Taxes on vested stock grants	(1,122)	(966)
Net cash used in financing activities	(2,372)	(4,166)
Decrease in cash and cash equivalents	(5,887)	(16,857)
Cash, cash equivalents, and restricted cash at beginning of period	37,398	55,320
Cash, cash equivalents, and restricted cash at end of period	$31,511	$38,463

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$30,308	$37,660
Restricted cash (Shown in Other Assets)	1,203	803
Total cash, cash equivalents, and restricted cash	$31,511	$38,463
Supplemental cash flow information

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$841	$737
Accrued long-term water assets included in current liabilities	$374	$262
Contribution to unconsolidated joint venture[2]	$—	$8,464
Long term deferred profit on land contribution[2]	$—	$2,785

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

Given the nature of our water assets and the aforementioned authoritative guidance, the Company estimates the appropriate classification of water assets purchased based on the timing of the sale of the water. Water purchased in prior periods that was classified as investing was sold for $5.2 million in 2022, this cash inflow is appropriately classified in the Company’s investing activities. The profit of $1.9 million related to the water purchased in prior periods is appropriately being deducted from operating activities for the current period. The Company has and will continue to apply this methodology to water asset transactions that meet this fact pattern.

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

Given the nature of our land development costs and the aforementioned authoritative guidance, the Company estimates the appropriate classification of land development costs based on the timing of the sale of land. Land development costs incurred during prior periods that were classified as investing were sold for $26.7 million in gross proceeds in 2022, this cash inflow is appropriately classified in the Company’s investing activities. The profit of $18.4 million related to land development costs incurred in prior periods is appropriately being deducted from operating activities for the current period. The Company has and will continue to apply this methodology to land sale transactions that meet this fact pattern.

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

[3]The Company had an interest rate swap agreement with Wells Fargo Bank, N.A. to reduce its exposure to fluctuations in the floating interest rate tied to the London Inter-Bank Offered Rate, or LIBOR, under a term note with Wells Fargo. The hedging relationship qualified as an effective cash flow hedge at the initial assessment, based upon a regression analysis, and is recorded at fair value. On June 27, 2022, the Company terminated the interest rate swap agreement with Wells Fargo and received a $1,123,200 cash termination fee from Wells Fargo. See Interest Rate Swap (Note 10) for further discussion.

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2022	26,484,947	$13,242	$346,137	$(3,919)	$93,475	$448,935	$15,374	$464,309
Net income (loss)	—	—	—	—	10,184	10,184	(11)	10,173
Other comprehensive income	—	—	—	1,085		1,085	—	1,085
Restricted stock issuance	6,823	4	(3)	—	—	1	—	1
Stock compensation	—	—	(39)	—	—	(39)	—	(39)
Shares withheld for taxes and tax benefit of vested shares	—	—	—	—	—	—	—	—
Balance, September 30, 2022	26,491,770	$13,246	$346,095	$(2,834)	$103,659	$460,166	$15,363	$475,529

Balance, June 30, 2021	26,343,864	$13,171	$343,415	$(8,444)	$86,254	$434,396	$15,362	$449,758
Net income	—	—	—	—	219	219	7	226
Other comprehensive loss	—	—	—	329		329	—	329
Restricted stock issuance	8,329	4	(4)	—	—	—	—	—
Stock compensation	—	—	1,136	—	—	1,136	—	1,136
Shares withheld for taxes and tax benefit of vested shares	—	—	—	—	—	—	—	—
Balance, September 30, 2021	26,352,193	$13,175	$344,547	$(8,115)	$86,473	$436,080	$15,369	$451,449

See accompanying notes.

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	26,400,921	$13,200	$344,936	$(6,822)	$89,835	$441,149	$15,362	$456,511
Net income	—	—	—	—	13,824	13,824	1	13,825
Other comprehensive income	—	—	—	3,988	—	3,988	—	3,988
Restricted stock issuance	154,709	77	(77)	—	—	—	—	—
Stock compensation	—	—	2,327	—	—	2,327	—	2,327
Shares withheld for taxes and tax benefit of vested shares	(63,860)	(31)	(1,091)	—	—	(1,122)	—	(1,122)
Balance, September 30, 2022	26,491,770	$13,246	$346,095	$(2,834)	$103,659	$460,166	$15,363	$475,529

Balance, December 31, 2020	26,276,830	$13,137	$342,059	$(9,720)	$84,487	$429,963	$15,368	$445,331
Net income	—	—	—	—	1,986	1,986	1	1,987
Other comprehensive income	—	—	—	1,605	—	1,605	—	1,605
Restricted stock issuance	134,021	67	(67)	—	—	—	—	—
Stock compensation	—	—	3,492	—	—	3,492	—	3,492
Shares withheld for taxes and tax benefit of vested shares	(58,658)	(29)	(937)	—	—	(966)	—	(966)
Balance, September 30, 2021	26,352,193	$13,175	$344,547	$(8,115)	$86,473	$436,080	$15,369	$451,449

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
The periods ended September 30, 2022 and 2021 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment, statements of changes in equity and noncontrolling interests, and statements of cash flows. The Company’s September 30, 2022 and December 31, 2021 balance sheets are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
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
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relate to funds held in escrow. The Company had $1,203,000 of restricted cash as of September 30, 2022.
Recent Accounting Pronouncements
No new Accounting Standards Update, or ASU, is applicable to our consolidated financial statements as of September 30, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average number of shares outstanding:
Common stock	26,491,251	26,351,254	26,468,099	26,336,247
Common stock equivalents	47,507	163,689	164,364	135,264
Diluted shares outstanding	26,538,758	26,514,943	26,632,463	26,471,511

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

($ in thousands)		September 30, 2022		December 31, 2021
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrealized losses for less than 12 months		$—	$—	$401	$400
with unrealized gains		648	649	—	—
Total Certificates of deposit	Level 1	648	649	401	400
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		13,236	13,138	1,360	1,358
with unrealized gains		500	500	—	—
Total U.S. Treasury and agency notes	Level 2	13,736	13,638	1,360	1,358
Corporate notes
with unrealized losses for less than 12 months		16,057	15,871	9,231	9,225
with unrealized losses for more than 12 months		1,088	1,084	—	—
Total Corporate notes	Level 2	17,145	16,955	9,231	9,225

		$31,529	$31,242	$10,992	$10,983
ASC Topic 326, "Financial Instruments - Credit Losses," requires the Company to use an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At September 30, 2022, the Company has not recorded any credit losses.
As of September 30, 2022, the fair market value of marketable securities was $287,000 below their cost basis. The Company’s gross unrealized holding gains equaled $1,000 and gross unrealized holding losses equaled $288,000. As of September 30, 2022, the adjustment to accumulated other comprehensive loss reflected a decline in market value of $278,000, including estimated taxes of $78,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326. The accrued interest receivables balance totaled $151,000 as of September 30, 2022 and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at September 30, 2022 and December 31, 2021 were caused by relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. As of September 30, 2022 and December 31, 2021, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of September 30, 2022 and December 31, 2021.

Corporate notes
The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of September 30, 2022 and December 31, 2021, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of September 30, 2022 and December 31, 2021.
The following tables summarize the maturities, at par, of marketable securities as of:

	September 30, 2022
($ in thousands)	2022	2023	Total
Certificates of deposit	$649	$—	$649
U.S. Treasury and agency notes	2,905	10,875	13,780
Corporate notes	3,636	13,470	17,106
	$7,190	$24,345	$31,535

	December 31, 2021
($ in thousands)	2022	2023	Total
Certificates of deposit	$400	$—	$400
U.S. Treasury and agency notes	855	500	1,355
Corporate notes	8,925	250	9,175
	$10,180	$750	$10,930
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of September 30, 2022.
4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	September 30, 2022	December 31, 2021
Real estate development
Mountain Village	$153,267	$150,668
Centennial	114,284	112,063
Grapevine	38,778	37,922
Tejon Ranch Commerce Center	19,602	18,377
Real estate development	$325,931	$319,030

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	$20,590	$20,595
Less accumulated depreciation	(3,562)	(3,294)
Real estate and improvements - held for lease, net	$17,028	$17,301

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
Water revenues and cost of sales were as follows for the nine months ended ($ in thousands):

	September 30, 2022	September 30, 2021
Acre-Feet Sold	9,600	13,199

Revenues	$13,635	$14,986
Cost of sales	8,944	10,297
Profit	$4,691	$4,689

The costs assigned to water assets held for future use were as follows ($ in thousands):

	September 30, 2022	December 31, 2021
Banked water and water for future delivery	$23,855	$25,020
Water available for banking, sales, or internal use	2,093	2,879
Total water held for future use at cost	$25,948	$27,899

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	September 30, 2022		December 31, 2021
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(5,669)	$11,581	$(5,307)
Nickel water rights	18,740	(5,729)	18,740	(5,247)
Tulare Lake Basin water rights	6,479	(3,326)	6,479	(3,148)
	$36,800	$(14,724)	$36,800	$(13,702)
Net cost of purchased water contracts	22,076		23,098
Total cost water held for future use	25,948		27,899
Net investments in water assets	$48,024		$50,997

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

(in acre-feet, unaudited)	September 30, 2022	December 31, 2021
Water held for future use
TCWD - Banked water owned by the Company	53,448	56,189
Company water bank	50,349	50,349
Water available for banking, sales, or internal use	2,874	4,203
Total water held for future use	106,671	110,741
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	138,104	142,174
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
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following:

($ in thousands)	September 30, 2022	December 31, 2021
Accrued vacation	$749	$782
Accrued paid personal leave	356	356
Accrued bonus	1,845	2,062
Property tax payable	1,359	—
Other	106	251
	$4,415	$3,451

7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	September 30, 2022	December 31, 2021
Notes payable	$50,590	$52,784
Less: line-of-credit and current maturities of long-term debt	(1,758)	(4,475)
Less: deferred loan costs	(220)	(154)
Long-term debt, less current portion	$48,612	$48,155
On June 30, 2022, the Company entered into a variable rate term note, or New Term Note, and a new Revolving Line of Credit Note, or New RLC, with Bank of America, N.A, or collectively the New Credit Facility. The New Term Loan provided a principal amount of $49,080,000 and a maturity date of June 28, 2032, which was used to pay off the existing Wells Fargo Amended Term Note. The Company evaluated the debt exchange under Accounting Standards Codification (ASC) 470 and determined that the exchange should be treated as a debt extinguishment. The amount of New RLC under the New Credit Facility is $40,607,000.
The New Term Note had a $48,833,000 balance as of September 30, 2022. The interest rate per annum applicable to the New Term Loan is the daily Secured Overnight Financing Rate, or SOFR, plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The New Term Note requires monthly amortization payments pursuant to a schedule set forth in the New Term Note, with the final outstanding principal amount due June 28, 2032. The New Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The New RLC had no outstanding balance as of September 30, 2022. At the Company’s option, the interest rate on this line of credit can float at 1.37% over a selected Daily SOFR rate or can be fixed at 1.37% above Term SOFR for a fixed rate term. During the term of this RLC (which matures in June 2032), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	September 30, 2022	December 31, 2021
Pension liability	$26	$185
Interest rate swap liability (Note 10)[1]	—	3,088
Supplemental executive retirement plan liability	7,691	7,847
Excess joint venture distributions and other	4,226	3,348
Total	$11,943	$14,468

[1]The Company's interest rate swap had an asset balance of $1.6 million as of September 30, 2022 and is recorded under the caption Other Assets on the Consolidated Balance Sheets.
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

The following is a summary of the Company’s Performance Condition Grants as of the nine months ended September 30, 2022:

Performance Condition Grants
Target performance	453,747
Maximum performance	342,411

The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance grants for the nine months ended September 30, 2022:

September 30, 2022
Stock Grants Outstanding Beginning of Period at Target Achievement	683,645
New Stock Grants/Additional Shares due to Achievement in Excess of Target	60,078
Vested Grants	(128,893)
Expired/Forfeited Grants	(240,710)
Stock Grants Outstanding End of Period at Target Achievement	374,120
The following is a summary of the assumptions used to determine the price for the Company’s market-based Performance Condition Grants for the nine months ended September 30, 2022:

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
The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of September 30, 2022 were $1,406,000 and 16 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. The fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to a maximum, the Company determined, based on historic and projected results, the probability of (1) achieving the performance objective and (2) the level of achievement. Based on this information, the Company determines the fair value of the award and measures the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company will adjust stock compensation costs according to the actual outcome of the performance condition.
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
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Nine Months Ended September 30,
Employee Plan:	2022	2021
Expensed	$1,646	$2,774
Capitalized	239	330
	1,885	3,104
NDSI Plan - Expensed	442	388
Total Stock Compensation Costs	$2,327	$3,492

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
As of September 30, 2022, the fair value of the interest rate swap agreement was greater than its cost basis and as such the mark-to-market adjustment is recorded within Other Assets on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of September 30, 2022 and December 31, 2021 ($ in thousands):

September 30, 2022
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
June 30, 2022	June 28, 2032	Level 2	4.62%	$1,608	$48,833

December 31, 2021
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(3,088)	$50,837
11.     INCOME TAXES
The Company’s provision for income taxes as of September 30, 2022 has been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the nine months ended September 30, 2022, the Company’s income tax expense was $6,262,000 compared to $1,237,000 for the nine months ended September 30, 2021. Effective tax rates were 31% and 38% for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had income tax payables of $843,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.
For the nine months ended September 30, 2022, the Company’s effective tax rate was above statutory tax rates as a result of permanent differences related to Section 162(m) limitations. The Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts Jobs Act.
12.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $13,249,000 is expected to be paid in 2022. These estimated water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. Contractual obligations for future water payments were $277,663,000 as of September 30, 2022.

Conservancy Payments
As of September 30, 2022, the Company has fulfilled its financial obligations to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement that was entered into with five major environmental organizations in 2008.
Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be finalized until the future payment dates. The Company believes as of September 30, 2022, the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.
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
In connection with the sale of the bonds, there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for two years and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $10,000.
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of September 30, 2022, there were no additional improvement funds remaining from the West CFD bonds. There are $15,647,940 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal 2022, the Company expects to pay approximately $2,899,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The tax assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate of the property at the time of sale or at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on September 30, 2022.

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
On November 30, 2021, the Company together with Ranchcorp and Centennial, entered into a Settlement Agreement with Climate Resolve. Pursuant to the Settlement Agreement, the Company has agreed: (1) to make Centennial a net zero GHG emissions project through various on-site and off-site measures, including but not limited to installing electric vehicle chargers and establishing and funding incentive programs for the purchase of electric vehicles; (2) to fund certain on-site and off-site fire protection and prevention measures; and (3) to provide annual public reports and create an organization to monitor progress towards these commitments. The foregoing is only a summary of the material terms of the Settlement Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Settlement Agreement. In exchange, Climate Resolve filed a request for dismissal of the Climate Resolve Action with prejudice from the Los Angeles County Superior Court. On December 3, 2021, the Los Angeles Superior Court granted and entered Climate Resolve’s dismissal with prejudice concluding the Climate Resolve Action. On December 1, 2021, the Los Angeles Superior Court continued CBD/CNPS Motion for Reconsideration to January 14, 2022, directing CBD/CNPS to evaluate the Settlement Agreement reached in the Climate Resolve Action to address issues surrounding remedies should CBD be granted prevailing party status in the Climate Resolve Action, and to evaluate the potential to settle or otherwise address CBD’s objections to the Centennial project. To that end, the Company met and conferred twice on January 4, 2022 and January 20, 2022. On January 14, the Los Angeles County Superior Court heard CBD/CNPS Motion for Reconsideration and issued its decision granting CBD/CNPS prevailing party status in the Climate Resolve Action. The Los Angeles County Superior Court set a tentative hearing date of February 25, 2022 concerning the entry of final judgment and awarding of appropriate remedies. Upon mutual request of the parties and approval by the Court, the February 25, 2022 hearing date has been extended on four separate occasions, originally to March 30, 2022, and then again to May 13, 2022, July 1, 2022 and most recently to September 7, 2022. On September 7, 2022, the Parties appeared before the Court concerning the entry of final judgment and the setting of appropriate remedies. The Court upon hearing oral argument ordered the parties to continue to meet and confer for an additional 30 days and continued the September 7th hearing to October 7, 2022. On October 3, 2022, the Court issued an order on the Court’s own continuance to further continue the October 7, 2022 hearing to October 21, 2022. Upon mutual request of the Parties and approval by the Court, the Parties extended the October 21, 2022 hearing date to October 26, 2022. At the October 26th hearing, the Court agreed to: (a) hear the Company’s Motion for Reconsideration as to the successful challenges Climate Resolve prevailed upon within the Climate Resolve Action, and ordered the Parties to appear on December 14, 2022 to hear the Company’s Motion to Reconsider and (b) rule on the entry of final judgment and setting of remedies at a February 17, 2023 hearing date. Prior to and subsequent of final judgment being entered, appellate litigation may follow. To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time.

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
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At September 30, 2022, the investment mix was approximately 19% equity, 80% debt, and 1% money market funds. At December 31, 2021, the investment mix was approximately 35% equity, 64% debt, and 1% money market funds. Equity investments comprise of value, growth, large cap, small cap and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. A weighted average discount rate of 2.8% was used in determining the net periodic pension cost for fiscal 2022 and 2021. The assumed expected long-term rate of return on plan assets is 7.3% for both fiscal 2022 and 2021. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement earnings for the Benefit Plan was as follows:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Earnings (cost) components:
Interest cost	$(234)	$(219)
Expected return on plan assets	414	564
Net amortization and deferral	(36)	(54)
Total net periodic pension earnings	$144	$291

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
The pension and retirement expense for the SERP was as follows:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Cost components:
Interest cost	$(138)	$(123)
Net amortization and other	(87)	(93)
Total net periodic pension expense	$(225)	$(216)

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
In the first quarter of 2022, the Company sold 12.3 acres of industrial land located at TRCC West to a third party for $4,680,000 and recognize the amount as land sales revenue. In the third quarter of 2022, the Company sold 58.0 acres of industrial land located at TRCC East to a major multinational corporation for $22,000,000. The Company recognized land sales revenue of $19,627,000 and deferred revenues of $2,373,000 attributable to a performance obligation within the contract after applying the five-step revenue recognition model in accordance with ASC Topic 606 - Revenue From Contracts With Customers.
The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Commercial/industrial revenues	$22,352	$2,466	$32,163	$12,820
Equity in earnings of unconsolidated joint ventures	1,991	1,510	4,867	2,816
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	24,343	3,976	37,030	15,636
Commercial/industrial expenses	6,845	2,331	11,403	8,595
Operating results from commercial/industrial and unconsolidated joint ventures	$17,498	$1,645	$25,627	$7,041

Real Estate - Resort/Residential
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $372,000 and $322,000 for the three months ended September 30, 2022 and 2021, respectively, and $1,218,000 and $1,314,000 for the nine months ended September 30, 2022 and 2021.

Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Mineral resources revenues	$3,139	$4,774	$19,238	$19,354
Mineral resources expenses	1,745	3,025	11,347	12,325
Operating results from mineral resources	$1,394	$1,749	$7,891	$7,029

Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Farming revenues	$4,776	$6,726	$7,352	$7,612
Farming expenses	8,752	7,296	13,976	9,977
Operating results from farming	$(3,976)	$(570)	$(6,624)	$(2,365)
Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Ranch operations revenues	$1,208	$996	$3,011	$2,868
Ranch operations expenses	1,143	1,182	3,708	3,511
Operating results from ranch operations	$65	$(186)	$(697)	$(643)
15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of September 30, 2022 was $38,605,000. Equity in earnings from unconsolidated joint ventures was $4,867,000 for the nine months ended September 30, 2022. The unconsolidated joint ventures have not been consolidated as of September 30, 2022, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC, or Petro, is an unconsolidated joint venture with TravelCenters of America that develops and manages travel plazas, gas stations, convenience stores, and fast-food restaurants throughout TRCC. The Company has 50% of the voting rights but participates in 60% of all profits and losses. The Company does not control the investment due to having only 50% of the voting rights. The Company's partner is the managing partner and performs all of the day-to-day operations and has significant decision-making authority over key business components such as fuel inventory and pricing at the facilities. The Company's investment in this joint venture was $26,421,000 as of September 30, 2022.
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
•In February 2022, we formed TRC-MRC Multi I, LLC, to pursue the development, construction, lease-up, and management of approximately 495 multi-family rental units located within TRCC-East. The Company's investment in this joint venture was $175,000 as of September 30, 2022. The project is currently in its initial planning and design phases with construction set to commence in 2023.

•On March 25, 2021, TRC-MRC 4 LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. On October 20, 2022, the industrial building received the Certificate of Occupancy. The construction was financed by a $47,500,000 construction loan that had an outstanding balance of $35,752,000 as of September 30, 2022. The construction loan is individually and collectively guaranteed by the Company and Majestic. In 2021, the Company contributed land with a fair value of $8,464,000 to TRC-MRC 4, LLC. The total cost of the land was $2,895,000. The Company recognized profit of $2,785,000 and deferred profit of $2,785,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures. The Company's investment in this joint venture was $4,663,000 as of September 30, 2022. The building is 100% leased.
•In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary; therefore, it does not consolidate TRC-MRC 3, LLC in its financial statements. The building is 100% leased as of September 30, 2022. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $34,705,000 as of September 30, 2022. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $409,000 as of September 30, 2022.
•In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, which was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028 and has an outstanding principal balance of $22,776,000 as of September 30, 2022. The building is 100% leased as of September 30, 2022. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $2,470,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
•In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The building is 100% leased as of September 30, 2022. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,747,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $22,943,000 was outstanding as of September 30, 2022. Currently 240,000 square feet of industrial space is under negotiations.
•Rockefeller Joint Ventures – The Company has one joint venture with Rockefeller Group Development Corporation, or Rockefeller. At September 30, 2022, the Company’s combined equity investment balance in these one joint ventures was $6,937,000.
•18-19 West LLC was formed in August 2009 through the contribution of 61.5 acres of land by the Company that is being held for future development. The Company owns a 50% interest in this joint venture, and the joint venture is being accounted for under the equity method due to both members having significant participating rights in the management of the venture. In 2021, a third-party purchased the land from the joint venture for $15,213,000. The cash proceeds from the sale were distributed to the partners in the first quarter of 2022. On August 18, 2022, the final cash distribution of $386,000 was made by the joint venture and the entity was subsequently dissolved on August 24, 2022.

•TRCC/Rock Outlet Center LLC was formed in 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. As a result, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On September 7, 2021, the TRCC/Rock Outlet Center LLC joint venture successfully extended the maturity date of its term note with a financial institution from September 5, 2021 to May 31, 2024. In connection with the loan extension, the joint venture also reduced the outstanding amount by $4,600,000. As of September 30, 2022, the outstanding balance of the term note was $27,982,000. The Company and Rockefeller guarantee the performance of the debt.

•Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of September 30, 2022, the Company owned 93.20% of CFL.
The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The difference represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of the assets contributed.
Unaudited condensed statement of operations for the nine months ended September 30, 2022 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of September 30, 2022 and December 31, 2021 are as follows:

	Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$49,108	$39,266	$3,653	$2,976	$2,192	$1,785
18-19 West, LLC	—	2	(16)	(31)	(7)	(15)
TRCC/Rock Outlet Center, LLC[1]	1,415	1,464	(944)	(764)	(472)	(383)
TRC-MRC 1, LLC	805	796	60	36	29	19
TRC-MRC 2, LLC	1,008	1,005	342	305	171	152
TRC-MRC 3, LLC	1,065	771	156	(96)	78	(47)
TRC-MRC 4, LLC	—	—	—	(1)	—	(1)
Total	$53,401	$43,304	$3,251	$2,425	$1,991	$1,510

Centennial Founders, LLC	$55	$126	$(157)	$(80)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.3 million and $0.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively.

	Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$136,905	$97,583	$8,843	$5,756	$5,306	$3,453
18-19 West, LLC	—	256	(63)	150	(31)	75
TRCC/Rock Outlet Center, LLC[1]	4,355	4,140	(2,322)	(2,183)	(1,161)	(1,092)
TRC-MRC 1, LLC	2,445	2,438	54	133	26	67
TRC-MRC 2, LLC	3,064	3,024	1,024	950	512	475
TRC-MRC 3, LLC	3,098	2,715	440	(323)	220	(161)
TRC-MRC 4, LLC	—	—	(11)	(1)	(5)	(1)
Total	$149,867	$110,156	$7,965	$4,482	$4,867	$2,816

Centennial Founders, LLC	$379	$377	$18	$9	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.9 million and $0.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

	September 30, 2022				December 31, 2021
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity (Deficit)	Equity	Assets	Debt	Equity (Deficit)	Equity
Petro Travel Plaza Holdings, LLC	$85,006	$(13,509)	$64,703	$26,421	$78,064	$(14,848)	$58,859	$22,915
18-19 West, LLC	—	—	—	—	14,965	—	14,895	6,877
TRCC/Rock Outlet Center, LLC	58,848	(27,982)	30,001	6,937	61,927	(28,783)	32,323	8,098
TRC-MRC 1, LLC	24,469	(22,943)	1,052	—	24,964	(23,400)	1,209	—
TRC-MRC 2, LLC	18,557	(22,776)	(3,971)	—	20,497	(23,255)	(5,657)	—
TRC-MRC 3, LLC	36,856	(34,705)	(2,885)	409	37,579	(35,324)	(914)	859
TRC-MRC 4, LLC	45,219	(35,752)	9,330	4,663	25,671	(16,307)	9,319	4,669
TRC-MRC Multi I, LLC	350	—	350	175	—	—	—	—
Total	$269,305	$(157,667)	$98,580	$38,605	$263,667	$(141,917)	$110,034	$43,418

Centennial Founders, LLC	$102,385	$—	$101,979	***	$101,178	$—	$100,261	***

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
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer/Chief Financial Officer is one of nine directors at WRMWSD. As of September 30, 2022, the Company paid $6,091,000 for these water contracts and related costs.

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
We are currently executing on value creation as we are engaged in construction, commercial sales, and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC. As previously reported, the Company received approval from Kern County allowing for development of multi-family apartment uses within the Tejon Ranch Commerce Center, on a 27-acre site located immediately north of the Outlets at Tejon. This authorization allows the Company to develop up to a maximum of 495 multi-family residences and we anticipate construction beginning in 2023. All of these efforts are supported by diverse revenue streams generated from other operations including: farming, mineral resources, and our various joint ventures.
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

At the heart of the commercial/industrial real estate development segment is TRCC, a 20 million square foot commercial/industrial development on Interstate 5 just north of the Los Angeles basin. Over six million square feet of industrial, commercial and retail space has already been developed, including distribution centers for IKEA, Caterpillar, Famous Footwear, L'Oreal, Camping World, and Dollar General. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the west coast’s principal north-south goods movement corridor.
We are also involved in multiple joint ventures within TRCC with several partners that help us expand our commercial/industrial business activities:
•A joint venture with TravelCenters of America that owns and operates two travel and truck stop facilities, comprised of five separate gas stations with convenience stores and fast-food restaurants within TRCC-West and TRCC-East.
•A joint venture with Rockefeller Development Group, or Rockefeller:
◦In 2019, our 18-19 West LLC joint venture entered into a land purchase option on 61.5 acres with the same third-party who purchased the Five West building and land in 2019. In November 2021, the third-party exercised the land option and purchased the land from the joint venture for $15,213,000. This entity was dissolved on August 24, 2022; and
◦TRCC/Rock Outlet Center LLC operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience in TRCC-East;
•Six joint ventures with Majestic Realty Co., or Majestic, to develop, manage, and operate industrial buildings within TRCC:
◦TRC-MRC 1, LLC operates a 480,480 square foot industrial building in TRCC-East, which was completed during 2017 and is fully leased;
◦TRC-MRC 2, LLC owns and operates a 651,909 square foot building in TRCC-West that is fully leased;
◦TRC-MRC 3, LLC operates a 579,040 square foot industrial building in TRCC-East that is fully leased; and
◦TRC-MRC 4, LLC was formed in 2021 to pursue the development, construction, leasing and management of a 629,274 square foot industrial building in TRCC-East that is fully leased;
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
•Grapevine is an 8,010-acre development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Upon completion of Grapevine, the community will include 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks; and
•Immediately northeast of Grapevine is Grapevine North, a 7,655-acre development area, that is currently used for agricultural purposes. Identified as a development area in the Tejon Ranch Conservation and Land Use Agreement, or RWA, Grapevine North presents a significant opportunity for future development. Grapevine North may feature mixed use community development similar to Grapevine at Tejon Ranch, or other development uses as appropriate based upon market conditions at the time.

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
Summary of 2022 Performance
For the three months ended September 30, 2022, the Company had net income attributable to common stockholders of $10,184,000 compared to net income of $219,000 for the three months ended September 30, 2021. Because of the timing of a 58-acre land sale during the three-month period, the Company's commercial real estate segment experienced a significant increase in operating profit, over the comparative period, of $15,372,000. The Company's farming segment partially offset the improvement in operating profit with a loss of $3,406,000.
For the first nine months of 2022, we had net income attributable to common stockholders of $13,824,000 compared to $1,986,000 during the first nine months of 2021. The Company's mineral resources and commercial real estate segments experienced operating profit improvements of $862,000 and $16,535,000, respectively, resulting from stronger margins associated with water and land sales. For the nine-month period the Company's farming segment experienced an operating loss of $4,259,000.
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
During the nine months ended September 30, 2022, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,385	$1,222	$163	13%
TRCC Leasing	384	398	(14)	(4)%
TRCC management fees and reimbursements	223	168	55	33%
Commercial leases	167	169	(2)	(1)%
Communication leases	254	246	8	3%
Landscaping and other	314	263	51	19%
Land sale	19,625	—	19,625	100%
Total commercial/industrial revenues	$22,352	$2,466	$19,886	806%
Total commercial/industrial expenses	$6,845	$2,331	$4,514	194%
Operating income from commercial/industrial	$15,507	$135	$15,372	11,387%

•Commercial/industrial real estate development segment revenues were $22,352,000 for the three months ended September 30, 2022, an increase of $19,886,000, or 806%, from $2,466,000 for the three months ended September 30, 2021. During the third quarter of 2022, the Company sold 58.0 acres of industrial land located at TRCC East to a major multinational corporation for $22,000,000. The Company recognized land sales revenue of $19,627,000 and deferred revenues of $2,373,000 attributable to a performance obligation within the contract after applying the five-step revenue recognition model in accordance with ASC Topic 606 - Revenue From Contracts With Customers. The Company views land sales as a strategic opportunity to expand TRCC and the timing of such sales are driven by external forces such as the current increase in demand for industrial space and the buyer of the land. The Company has the ability and intent to hold land for development and will deploy capital resources to further build its portfolio of wholly-owned operating properties based on market demand.
•Commercial/industrial real estate development segment expenses were $6,845,000 for the three months ended September 30, 2022, an increase of $4,514,000, or 194%, from $2,331,000 for the three months ended September 30, 2021. This increase is primarily attributed to the cost of land sales during the third quarter of 2022.

	Nine Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Commercial revenues
Pastoria Energy Facility	$3,377	$3,317	$60	2%
TRCC Leasing	1,138	1,330	(192)	(14)%
TRCC management fees and reimbursements	1,173	530	643	121%
Commercial leases	483	466	17	4%
Communication leases	762	724	38	5%
Landscaping and other	924	774	150	19%
Land sale	24,306	5,679	18,627	328%
Total commercial revenues	$32,163	$12,820	$19,343	151%
Total commercial expenses	$11,403	$8,595	$2,808	33%
Operating income from commercial/industrial	$20,760	$4,225	$16,535	391%

•Commercial/industrial real estate development segment revenues were $32,163,000 for the first nine months of 2022, an increase of $19,343,000, or 151%, from $12,820,000 for the first nine months of 2021. During the third quarter of 2022, the Company sold 58.0 acres of industrial land located at TRCC East to a major multinational corporation for $22,000,000. The Company recognized land sales revenue of $19,627,000 and deferred revenues of $2,373,000 attributable to a performance obligation within the contract after applying the five-step revenue recognition model in accordance with ASC Topic 606 - Revenue From Contracts With Customers. During the first quarter of 2022, the Company also sold 12.3 acres of industrial land located at TRCC West to a third party for $4,680,000. Comparatively, during the nine months ended 2021, the Company had only sold 38.86 acres of land, which was a contribution of land to a joint venture.
•Commercial/industrial real estate development segment expenses were $11,403,000 during the first nine months of 2022, an increase of $2,808,000, or 33%, from $8,595,000 during the first nine months of 2021. The increase is attributed to the fact that there were more land sales in 2022 when compared to 2021.
The logistics operators currently located within TRCC have demonstrated success in serving all of California and the western region of the United States, and the Company showcases their success in its marketing efforts. We expect to continue to focus our marketing strategy for TRCC on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the demonstrated success of the current tenants and owners within our development. Our location fits within the logistics model that many companies are using, which favors large, centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies, rather than many decentralized smaller distribution centers. The world-class logistics operators located within TRCC have demonstrated success through utilization of this model. With access to markets of over 40 million people for next-day delivery service, they are also demonstrating success with e-commerce fulfillment.
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
During the quarter ended September 30, 2022, historically tight market conditions continued to exist throughout the Inland Empire despite overall economic uncertainty. Vacancy rates ticked up 20 basis points to 0.7% but are still 10 basis points below the mark from one year ago. Average asking rents posted a new record-high rate, a 58% jump from 12 months ago. Demand for Inland Empire logistics space continues to be strong, as net absorption reached 2.9 million square feet. As lease rates increase in the Inland Empire, we may experience greater pricing advantages due to our lower land basis.
During the quarter ended September 30, 2022, the overall vacancy rate was unchanged at 0.4% in the San Fernando Valley and up 40 basis points to 1.1% in Ventura County. Average asking rates continued to climb with a 5.8% bump in the Valley and 2.9% bump in Ventura. Development activity remains strong in this market with 844,000 square feet under construction.
Industrial vacancy rates are expected to remain low, and industrial users seeking larger spaces are going further north into neighboring Kern County, and particularly, TRCC, which has attracted increased attention as market conditions continue to tighten. Additionally, TRCC is in a position to capture tenant awareness due to our ability to provide a competitive alternative for users in the Inland Empire and the Santa Clarita Valley. The Company's TRC-MRC 4 joint venture completed construction of a 629,274 square foot industrial building and received its Certificate of Occupancy while Scannell Properties, a third-party commercial real estate development firm, has fully leased its 252,000 square foot industrial building at TRCC-East.
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
Resort/residential real estate development segment expenses were $372,000 for the three months ended September 30, 2022, an increase of $50,000, or 16%, from $322,000 for the three months ended September 30, 2021. The increase is attributed the true-up during the quarter of previously capitalized stock compensation triggered by the Company not meeting certain performance milestones tied to the share-based compensation program.
Resort/residential real estate development segment expenses were $1,218,000 for the first nine months of 2022, a decrease of $96,000, or 7%, from $1,314,000 for the first nine months of 2021. The decrease is attributed to less general and administrative and professional service costs.
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
•As we move these projects forward, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of additional common stock.

Mineral Resources:

	Three Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Mineral resources revenues
Oil and gas	$322	$194	$128	66%
Cement	797	571	226	40%
Rock aggregate	761	844	(83)	(10)%
Exploration leases	18	30	(12)	(40)%
Water Sales	1,228	3,124	(1,896)	(61)%
Reimbursables and other	13	11	2	18%
Total mineral resources revenues	$3,139	$4,774	$(1,635)	(34)%
Total mineral resources expenses	$1,745	$3,025	$(1,280)	(42)%
Operating income from mineral resources	$1,394	$1,749	$(355)	(20)%

•Mineral resources segment revenues were $3,139,000 for the three months ended September 30, 2022, a decrease of $1,635,000, or 34%, from $4,774,000 for the three months ended September 30, 2021. The reduction in revenues is primarily attributed to the timing of water sales. Comparatively, the Company sold 1,130 and 2,603 acre-feet of water during the three months ended September 30, 2022 and 2021, respectively.
•Mineral resources segment expenses were $1,745,000 for the three months ended September 30, 2022, a decrease of $1,280,000, or 42%, from $3,025,000 for the three months ended September 30, 2021. This decrease is consistent with reduced water sales volume when compared to the prior period.

	Nine Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Mineral resources revenues
Oil and gas	$1,032	$561	$471	84%
Cement	2,231	1,665	566	34%
Rock aggregate	1,560	1,587	(27)	(2)%
Exploration leases	88	80	8	10%
Water Sales	13,635	14,986	(1,351)	(9)%
Reimbursables and other	692	475	217	46%
Total mineral resources revenues	$19,238	$19,354	$(116)	(1)%
Total mineral resources expenses	$11,347	$12,325	$(978)	(8)%
Operating income from mineral resources	$7,891	$7,029	$862	12%

•Mineral resources segment revenues were $19,238,000 for the first nine months of 2022, a decrease of $116,000, or 1%, from $19,354,000 for the first nine months of 2021. The Company saw a $1,351,000 decline in water sales revenues as a result of lower water sales volumes. Comparatively, the Company sold 9,600 and 13,199 acre feet of water as of September 30, 2022 and 2021, respectively. The decrease in water sales was partially offset by a combined increase in oil and cement royalties of $1,037,000 primarily driven by increase in demand for both of these resources.
•Mineral resources segment expenses were $11,347,000 for the first nine months of 2022, a decrease of $978,000, or 8%, when compared to the same period in 2021. The decrease is primarily attributed to less water sales when compared to prior year offset by an increase in property taxes.
As anticipated changes arise in the future related to groundwater management in California, such as limits on groundwater pumping, we believe that our water assets, including water banking operations, ground water recharge programs, and access to water contracts like those we have purchased in the past, will become even more important and valuable in servicing our projects and providing opportunities for water sales to third parties.
The price per barrel of oil has increased over 14% from December 31, 2021 levels leading to increases in production, with the expectation of more wells returning into production in the near future. Prices for oil, natural gas fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as: changes in domestic and global supply and demand, domestic and global inventory levels, political and regulatory conditions in California, and international disputes such as current conflicts in Eastern Europe.
Farming:

	Three Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Farming revenues
Almonds	$1,752	$780	$972	125%
Pistachios	903	4,278	(3,375)	(79)%
Wine grapes	1,906	1,442	464	32%
Hay	55	126	(71)	(56)%
Other	160	100	60	60%
Total farming revenues	$4,776	$6,726	$(1,950)	(29)%
Total farming expenses	$8,752	$7,296	$1,456	20%
Operating loss from farming	$(3,976)	$(570)	$(3,406)	598%
•Farming segment revenues were $4,776,000 for the three months ended September 30, 2022, a decrease of $1,950,000, or 29%, from $6,726,000 during the same period in 2021. The decline is primarily attributed to a significantly lower than expected pistachio yield given the alternate bearing nature of pistachios. Pistachio production for 2022 did not warrant the expenditure of harvest costs. The Company has filed crop insurance claims for the 2022 crop and expects to receive a payment during the fourth quarter. Pistachio revenues recorded for 2022 primarily pertain to marketing bonuses associated with the 2021 crop. The decrease is partially offset by the timing of almond crop sales. Comparatively we sold 863,000 and 337,000 pounds of almonds during the three months ended September 30, 2022 and 2021, respectively. Additionally, the Company's winegrapes saw an improvement due to timing of sales when compared to the same period in 2021.
•Farming segment expenses were $8,752,000 for the three months ended September 30, 2022, an increase of $1,456,000, or 20%, from $7,296,000 during the same period in 2021. The increase in expenses resulted from the additional cost of sales related to the increase in almond sales when compared to prior year, higher water costs, and overall cost inflation.

	Nine Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Farming revenues
Almonds	$3,878	$1,177	2,701	229%
Pistachios	903	4,292	(3,389)	(79)%
Wine grapes	1,906	1,458	448	31%
Hay	373	377	(4)	(1)%
Other	292	308	(16)	(5)%
Total farming revenues	$7,352	$7,612	$(260)	(3)%
Total farming expenses	$13,976	$9,977	$3,999	40%
Operating loss from farming	$(6,624)	$(2,365)	$(4,259)	180%

•Farming segment revenues were $7,352,000 for the first nine months of 2022, a decrease of $260,000, or 3%, from $7,612,000 during the same period in 2021. The decline is primarily attributed to a significantly lower than expected pistachio yield given the alternate bearing nature of pistachios. There were zero pistachio yields for 2022 and the Company has not received final confirmation of expected crop insurance proceeds but expects to by the fourth quarter. Pistachio revenues recorded for 2022 primarily pertain to marketing bonuses associated with the 2021 crop. The decline is partially offset by the timing of almond crop sales. Comparatively we sold 1,854,000 (current crop - 286,000 lbs and prior year crop - 1,568,000 lbs) and 542,000 (current crop - 212,000 lbs and prior crop 330,000 lbs) pounds of almonds as of the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company's winegrapes saw an improvement due to timing of sales when compared to the same period in 2021.

•Farming segment expenses were $13,976,000 for the first nine months of 2022, an increase of $3,999,000, or 40%, from $9,977,000 when compared to the same period in 2021. The increase in expenses is primarily attributed to an increase in the amount of almonds sold. In addition, the Company is also incurring higher fixed water costs resulting from increased costs associated with maintaining local water district infrastructure and high State Water Project fixed water costs.
Our almond, pistachio, and wine grape crop sales are highly seasonal with most of our sales occurring during the third and fourth quarters. Almonds and pistachios each year are sold at market prices while grapes are sold to wineries at contracted prices. Our farming operations during 2022 have been impacted by higher costs of production such as fuel costs, fertilizer costs, pest control costs, and labor costs. These price increases are magnified in the almond market as higher than historically normal inventory levels and a stronger dollar are depressing the price of almonds. Inventory levels within the almond industry grew largely as a result of supply chain issues in prior years impacting shipments to Asia and Europe. For 2022, the U.S. Department of Agriculture’s National Agricultural Statistics Service expects total almond yields to approximate 2.6 billion pounds compared to 2021's actual of 2.9 billion pounds. This slight decline in overall production is expected to be a positive sign to the industry as a reduced amount of new inventory will be coming live. We however expect continued downward pressure on prices into 2023.
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
Ranch Operations:

	Three Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Ranch Operations revenues
Game management and other [1]	$838	$696	$142	20%
Grazing	370	300	70	23%
Total Ranch Operations revenues	$1,208	$996	$212	21%
Total Ranch Operations expenses	$1,143	$1,182	$(39)	(3)%
Operating income (loss) from Ranch Operations	$65	$(186)	$251	(135)%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•Ranch operations revenues were $1,208,000 for the three months ended September 30, 2022, an increase of $212,000, or 21%, from $996,000 for the same period in 2021. The increase is primarily attributed to higher filming location revenues that have picked up post pandemic.
•Ranch operations expenses were $1,143,000 for the three months ended September 30, 2022, a decrease of $39,000, or 3%, from $1,182,000 for the same period in 2021. This decrease is primarily attributed to lower general and administrative allocations.

	Nine Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Ranch Operations revenues
Game Management and other [1]	$2,001	$1,790	$211	12%
Grazing	1,010	1,078	(68)	(6)%
Total Ranch Operations revenues	$3,011	$2,868	$143	5%
Total Ranch Operations expenses	$3,708	$3,511	$197	6%
Operating income loss from Ranch Operations	$(697)	$(643)	$(54)	8%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•Ranch operations revenues were $3,011,000 for the first nine months of 2022, an increase of $143,000, or 5%, from $2,868,000 for the same period in 2021. The increase is primarily attributed to higher filming location revenues.
•Ranch operations expenses were $3,708,000 for the first nine months of 2022, an increase of $197,000, or 6%, from $3,511,000 for the same period in 2021. This increase is primarily attributed to an increase in repairs and maintenance costs resulting from a shift in business strategy. Historically, the Company has maintained property grounds using internal sources, but during 2022 we began outsourcing this effort which is attributing to the aforementioned increase in repairs and maintenance costs.
Corporate and Other:
Corporate general and administrative costs were $1,630,000 for the three months ended September 30, 2022, a decrease of $391,000, or 19%, from $2,021,000 for the same period in 2021. The decrease is primarily attributed to the true-up of stock compensation costs of $879,000 as a result of changes in estimate that certain long-term milestones will not be met. This decrease was partially offset by an increase in payroll and overhead of $176,000 and reduction in overall allocable administrative costs.
Corporate general and administrative costs were $6,230,000 for the first nine months of 2022, a decrease of $446,000, or 7%, from $6,676,000 for the same period in 2021. The decrease is primarily attributed to the true-up of stock compensation costs of $864,000 as a result of not meeting certain long term milestones. This decrease was partially offset by an increase in payroll and overhead of $352,000 and professional services of $114,000.
On November 2021, the Company's 18-19 West joint venture sold its land for $15,213,000. In 2022, the Company received excess distributions and recognized long-term deferred gains, associated with the 18-19 West joint venture of $1,140,000. This amount is reflected in the Statement of Operations - Other Income, Net line item.

Joint Ventures:

	Three Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$2,192	$1,785	$407	23%
18-19 West, LLC	(7)	(15)	8	(53)%
TRCC/Rock Outlet Center, LLC	(472)	(383)	(89)	23%
TRC-MRC 1, LLC	29	19	10	53%
TRC-MRC 2, LLC	171	152	19	13%
TRC-MRC 3, LLC	78	(47)	125	(266)%
TRC-MRC 4, LLC	—	(1)	1	(100)%
Total equity in earnings	$1,991	$1,510	$481	32%

•Equity in earnings were $1,991,000 for the three months ended September 30, 2022, an increase of $481,000, from $1,510,000 during the same period in 2021. The improvement is primarily attributed to the Company's Petro joint venture, which is experiencing improved fuel and non-fuel operating margins in 2022.

	Nine Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$5,306	$3,453	$1,853	54%
18-19 West, LLC	(31)	75	(106)	(141)%
TRCC/Rock Outlet Center, LLC	(1,161)	(1,092)	(69)	6%
TRC-MRC 1, LLC	26	67	(41)	(61)%
TRC-MRC 2, LLC	512	475	37	8%
TRC-MRC 3, LLC	220	(161)	381	(237)%
TRC-MRC 4, LLC	(5)	(1)	(4)	—%
Total equity in earnings	$4,867	$2,816	$2,051	73%
•Equity in earnings were $4,867,000 for the nine months ended September 30, 2022, an increase of $2,051,000, or 73%, from $2,816,000 during the same period in 2021. The improvement is primarily attributed to the Company's Petro joint venture that saw improvements in both fuel and non-fuel operating margins. Additionally, the joint venture's full-service restaurants were open during the first quarter of 2022, but were closed due to COVID-19 mandates during the same period in 2021.
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

Income Taxes
For the nine months ended September 30, 2022, the Company had net income tax expense of $6,262,000 compared to $1,237,000 for the nine months ended September 30, 2021. The effective tax rates approximated 31% and 38% for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, income tax payables were $843,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company's effective tax rates were higher than statutory rates primarily because of permanent differences related to Section 162(m). The Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts Jobs Act.
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
Our cash, cash equivalents and marketable securities totaled $61,550,000 as of September 30, 2022, an increase of $14,372,000 from $47,178,000 as of December 31, 2021.
The following table shows our cash flow activities for the nine months ended September 30,

(in thousands)	2022	2021
Operating activities	$1,868	$(1,916)
Investing activities	$(5,383)	$(10,775)
Financing activities	$(2,372)	$(4,166)

Operating Activities
During the first nine months of 2022, the Company's operations provided $1,868,000 primarily as a result of distributions of earnings from unconsolidated joint ventures and an increase in net income.
During the first nine months of 2021, the Company's operations used $1,916,000 primarily to fund crop cultural costs. The decline in cash flows over the comparative period is primarily attributed to the timing of joint venture distributions.
Investing Activities
During the first nine months of 2022, investing activities used $5,383,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $17,687,000, which includes predevelopment activities for our master planned communities; $2,465,000 consisting of permitting efforts for MV; $657,000 consisting of permitting efforts for Grapevine, and costs related to litigation defense for Centennial of $2,675,000. At TRCC, we spent $6,399,000 on infrastructure improvements and planning on the residential community at TRCC-East. Within our farming segment, we spent $5,046,000 which includes cultural costs for orchards not currently in production and replacing machinery and equipment. Lastly, the Company used $988,000 to acquire water assets. The Company had marketable securities maturities of $27,961,000 and reinvested $48,614,000. Lastly, the Company received proceeds of $3,968,000, $5,202,000, $24,950,000, from joint venture distributions, water sales, and land sales, respectively.
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
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2022 is primarily related to our real estate projects. These estimated investments include approximately $3,352,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to design water facilities to support future anticipated absorption. We also plan to continue to invest in cultural costs tied to new almond orchards and vineyards, and to replace farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. Lastly, we expect to invest up to $2,526,000 for land planning, litigation/appeals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2022.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2022 and 2021, was $1,682,000 and $1,856,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $1,779,000 and $1,901,000 for the nine months ended September 30, 2022 and 2021, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first nine months of 2022, financing activities used $2,372,000, which was attributable to long-term debt service of $51,272,000, tax payments on vested share grants of $1,122,000, offset by debt issuance of $49,080,000 and proceeds from interest rate swap termination of $1,123,000.
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
Capital Structure and Financial Condition
At September 30, 2022, total capitalization at book value was $526,119,000, consisting of $50,590,000 of debt and $475,529,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 9.6%.
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
On June 30, 2022, the Company entered into a variable rate term note, or New Term Note, and a New Revolving Line of Credit Note, or New RLC, with Bank of America, N.A, (Lender) or collectively the New Credit Facility. The New Term Loan provides a principal amount of $49,080,000 and a maturity date of June 28, 2032, which was used to pay off the existing Wells Fargo Amended Term Note. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt extinguishment. The amount of New RLC under the New Credit Facility is $40,607,000. As a subfacility under the New RLC, the Lender agrees to provide up to $10,000,000 of capacity to issue standby letters of credit. The Company currently has $4,393,000 outstanding on a standby letter of credit (see Off-Balance Sheet Arrangements section below for further discussion). The Company can issue an additional $5,607,000 in standby letters of credit. The allocation of the credit availability to a letter of credit does not incur an interest cost.
The New Term Note had a $48,833,000 balance as of September 30, 2022. The interest rate per annum applicable to the New Term Loan is the daily secured overnight financing rate, or SOFR, plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The New Term Note requires monthly amortization payments pursuant to a schedule set forth in the New Term Note, with the final outstanding principal amount due June 28, 2032. The New Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The New RLC had no outstanding balance as of September 30, 2022. At the Company’s option, the interest rate on this line of credit can float at 1.37% over a selected the Daily SOFR rate or can be fixed at 1.37% above Term SOFR for a fixed rate term. During the term of this RLC (which matures in June 2032), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
At September 30, 2022 and December 31, 2021, the Company was in compliance with all financial covenants.
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
The Company also has a $4,750,000 promissory note agreement whose principal and interest due monthly began October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of September 30, 2022 was $1,757,000.
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
Although we have a strong liquidity position at September 30, 2022 with $61,550,000 in cash and securities and $40,607,000 available on our RLC to meet any short-term liquidity needs, we have taken steps to maximize positive cash flow, in case a lack of liquidity in the economy limits our access to third party funding by responsibly limiting cash expenditures to the extent practical. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of September 30, 2022, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$277,663	$13,646	$24,321	$25,804	$213,892
Long-term debt	50,590	1,758	3,778	4,159	40,895
Interest on long-term debt	18,403	2,287	4,322	3,960	7,834
Cash contract commitments	8,677	5,432	1,656	518	1,071
Defined Benefit Plan	4,410	317	712	973	2,408
SERP	4,836	526	997	1,115	2,198
Financing fees	163	163	—	—	—
Total contractual obligations	$364,742	$24,129	$35,786	$36,529	$268,298
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
In connection with the sale of the bonds there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes as of September 30, 2022, that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $10,000. The tax assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate of the property at the time of sale or at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation as of September 30, 2022.
As of September 30, 2022, aggregate outstanding debt of unconsolidated joint ventures was $157,667,000. We provided a guarantee on $144,158,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we, as of September 30, 2022, do not expect the guarantee to be called upon. We do not provide a guarantee on the $13,509,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net income	$10,173	$226	$13,825	$1,987
Net (loss) income attributable to non-controlling interest	(11)	7	1	1
Net income attributable to common stockholders	10,184	219	13,824	1,986
Interest, net
Consolidated	(204)	(5)	(300)	(21)
Our share of interest expense from unconsolidated joint ventures	725	621	1,955	1,874
Total interest, net	521	616	1,655	1,853
Income taxes	3,221	98	6,262	1,237
Depreciation and amortization:
Consolidated	1,294	1,476	3,342	3,408
Our share of depreciation and amortization from unconsolidated joint ventures	1,095	1,105	3,337	3,461
Total depreciation and amortization	2,389	2,581	6,679	6,869
EBITDA	16,315	3,514	28,420	11,945
Stock compensation expense	1	937	2,088	3,162
Adjusted EBITDA	$16,316	$4,451	$30,508	$15,107
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Commercial
Revenues	$22,352	$2,466	$32,163	$12,820
Expenses	6,845	2,331	11,403	8,595
Commercial/Industrial operating income	$15,507	$135	$20,760	$4,225
Plus: Commercial/Industrial depreciation and amortization	112	114	341	346
Plus: General, administrative, cost of sales and other expenses	6,638	1,993	10,750	7,821
Less: Other revenues including land sales	(20,160)	(430)	(26,394)	(6,972)
Total Commercial/Industrial net operating income	$2,097	$1,812	$5,457	$5,420

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Net operating income	2022	2021	2022	2021
Pastoria Energy Facility	$1,382	$1,209	$3,367	$3,297
TRCC	301	195	877	956
Communication leases	254	247	753	712
Other commercial leases	160	161	460	455
Total Commercial/Industrial net operating income	$2,097	$1,812	$5,457	$5,420
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Earnings of unconsolidated joint ventures	$3,251	$2,425	$7,965	$4,482
Interest expense of unconsolidated joint ventures	1,416	1,226	3,838	3,699
Operating income of unconsolidated joint ventures	4,667	3,651	11,803	8,181
Depreciation and amortization of unconsolidated joint ventures	2,045	2,070	6,242	6,504
Net operating income of unconsolidated joint ventures	$6,712	$5,721	$18,045	$14,685

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
The New RLC had no outstanding balance as of September 30, 2022. At the Company’s option, the interest rate on this line of credit can float at 1.37% over a selected the Daily SOFR rate or can be fixed at 1.37% above Term SOFR for a fixed rate term. During the term of this RLC (which matures in June 2032), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one of which has a balance of $48,833,000 as of September 30, 2022 and is tied to the daily secured overnight financing rate, or SOFR, plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The outstanding balance on the second term loan as of September 30, 2022 was $1,757,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time to time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first term loan (discussed here).
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2022
(In thousands except percentage data)

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Assets:
Marketable securities	$7,191	$24,338	$—	$—	$—	$—	$31,529	$31,242
Weighted average interest rate	1.75%	2.23%	—%	—%	—%	2.12%	—%
Liabilities:
Long-term debt ($4.75M note)	$65	$265	$277	$289	$302	$559	$1,757	$1,757
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt (New Term Loan)	$371	$1,513	$1,589	$1,669	$1,753	$41,938	$48,833	$48,833
Weighted average interest rate	4.62%	4.62%	4.62%	4.62%	4.62%	4.62%	4.62%

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
Commodity Price Exposure
Farming inventories and accounts receivables are exposed to adverse price fluctuations. Farming inventories consists of farming cultural and processing costs associated with crop production. Farming inventory costs are recorded as incurred. Historically, these costs have been recovered through crop sales occurring after harvest. As of the date of this report there are no receivables that are subject to commodity price fluctuations given that there were no pistachio yields in 2022.

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

TEJON RANCH CO.

November 7, 2022	/s/ Gregory S. Bielli
Date	Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2022	/s/ Allen E. Lyda
Date	Allen E. Lyda
Chief Operating Officer/Chief Financial Officer
(Principal Financial Officer)

November 7, 2022	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Chief Accounting Officer
(Principal Accounting Officer)