Form 10-K
period 2022-12-31
TEJON RANCH CO
filed 2023-03-08
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2022 was $411,046,377 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.

The number of the Company’s outstanding shares of Common Stock on February 28, 2023 was 26,626,784 .
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days of the Registrant's fiscal year ended December 31, 2022, relating to the directors and executive officers of the Company are incorporated by reference into Part III.

PART I
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements, including without limitation, statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices, and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, and of current assets and contracts to meet our water and other commitments, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness, ongoing negotiations, and other future events and conditions. In some cases, these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process,” “designed to,” “well positioned,” or “envisioned to.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A, “Risk Factors” of this report.

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
These activities are performed through our five reporting segments:
Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of downtown Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield. We create value by securing entitlements for our land, facilitating infrastructure development, strategic land planning, monetization of land through development and/or sales, and conservation in order to maximize the highest and best use for our land. We are involved in eight joint ventures that either own, develop, and/or operate real estate properties. We enter into joint ventures as a means to facilitate the development of portions of our land.

Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets.  A key element of our strategy is to entitle and then develop large-scale mixed-use master planned residential and commercial/industrial real estate projects to serve the growing populations of Southern and Central California.  Our mixed-use master planned residential developments have been approved to collectively include up to 35,278 housing units, and more than 35 million square feet of commercial space.  We have obtained entitlements on Mountain Village at Tejon Ranch, or MV, and the first approved final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses. In 2019, the Kern County Board of Supervisors unanimously reapproved the Grapevine at Tejon Ranch project, or Grapevine. Centennial at Tejon Ranch, or Centennial, had entitlements approved in 2018, and received legislative approvals in 2019 from the Los Angeles County Board of Supervisors. The approvals were litigated in May 2019 and the Company has since worked on addressing the ongoing litigation.

We are currently executing on value creation as we are engaged in construction, commercial sales, and leasing at our commercial/industrial center Tejon Ranch Commerce Center, or TRCC. The Kern County Board of Supervisors approved a Conditional Use Permit, authorizing development of multi-family apartment uses within the Tejon Ranch Commerce Center, on a 27-acre site located immediately north of the Outlets at Tejon. This authorization allows the Company to develop up to a maximum of 495 multi-family residences, in thirteen apartment buildings, as well as approximately 6,500 square feet of community amenity space and up to 8,000 square feet of community serving retail. All of these efforts are supported by diverse revenue streams generated from other operations including: farming, mineral resources, ranch operations, and our various joint ventures.

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

Segment Revenues
100,000
75,000
50,000
25,000
0
$ (Thousands)
2022
2021
2020
Real Estate
Ranch Operations
Mineral Resources
Farming

Segment Profit and Loss
30,000
20,000
10,000
0
-10,000
$ (Thousands)
2022
2021
2020
Real Estate
Ranch Operations
Mineral Resources
Farming
Resort Residential

Note: Our Resort Residential reporting segment did not report revenues in the periods reported herein.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing segments for the last three years:

FINANCIAL INFORMATION ABOUT SEGMENTS
(Amounts in thousands of dollars)

	Year Ended December 31,
	2022	2021	2020
Revenues and Other Income
Real Estate—Commercial/Industrial	$40,515	$19,476	$9,536
Mineral Resources	21,595	20,987	10,736
Farming	13,001	11,039	13,866
Ranch operations	4,106	4,111	3,692
Segment revenues	79,217	55,613	37,830
Investment income	634	57	884
Revenues and other income	79,851	55,670	38,714
Equity in earnings of unconsolidated joint ventures	7,752	9,202	4,504
Total revenues and other income (1)	$87,603	$64,872	$43,218
Segment Profits (Losses) and Net Income
Real Estate—Commercial/Industrial	$24,159	$7,523	$2,414
Real Estate—Resort/Residential	(1,629)	(1,723)	(1,612)
Mineral Resources	8,626	7,428	4,322
Farming	(6,810)	(3,077)	(1,237)
Ranch operations	(918)	(568)	(1,204)
Segment profits (2)	23,428	9,583	2,683
Gain on sale of real estate	—	—	1,331
Investment income	634	57	884
Other income (loss)	1,088	164	110
Corporate expenses	(9,699)	(9,843)	(9,430)
Income (loss) from operations before equity in earnings of unconsolidated joint ventures and income tax expense	15,451	(39)	(4,422)
Equity in earnings of unconsolidated joint ventures	7,752	9,202	4,504
Income before income taxes	23,203	9,163	82
Income tax expense	7,393	3,821	829
Net income (loss)	15,810	5,342	(747)
Net income (loss) attributable to non-controlling interest	2	(6)	(7)
Net income (loss) attributable to common stockholders	$15,808	$5,348	$(740)
Identifiable Assets by Segment (3)
Real estate—commercial/industrial	$74,292	$82,397	$73,317
Real estate—resort/residential	312,956	305,818	297,052
Mineral Resources	48,780	52,440	57,797
Farming	45,814	47,160	38,090
Ranch operations	1,945	2,079	2,442
Corporate	83,004	56,142	67,651
Total assets	$566,791	$546,036	$536,349
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
Interstate 5, one of the nation’s most heavily traveled freeways, brings in excess of 80,000 vehicles per day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding three interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 and Highway 138 corridors, which includes TRCC in Kern County, Centennial, a mixed-use master planned community on our land in Los Angeles County, MV, a resort and residential community in Kern County, and Grapevine, a mixed-use master planned community on our land in Kern County. TRCC includes developments east and west of Interstate 5 at TRCC-East and TRCC-West, respectively.
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
✓ US Army Corps of Engineers
Obtain Permitting to Commence Construction
Centennial
Mountain Village

Operating Segments
Real Estate - Commercial/Industrial

Bakersfield
5
To Sacramento
99
119
Lamont
58
223
Arvin
Taft
Tehachapi
166
Tejon Ranch Commerce Center
Tejon Ranch
Grapevine
Mountain Village
Frazier Park
Centennial
138
5
To Los Angeles
33

A primary focus of the Company is our real estate commercial/industrial segment that includes: planning, and permitting of land held for development; construction of infrastructure; the construction of pre-leased buildings; the construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment also includes activities related to communications leases, a power plant lease, and landscape maintenance fees.
At the heart of our real estate commercial/industrial segment is TRCC, a 20 million square foot commercial/industrial development on Interstate 5 just north of the Los Angeles basin. The Los Angeles industrial market is the largest in the country by most measures, sitting at the center of a 2 billion square-foot Southern California industrial market. It has been characterized by some of the highest asking rents and lowest vacancy rates of any market in the nation. The Ports of Los Angeles and Long Beach are the primary industrial drivers and are responsible for over 40% of all inbound containers into the U.S.
As of December 31, 2022, our industrial portfolio, through our joint venture partnerships, consisted of 2.3 million square feet of gross leasable area, or GLA, and our TRCC commercial portfolio consisted of 620,907 square feet of GLA. As of December 31, 2022, our industrial portfolio was 100% leased and our commercial portfolio was 89% leased. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property expenses including property taxes, insurance, and maintenance.
Over eight million square feet of industrial, commercial, and retail space has been developed at TRCC, including distribution centers for IKEA, Caterpillar, Famous Footwear, L'Oreal, Camping World, Sunrise Brands, and Dollar General. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the west coast’s principal north-south goods movement corridor.

TRCC has a Foreign Trade Zone, or FTZ, designation, of approximately 1,094 acres, which allows a user within the FTZ to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of a trade zone. TRCC's attractiveness as a commercial/industrial location is further enhanced by the Economic Development Incentive Policy, or EDIP, adopted by the Kern County Board of Supervisors. The EDIP is aimed to expand and enhance the County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. The EDIP provides incentives such as assistance in obtaining state tax incentives, building supporting infrastructure, and workforce development.
Recent Developments
For a discussion of business developments that occurred in 2022, see “Item 7 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations” later in this report. Certain summarized highlights are contained below.
Construction
On March 29, 2022, we formed TRC-MRC 5 LLC, a joint venture with Majestic Realty Co., or Majestic, a Los Angeles-based commercial industrial developer, to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. Construction began in 2023 with completion expected later this year. A lease has been secured, in advance of construction, for the entirety of this space by Sunrise Brands, a leading designer, producer, distributor, and retailer of both branded and private-label apparel.
Construction on the 629,274 square foot industrial building owned by TRC-MRC 4 LLC was completed in the fourth quarter of 2022, and the Company has leased 100% of the rentable space.
Land Sales
During 2022, the Company sold three land parcels, comprised of 98.2 acres, for $29,796,000 comprising of the following:
•A 27.88 acre land parcel contributed with a fair value of $8,501,000 to TRC-MRC 5, LLC. The Company recognized revenues of $5,489,000 and deferred profit of $3,012,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.
•58.0 acres of industrial land located at TRCC East to a major multinational corporation for $22,000,000. The Company recognized land sales revenue of $19,627,000 and deferred revenues of $2,373,000 attributable to a performance obligation within the contract after applying the five-step revenue recognition model in accordance with ASC Topic 606 - Revenue From Contracts With Customers.
•12.3 acres of industrial land located at TRCC West to a third party for $4,680,000.
Investments
Leasing
Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to two auto service stations with convenience stores, 13 fast-food operations, a motel, an antique shop, and a post office.
In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, fiber optic cable routes, and 32 acres of land to Pastoria Energy Facility, L.L.C., or PEF, for an electric power plant.

The following table summarizes information with respect to lease expirations for our consolidated entities as of December 31, 2022.

Year of Lease Expiration	Number of Expiring Leases	RSF of Expiring Leases	Annualized Base Rent[1]	Percentage of Annual Minimum Rent
2023	5	2,140	$419	6.30%
2024[2]	1	—	$152	2.29%
2025	5	61,708	$552	8.30%
2026	6	65,367	$532	8.00%
2027	3	1,201	$219	3.29%
2028	3	32,670	$106	1.59%
2029[3]	1	1,394,000	$4,241	63.79%
2030[2]	2	—	$66	0.99%
2031	—	—	$—	—%
2032	1	3,750	$152	2.29%
2033	1	125,453	$82	1.23%
Thereafter	2	64,004	$127	1.91%
1 - Annualized base rent is calculated as monthly base rent (cash basis) per the lease, as of the reporting period, multiplied by 12. Annualized base rent shown in thousands.
2 - This lease pertains to a communication lease that does not have defined rentable square feet.
3 - This amount includes 32 acres of the PEF ground lease.
For the year ended December 31, 2022, we had six lease renewals.
Joint Ventures
We use joint ventures to advance our development projects at TRCC. This allows us to combine our resources with other real estate companies and gain greater access to capital, share in the risks of real estate developments and share in the operating expenses. More importantly, it allows us to better manage the deployment of our capital and increase our leasing portfolio.
Our joint venture with TA/Petro owns and operates two travel and truck stop facilities, restaurants, and five separate gas stations with convenience stores within TRCC-West and TRCC-East.
We are involved in five joint ventures with Majestic to develop, lease, manage, and/or acquire industrial buildings within TRCC. These joint ventures currently operate four fully leased industrial buildings occupying over 2.3 million rentable square feet, and have a 446,400 square foot industrial building under construction.
We are involved in one joint venture with Rockefeller Development Group, or RDG, as of December 31, 2022. The TRCC/Rock Outlet Center LLC operates the Outlets at Tejon. Our previous joint venture with RDG, the 18-19 joint venture, sold its land to a third-party during the fourth quarter of 2021 for $15.2 million, and was dissolved in 2022.

TRCC Residential
In 2021, the Kern County Board of Supervisors approved a Conditional Use Permit (CUP) which authorizes the development of a multi-family apartment complex within the TRCC. The approved CUP authorize the Company to develop up to a maximum of 495 multi-family residences, in thirteen apartment buildings, as well as approximately 6,500 square feet of community amenity space and 8,000 square feet of community serving retail, collectively known as TRCC Residential. TRCC Residential will be located on a 27-acre site located immediately north of the Outlets at Tejon. TRCC Residential will be the first residential community at TRCC and for the Company, providing an ideal housing option for the thousands of employees currently working at the various distribution centers, retailers and fast-food restaurants at TRCC.
On February 16, 2022, we formed TRC-MRC Multi I, LLC with Majestic for the development, leasing and management of this multi-family residential community. As of December 31, 2022, the Company controlled the joint venture and has consolidated its assets within the Consolidated Balance Sheet. On January 26, 2023, the Company and Majestic entered into a Membership Interest Purchase Agreement, formalizing the purchase of Majestic's interest in this joint venture for $175,000. The project is currently in its final planning and design phases.
TRCC Entitlements
The following is a summary of the Company's commercial, retail and industrial real estate developments as of December 31, 2022:

($ in thousands)
Project	Cost to Date	Estimated Cost to Complete	Total Estimated Cost at Completion	Estimated Completion Date
Tejon Ranch Commerce Center	$97,734	$100,589	$198,323	TBD
Less: Reimbursements from TRPFFA[1]	82,976	48,846	131,822	TBD
TRCC Development Costs, net	$14,758	$51,743	$66,501

[1]The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and Tejon-Castac Water District, or TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA, through bond sales, will reimburse the Company for qualifying infrastructure costs at TRCC.

The above costs have increased as a result of inflationary factors on things such as labor, fuel, and material costs.
The following table summarizes total entitlements for TRCC as of December 31, 2022:

(in square feet)	Industrial	Commercial Retail
Total entitlements received	19,300,941	956,309
Total entitlements used	8,201,864	674,246
Entitlements available	11,099,077	282,063

We believe we are well positioned for long-term value creation as we continue with our current development plans at TRCC. This is evident in the 151% increase in land prices over the last five years, which reached $8.77 per square foot in 2022 compared with $3.50 per square foot in 2017. Industrial rents have increased 188% over the last five years, with rents at $0.72 per square foot in 2022 compared to $0.25 per square foot in 2017. Current entitlements available at TRCC can facilitate alternative uses and further increase the per acre value.

TEJON RANCH
COMMERCE CENTER

Master Land Use Plan

99
TO BAKERSFIELD
5
WWTP EXPNASION
WWTP
WHEELER RIDGE ROAD
PRE-CONSTRUCTION
SUNRISE BRANDS
BASIN
PRE-CONSTRUCTION
IKEA
TRANSFORMCO & CAMPING WORLD
CATERPILLAR
SUNRISE BRANDS & L'ORÉAL
PLANT PREFAB
WWTP
BASIN
TRAVEL CENTERS OF AMERICA
n.a.p.
FAMOUS FOOTWEAR
BASIN
DEDEAUX
PETRO TRAVEL PLAZA
FUTURE MULTI-FAMILY SITE
OUTLETS
LAVAL ROAD
LAVAL ROAD WEST
PRE-CONSTRUCTION
DOLLAR GENERAL
DOLLAR GENERAL & VISION MEDIA
IKEA
TO LOS ANGELES
WHOLLY-OWNED by TEJON RANCH
Income Producing Properties
Future Multi-Family
JOINT VENTURES
Petro Travel Plaza Holdings - 60%*
Rockefeller Group - 50%*
Majestic Realty - 50%*
*Represents TRC's ownership percentage interest
Held by 3rd Party
TRC Land Held for Development
Land with Land Improvements - Retail
Land with Land Improvements - Industrial
Land without Land Improvements - Industrial
Future Building
Existing Building
Existing Road
Future Road
Water/Wastewater Improvements
N
Miles
0
0.25
0.5

The above land use plan is subject to change based upon economic and market variables.

Commercial/industrial Real Estate Development Market Overview
The logistics operators currently located within TRCC have demonstrated success in serving all of California and the western region of the United States, and we are building on their success in our marketing efforts. We will continue to focus our marketing strategy for TRCC on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the success of the current tenants and owners within our development. Our strategy fits within the logistics model that many companies are using, which favors large, centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies, rather than several decentralized smaller distribution centers. Operators located within TRCC have demonstrated success through utilization of this model. With access to markets of over 40 million people for next-day delivery service, they are also demonstrating success with e-commerce fulfillment.
We believe that our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, provides us with a marketing advantage. Our marketing efforts target industrial users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley for whom we may be an attractive location due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of smaller facilities, but often are looking to expand operations and cannot find larger size buildings in these markets. We are also targeting larger users in the Inland Empire that are looking to relocate to lower their operating costs.

We continue to closely monitor new construction, specifically speculative construction in comparison to pre-lease and build to suit. Limited supply and an increase in demand has made the industrial property sector advantageous, positioning it for success going into the next year.
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
Our most direct regional competitors are in the Inland Empire, a large industrial area located 60 miles east of Los Angeles, which continues its expansion eastward beyond Riverside and San Bernardino into the Perris, Moreno Valley, and Beaumont regions of Southern California. We also face competition within Northern Los Angeles, which is comprised of the San Fernando Valley and Santa Clarita Valley along with areas north of us in the San Joaquin Valley of California. Strong demand for large distribution facilities is driving development farther east in search for large, entitled parcels. As development in the Inland Empire continues to move east and farther away from the ports, our distance from the ports is becoming less of a disadvantage.
During the quarter ended December 31, 2022, vacancy rates in the Inland Empire ticked up to 0.9% and net absorption failed to surpass new supply. However, average asking rents posted a new record-high rate of $1.61 per square foot, a 50% jump from, 12 months ago. As lease rates increase in the Inland Empire, we may experience greater pricing advantages due to our lower land basis. Vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, increased 10 basis points to 0.7%. Average asking price continued to climb, posting another high-water mark at $1.64 per square foot in the San Fernando Valley and $1.46 per square foot in Santa Clarita.
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

Real Estate - Resort/Residential
Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering, and land stewardship and conservation activities. We have three major resort/residential communities within this segment:
•Mountain Village at Tejon Ranch
•Centennial at Tejon Ranch
•Grapevine at Tejon Ranch
The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete. The Conservation Agreement we entered into with five major environmental organizations in 2008 is designed to minimize opposition from environmental groups to these projects and eliminate or reduce the time spent in litigation once governmental approvals are received. Litigation by environmental and other special interest groups have been a primary cause of delays and increased costs for our real estate development projects as well as other projects in California. For discussion on legal matters pertaining to our developments, see Note 14 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements.
As we embark on our mixed-use master planned communities, we understand that it can take up to 25 years, or longer, to complete from commencement of construction. The entitlement process for development of property in California is complex, lengthy (spanning multiple years) and costly, involving numerous federal, state, and county regulatory approvals. We are unable to determine anticipated completion dates for our real estate development projects with certainty because the time for completion is heavily dependent on the regulatory approvals necessary for land development. Also, as a real estate developer, we are cognizant of the micro- and macro-economic factors that have a significant influence on the real estate sector. As a developer, one would be at an economic disadvantage to bring product to market with no willing or able buyers. This ebb and flow of the economy also plays into the timing of our completion date. Costs will also fluctuate over the life of these projects because of the cost of labor and raw materials and the timing of approvals and other activity. The uncertainty of estimated costs to completion is compounded by the potential impact of inflation, which will fluctuate with the equally uncertain completion dates for our projects.

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

Mountain Village at Tejon Ranch

MV is planned to be an exclusive, low-density, resort-based community that will provide its owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, putting greens, a range of housing options, and other exclusive services and amenities that are designed to distinguish MV as the resort community of choice for the Southern California market. MV encompasses 26,417 acres, including 5,082 acres for a mixed-use master planned community to include housing, lodging, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and 21,335 acres of open space. The first tentative tract map for the project, which includes 752 residential lots, was approved by Kern County in 2017. The first final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses was approved by Kern County in December 2021.
The commercial component of the project is the 160,000 square foot commercial center that we call Farm Village (shown above). Farm Village will serve as the commercial center and community gathering place for MV residents and visitors, as well as the gateway to MV. Farm Village will include fresh culinary offerings, artisan markets, boutique lodging, and an array of trails, gardens, and agriculture that will be intertwined to create the most unique, relaxing and edutaining experience while fulfilling the needs of residents and visitors of MV. In 2018, we obtained commercial site plan approval from Kern County for the first phase of the Farm Village consisting of 53,180 square feet.
Timing of MV development in the coming years will be dependent on the strength of both the economy and the residential real estate market. We are currently exploring capital financing opportunities for the development of MV. Such financing opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of common stock.

Centennial at Tejon Ranch

The Centennial development is a mixed-use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Centennial is entitled for 19,333 housing units, including nearly 3,500 affordable units, and 10.1 million square feet of commercial development. Centennial will incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, will create a substantial number of jobs. The project is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 93.27% ownership interest as of December 31, 2022. Centennial is envisioned to be an ecologically friendly community that will achieve a jobs-housing balance.
In 2018, the Los Angeles County Board of Supervisors took action to approve the Specific Plan and 30-Year Development Agreement for Centennial by a vote of 4-1. In 2019, the Los Angeles County Board of Supervisors' affirmed their final approval of Centennial project, and Climate Resolve and CBD/California Native Plant Society, or CNPS, separately filed actions in Los Angeles Superior Court objecting to the Centennial project. In 2021, the court issued its decision denying the petition for writ of mandate by CBD/CNPS and granting the petition for writ of mandate filed by Climate Resolve. On November 30, 2021, the Company and Centennial entered into a Settlement Agreement with Climate Resolve. The Company is now awaiting the Court’s decision regarding the outcome of outstanding claims. See Note 14 (Commitments and Contingencies) of the Notes to Consolidated Financial Statement for further discussion.

Grapevine at Tejon Ranch
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
Immediately northeast of Grapevine is Grapevine North, a 7,655-acre development area, that is currently used for agricultural purposes. Identified as a development area in the Tejon Ranch Conservation and Land Use Agreement, Grapevine North presents a significant opportunity for future development. Grapevine North may feature mixed use community development similar to Grapevine at Tejon Ranch, or other development uses as appropriate based upon market conditions at the time.
The greatest competition for the Centennial and Grapevine communities will come from developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. The developments in these areas will be providing similar housing product as our developments. The principal factors of competition in this industry are product segmentation, pricing of product, amenities offered, and location. We will attempt to differentiate our developments through our unique setting, land planning and different product offerings. MV will compete generally for discretionary dollars that consumers will allocate to recreational and residential homes.

The following is a summary of the Company's residential real estate developments as of December 31, 2022:

Community:	Mountain Village	Grapevine	Centennial	Resort
Location:	Kern County	Kern County	Los Angeles County	Residential
Project Status[1]:	Entitled	Entitled	Entitled	Total
Entitlement Area (acres):	26,417	8,010	12,323	46,750
Housing Units:	3,450	12,000	19,333	34,783
Commercial Development (sqft)[2]:	160,000	5,100,000	10,100,000	15,360,000
Open Areas (acres):	21,335	3,367	5,624	30,326
Costs to Date[3]:	$153,156	$39,273	$115,221	$307,650
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
Mineral Resources
Our mineral resources segment consists of oil and gas royalties, rock and aggregate royalties, royalties from a cement operation leased to National Cement Company of California, Inc., or National, and the management of water assets and water infrastructure. We continue to look for opportunities to grow our mineral resource revenues through expansion of leasing and encouraging new exploration. The management of our water assets consists of the evaluation of near-term highest and best uses, which can include the sale of water on a temporary basis, the use of water for internal purposes, and the storage of water for future use in our development projects. At the same time we are also evaluating opportunities as they arise for the purchase of additional water assets as we have done in the past.
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
We lease certain portions of our land to oil companies for the exploration and production of oil and gas. We do not engage in any oil exploration or extraction activities. As of December 31, 2022, 10,332 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 92,788 barrels of oil and 57,000 MCF (each MCF being 1,000 cubic feet) of dry gas during 2022. Our share of production, based upon average royalty rates during the last three years, has been 36, 29, and 37 barrels of oil per day for 2022, 2021, and 2020, respectively. There are 306 active oil wells located on the leased land as of December 31, 2022. Royalty rates on our leases averaged approximately 14% of oil production in 2022.
The price per barrel of oil increased in the first-half of 2022 and declined in the second-half of 2022. Prices for oil, natural gas fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as: changes in domestic and global supply and demand, domestic and global inventory levels, and political and economic conditions, including international disputes such as current conflicts in Eastern Europe.
We have approximately 2,000 acres under lease to National, for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a production capacity in excess of 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant. In 2022, payments increased due to an increase in production stemming from an increase in regional construction as well as price increases driven by inflationary pressures. The term of this lease expires in 2026, however National has options to extend the lease until 2095.
We also lease 521 acres to Granite Construction and Griffith Construction for the mining of rock and aggregate product that is used in construction of roads and bridges. The royalty revenues we receive under this arrangement are based upon the amount of product produced at these sites. The Granite site has reached its economic life and will undergo restoration activities during 2023. We also have a royalty arrangement with Granite Construction tied to land previously owned by the Company that began operations in 2021 and is now paying royalty payments which will more than offset the payments received from the old Granite site.

Water sales opportunities each year are impacted by rain and snowfall volume along with California State Water Project, or SWP, allocations. The current SWP allocation is at 35% of contract amounts with an expectation that the allocation will increase. At higher SWP allocations we anticipate a reduced amount of water will be sold in 2023.
In 2015, we entered into a water sale agreement with PEF, our current lessee under a power plant lease. PEF may purchase from us up to 3,500 acre feet of water per year through July 2030, with an option to extend the term. PEF is under no obligation to purchase water from us in any given year, but is required to pay us an annual option payment equal to 30% of the maximum annual payment. The price of the water under the agreement is subject to 3% annual increases for the duration of the lease agreement. The Company's commitments to sell this water can be met through current water sources.
Farming Operations
In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes— 1,036 (849 in production and 187 under development); almonds—2,235 (1,487 in production and 748 under development); and pistachios—932 (all in production). We manage the farming of alfalfa and forage mix on 626 acres in the Antelope Valley, and we periodically lease 530 acres of land that is used for the growing of vegetables which can also be used for the development of permanent crops such as almonds.
Pricing for nut and grape crops are particularly sensitive to the size of each year’s world crop and demand for those crops. The U.S. almond industry projects 2022 yields to be about 2.6 billion pounds compared to 2.9 billion pounds during the previous year. High production levels combined with higher-than-normal inventory levels from the 2021 crop year as a result of supply chain issues have pushed prices to lower levels. We expect prices to remain low until industry inventory levels are reduced, which may not happen until after 2023. We have begun to see some improvement as January 2023 almond shipments increased to pre-Covid levels. Pistachios for the 2022 crop year are expected to be approximately 1.0 billion pounds compared to 1.2 billion pounds during the previous year. Yields for the Company's 2022 almond and wine grape crops have been comparable with prior year's thus far, while pistachio yields have seen a decrease. Tariffs from China and India, which are major customers of almonds and pistachios, can make American products less competitive and push customers to switch to another producing country.
The Company, and the industry as a whole, continues to experience challenges with attracting and retaining farm workers. The Company is unable to determine the expected duration of these labor shortages.
Labor costs both internal and through labor contractors continue to increase and the Company expects this trend to continue over the foreseeable future. The Company utilizes external labor contractors as necessary for large projects such as pruning and harvesting as a way to manage our labor needs. From a broader inflationary standpoint, the Company is seeing and will continue to see an increase in production costs, most notably chemicals such as herbicides and pesticides, and fuel costs.
Sales of our grape crop typically occur in the third and fourth quarters of the calendar year. Sales of our pistachio and almond crops also typically occur in the third and fourth quarters of the calendar year, but can occur up to a year or more after each crop is harvested. In 2022, we sold 40% of our grape crop to one winery, 38% to a second winery and the remainder to two other customers. These sales are under contracts ranging from one to eight years. In 2022, our almonds were sold to various commercial buyers, with the largest buyer accounting for 34% of our crop. We do not believe that we would be adversely affected by the loss of any or all of these buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.
Weather conditions could impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know the impact of current weather conditions on 2023 production until the early summer of 2023.
At this time the State Department of Water Resources has announced that the estimated water supply for 2023 will be at 35% of full entitlement. This allocation may change based upon precipitation and snowpack runoff in Northern California from additional potential winter storms. The current 35% allocation of SWP water is enough for us to farm our crops. We have additional water resources, such as groundwater and surface sources, and those of the water districts we are in, that allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of 2023 water supplies on 2023 California crop production for almonds, pistachios, and wine grapes. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.” Also see Note 6. (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.

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
Approximately 256,000 acres are used for two grazing leases, which account for 29% of total revenues from ranch operations at December 31, 2022.
Game management offers a wide variety of guided big game hunts, including trophy Rocky Mountain elk, deer, turkey and wild pig. We offer guided hunts and memberships for both the Spring and Fall hunting seasons. At December 31, 2022, game management accounts for 42% of the total revenue from ranch operations.
In addition, the Ranch Operations segment manages, and includes the expenses for the upkeep, maintenance, and security of all 270,000 acres of land.
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
Environmental Sustainability
Environmental stewardship, or sustainability, is one of Tejon Ranch Co.’s core values, along with quality and visionary innovation and development. This commitment to sustainability manifests itself in many ways throughout the Company and its operations.
Climate Change
The Company maintains policies intended to both reduce its carbon footprint and proactively sequester, or capture and store, carbon.
•Since 2008, the Company has voluntarily conserved 240,000 acres of its land covered by trees and other vegetation. A recent analysis conducted for the Company by Dudek Environmental Service's determined that this acreage effectively sequesters 3.3 million tons of carbon. That equals the volume of carbon produced in a single year by 2.5 million passenger vehicles, approximately 5% of California’s 2022 passenger vehicle fleet.
•Solar power is used significantly within TRCC. For example, the Company installed a solar covered parking structure at the Outlets at Tejon. The structure covers 1.85 acres and is projected to offset 83% of the center’s electricity needs for shared spaces and produce 1,076,000 kWh of clean energy every year. In addition, the IKEA distribution center at TRCC features a 1.8 MW photovoltaic solar array covering 370,000 square feet of the warehouse’s rooftop. The system handles the power needs of IKEA’s distribution center and provides power into the electric grid as well.
•The Company is working with Calpine Energy, a power generating company, to complete the development of a 600-acre industrial-sized solar field. Located immediately adjacent to Calpine’s PEF, a natural gas and steam powered generating plant in the San Joaquin Valley portion of Tejon Ranch, the solar array is expected to produce approximately 100 MW of power once fully operational.
•The Company’s master planned mixed-use residential communities are designed with a jobs housing balance that will locate housing near employment centers, reducing commuting miles and emissions. Centennial is designed to be a net zero carbon community, completely mitigating projected carbon emissions through a combination of on-site and on-ranch carbon reduction measures, and off-ranch credited carbon reductions. These measures include encouraging and facilitating the use of emission-free electric vehicles through vehicle purchase incentives and the installation of 30,000 EV chargers located within both residential and commercial sections of the community, at TRCC, and within disadvantaged communities in Southern California. At Centennial, at least 50% of the energy supply is intended to be produced by on-site renewable sources, and natural gas use in the community will be limited to essential commercial uses only, significantly reducing emissions from residential and commercial natural gas.
•At Grapevine, like Centennial, 50% or more of its energy supply is intended to be produced on site by renewable sources, and natural gas will not be installed in homes to further reduce carbon emissions.
•All homes in Mountain Village will feature roof-top photovoltaic solar arrays and battery energy storage systems where required by code.

Air Quality
•The Company has contracted with the San Joaquin Valley Unified Air Pollution Control District, or SJVUAPCD, to pre-mitigate air emissions related to the Company’s current development at TRCC-East and future development at Mountain Village and Grapevine. As of 2022, the SJVUAPCD had fully offset current air emissions at TRCC-East, as well as future emissions projected to occur through full build-out of the project. For Mountain Village, the Company has funded the replacement of outdated agricultural engines to provide emissions mitigation for the initial phase of development.
•Nearly two decades ago, the Company helped establish and has continuously supported Valley Clean Air Now, or VCAN, a non-profit, 501(c)(3) public charity that advances quantifiable and voluntary solutions addressing air pollution in California’s San Joaquin Valley, a region with some of the worst air quality and highest poverty levels in the United States.  The Company continues to support VCAN in its mission to improve public health and quality of life in disadvantaged communities located in the region.
◦VCAN’s programs deliver $850 smog repair vouchers and $9,500 in down payment incentives to low-income residents in the region so they can replace high-polluting vehicles with used plug-in or hybrid cars.
◦In the past five years, VCAN has helped more than 35,000 households improve their vehicle emissions by completing over 20,000 smog repairs and providing more than 26,000 smog repair vouchers.  Additionally, VCAN’s vehicle replacement program has delivered more than 2,000 plug-in electric vehicles.  Based on pre- and post-repair emission capture readings, VCAN’s vehicle repair and replacement work has reduced oxides of nitrogen (also known as “NOx”) by 692 tons, carbon monoxide by 71 tons, and hydro-carbon emissions by 90 tons.

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
•We are involved in water storage and water recharge programs in the water basins in which we have operations.
Customers
Our PEF power plant lease accounted for 6% of total revenues in 2022, 8% in 2021 and 12% in 2020. No other recurring customer represents 5% or more of our revenues in 2022, 2021 and 2020.
Organization
Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Human Capital
At December 31, 2022, we had 78 full-time employees. We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. To attract and retain top talent, we have designed our compensation and benefits programs to provide a balanced and effective reward structure. Our short and long-term incentive programs are aligned with key business objectives and are intended to motivate strong performance. Our employees are eligible for medical, dental and vision insurance, a 401(k) savings/retirement plan, employer-provided life and disability insurance and an array of voluntary benefits designed to meet individual needs. We have adopted a Compliance with State and Federal Statutes, Rules and Regulations Reporting Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified quarterly. None of our employees are covered by a collective bargaining agreement.
Diversity, Equity and Inclusion
Our policies are designed to promote fairness, equal opportunities, and diversity within the Company. When attracting, developing and retaining talent, we seek individuals who hold varied experiences and viewpoints and embody our core values to create an inclusive and diverse culture and workplace that allows each employee to do their best work and drive our collective success. We believe that a diverse workforce possesses a broader array of perspectives that businesses need to remain competitive in today’s economy. We maintain employment policies that comply with federal, state and local labor laws and promote a culture of fairness and respect. These policies set forth our goal to provide equal employment opportunity without discrimination or harassment on the basis of age, gender (including identity or expression), marital status, civil partnership status, sexual orientation, disability, color, nationality, race or ethnic origin, or religion or belief. All of our employees must adhere to a Code of Business Conduct and Ethics that sets standards for appropriate behavior, and all employees must also complete required internal training on respect in the workplace and diversity to further enhance our cultural behaviors.
Reports
We make available free of charge through our Internet website, www.tejonranch.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or to be furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also make available on our website our corporate governance guidelines, charters of our Board of Directors’ Committees (audit, compensation, nominating and corporate governance, and real estate), and our Code of Business Conduct and Ethics for Directors, Officers, and Employees. These items are also available in printed copy upon request. We intend to disclose in the future any amendments to our Code of Business Conduct and Ethics for Directors, Officers, and Employees, or waivers of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver. Any document we file with the Securities and Exchange Commission, or SEC, may be inspected, without charge, at the SEC’s website: http://www.sec.gov.
Information about our Executive Officers
The following table shows each of our executive officers and the offices held as of March 8, 2023, the period the offices have been held, and the age of the executive officer.

Name	Office	Held since	Age
Gregory S. Bielli	President and Chief Executive Officer, Director	2013	62
Allen E. Lyda	Executive Vice President and Chief Operating Officer/Chief Financial Officer	2022	65
Hugh McMahon	Executive Vice President, Real Estate	2014	56
Robert D. Velasquez	Senior Vice President, Chief Accounting Officer	2022	56
Marc W. Hardy	Senior Vice President & General Counsel	2021	53
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

Mr. Lyda has been employed by us since 1990, initially serving as Vice President, Finance and Treasurer. He was elected Assistant Secretary in 1995 and Chief Financial Officer in 1999. Mr. Lyda was promoted to Senior Vice President in 2008, and Executive Vice President in 2012. Mr. Lyda's title was subsequently changed in 2013 to Executive Vice President and Chief Financial Officer to more accurately describe the responsibilities of his office. In 2019, he was appointed to the role of Chief Operating Officer and ceased serving as the Company's Chief Financial Officer. In 2022, he was given the title of Executive Vice President and Chief Operating Officer/Chief Financial Officer.
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
Mr. Velasquez joined the Company as Vice President of Finance in 2014. Mr. Velasquez's title was subsequently changed, in 2015, to Vice President of Finance and Chief Accounting Officer to more accurately describe the responsibilities of his office. Prior to joining the Company, Mr. Velasquez served as an Executive Director at Ernst & Young in their audit and assurance practice section. Mr. Velasquez worked with Ernst & Young from 1999 through 2014. Mr. Velasquez holds a B.S. in Business Administration – Option: Accounting from California State University, Los Angeles. Mr. Velasquez is a Certified Public Accountant in the state of California. On January 1, 2018 he was promoted to Senior Vice President, Finance and Chief Accounting Officer. On January 1, 2019, he was appointed Chief Financial Officer. In 2022, he was given the title of Chief Accounting Officer
Mr. Hardy is Senior Vice President and General Counsel, having joined the company in May 2021. From 2001 to 2020, Mr. Hardy served as Assistant General Counsel and then General Counsel/Assistant Secretary for the A.G. Spanos Companies, a builder of multi-family housing and master planned communities. He has extensive experience in corporate law, real estate, land use and environmental issues. With the A.G. Spanos Companies, Mr. Hardy provided executive leadership and management to the Board of Directors, executive members and its operating managers concerning the legal affairs for a fully diversified group of companies, including, the Spanos Corporation, a national multi-family residential home builder, mixed-use master plan developer, and owner/operator of Class A office complexes, vineyards, orchards, golf course and marina, and the Los Angeles Chargers National Football League team. From June 2020 to May 2021, Mr. Hardy held the position of Counsel, at the Am Law 200 law firm, Buchalter, in their Irvine, California office where Mr. Hardy predominantly practiced commercial real estate and construction law. Mr. Hardy earned a BA from the University of California, Davis, a Juris Doctorate from the University of the Pacific’s McGeorge School of Law, and a Masters of Law degree in Taxation from the University of Washington School of Law.
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
Higher interest rates and lack of available financing can have significant impacts on the real estate industry. Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Higher interest rates can also lead to tighter construction lending markets impacting the development of industrial buildings within our projects. Any decrease in demand will negatively impact our proposed developments. Lack of available credit to finance real estate purchases can also negatively impact demand. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.
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
From time to time we experience shortages or increased costs of labor and supplies or other circumstances beyond our control that cause delays or increased costs within our industrial development, which can adversely affect our operating results. Our ability to develop our current industrial development has in the past and may in the future be adversely affected by circumstances beyond our control including: work stoppages, labor disputes and shortages of qualified trades people; changes in laws relating to union organizing activity; and shortages, delays in availability, or fluctuations in prices of building materials (including as a result of inflation). Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing infrastructure and buildings within our industrial development. If any of the above happens, our operating results could be harmed.
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
Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to our security and our customers', partners', suppliers' and third-party service providers' products, systems and networks and the confidentiality, availability and integrity of the data. We remain potentially vulnerable to additional known or unknown threats despite our attempts to mitigate these risks. We also may have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. Our efforts to protect sensitive, confidential or personal data or information, may nonetheless leave us vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action. Additionally, violations of privacy or cybersecurity laws (including the California Consumer Privacy Act), regulations or standards increasingly lead to class-action and other types of litigation, which can result in substantial monetary judgments or settlements. Therefore, any such security breaches could have a material adverse effect on us.
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
Our efforts, goals and disclosures related to environmental stewardship and sustainability matters expose us to risks that can adversely affect our reputation and performance. Our commitment to sustainability with respect to climate change, air quality, and water conservation reflect our current plans and aspirations and are not guarantees that we will be able to achieve our goals. Our failure, or perceived failure, to achieve these goals and objectives on a timely basis, or at all, could adversely affect our reputation, stock price, operations, financial performance and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
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
Our credit facility contains financial covenants requiring the maintenance of a maximum total liabilities to tangible net worth not greater than .75 to 1.0 at each quarter end, and a debt service coverage ratio not less than 1.25 to 1.00. A failure to comply with these requirements could allow the lending bank to terminate the availability of funds under our revolving credit facility and/or cause any outstanding borrowings to become due and payable prior to maturity.
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
Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of March 8, 2023, directors and members of our executive management team beneficially owned or controlled approximately 22.0% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration and sale of any significant number of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.
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
In addition to the WRMWSD contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. TCWD, a local water district serving our land in the district and land we have sold in TRCC, has 5,749 acre-feet of SWP entitlement (also called Table A amount), subject to SWP allocations. In addition, TCWD has 52,554 acre-feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and the Company. TCWD is the water supplier to TRCC, and will be the principal water supplier for any significant mixed-use development in MV. TCWD will also be the water district that provides services to the Grapevine and Centennial projects.
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
Over time we have also purchased water for our future use or sale. We have secured SWP entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035. In 2013, the Company completed the acquisition of a water purchase agreement that will allow and require the Company to purchase 6,693 acre-feet of water each year from the Nickel Family, LLC, or Nickel, through the Kern County Water Agency.
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. This contract allows us to purchase water each year. The purchase cost of water in 2022 was $861 per acre-foot. Purchase costs are subject to annual cost increases based on the greater of the consumer price index or 3%, resulting in a 2023 purchase cost of $928 per acre-foot.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until the water is fully used for the Company’s internal uses.
During 2022, SWP allocations were 5% of contract levels, and WRMWSD was able to supply us with water from various sources that when combined with our water sources provided sufficient water to meet our farming and real estate demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. In years where the supply of water is sufficient, both WRMWSD and TCWD are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then WRMWSD may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from other sources, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 35% preliminary SWP water allocation has been made by the California Department of Water Resources, or DWR, for 2023. The current 35% allocation of SWP water will allow us to have sufficient water for our farming needs for the next year.
All SWP water contracts require annual payments related to the fixed and variable costs of the SWP and each water district, whether or not water is used or available. WRMWSD and TCWD contracts also establish a lien on benefited land.
Portions of our property also have available groundwater, which we believe would be sufficient to supply commercial development in the Interstate 5 corridor and support current agricultural operations. Ground water in the Antelope Valley Basin is subject to an adjudication of the water basin that limits groundwater pumping.

The Sustainable Groundwater Management Act, or SGMA, is a sustainable groundwater framework that became effective January 1, 2015. For the water districts in which the Company participates in the San Joaquin Valley, Groundwater

Sustainability Plans have been developed and submitted to the DWR for review. Through these plans it will have to be demonstrated to the satisfaction of the DWR that the groundwater within the basins is sustainably managed by 2040 or 2042. To achieve sustainability, the GSPs could impose limitations on the use of groundwater. The Company's Kern County agricultural lands and development lands are located in the Kern Subbasin, the White Wolf Subbasin and the Castac Lake Basin. The Kern Subbasin is designated by DWR as a high priority, critically overdrafted basin, and its GSP was required by to be submitted to DWR by January of 2020. After their initial submittal to DWR of their GSPs, DWR notified the Groundwater Sustainability Agencies in the Kern Subbasin of deficiencies in their GSPs, which were to be addressed to DWR’s satisfaction by July of 2022. The GSAs met that deadline and are awaiting a determination from DWR regarding the sufficiency of those GSPs. The White Wolf Subbasin is designated by DWR as a medium priority, non-critically overdrafted basin, and its GSP was required to be submitted to DWR by January 2022. The Board of Directors of the White Wolf GSA adopted the GSP for the White Wolf Subbasin and submitted it to DWR, where it remains under DWR review. The Castac Basin is a low priority basin, so there is no anticipation at this time of any restriction related to use of groundwater under SGMA. Regardless of any limitations on groundwater use that might result from SGMA, the Company's lands are in relatively good condition because of the diverse inventory of surface water supplies and banked water that the Company has access to as mentioned above.
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
One of these developments relates to the Coordinated Operation Agreement, or COA, that DWR and the Bureau of Reclamation, or the Bureau, which operates pumps in the Delta to supply water to its Central Valley Project, or CVP, entered into in 1986. The COA governs the concurrent state and federal pumping operations in the Delta. DWR and the Bureau renegotiated the COA in late 2018 to bring the COA up to date with various physical and legal changes that occurred over the course of thirty years. The renegotiated COA has generally resulted in reduced deliveries to SWP contractors.
Another development is DWR’s plan for construction of a facility to convey water through the Delta in the form of a tunnel system that would divert water at or near the northern end of the Delta and convey the water underground via tunnel for delivery at or near the southern end of the Delta. Originally envisioned as a two-tunnel system known as California WaterFix, that project was rescinded and has been replaced with a proposed downsized single-tunnel system referred to as the Delta Conveyance Project, or DCP. In January of 2020, DWR began the environmental review process for the DCP by issuance of a Notice of Preparation of an EIR under CEQA. DWR circulated the Draft Environmental Impact Report for the DCP and the public comment period on the DEIR closed on December 16, 2022. DWR is reviewing the comments received and presumably working on the Final EIR for DCP. DWR and the SWP Contractors previously entered into an agreement in principle, or AIP, for terms of an amendment to the SWP long-term water supply contracts. If DWR adopts a Final EIR and approves the DCP, which could occur sometime late 2023, DWR and the SWP Contractors would need to execute amendments to the water supply contracts that provide for addition of the DCP to the SWP. The DCP is intended to increase the amount of water available for delivery across the Delta, particularly in wet years.
A third development is the Reinitiation of Consultation on the Coordinated Long-Term Operation of the Central Valley Project and State Water Project. This is a process that DWR and the Bureau jointly requested in 2016 and that resulted in new federal FWS and NMFS Biological Opinions, or BiOps, under Federal Endangered Species Act, or ESA, in 2019. The 2019 BiOps were intended to enhance reliability of water available for pumping out of the Delta based on updated best available science. The State of California and various non-governmental organizations filed a legal challenge to the new BiOps. Shortly after the 2019 BiOps were finalized, the State of California issued an Incidental Take Permit, or ITP, pursuant to the CESA, which is generally more restrictive on pumping out of the Delta in comparison to the BiOps. Several SWP Contractors, and others, filed litigation challenging the ITP on several grounds including CEQA and breach of contract. Additionally, the Bureau has reinitiated further consultation relative to the proposed actions in the federal BiOps. An interim operations plan for the Delta has been introduced that would govern Delta operations in the absence of final BiOps, and that plan is also the subject of legal challenges. It is expected that new biological options will be issued in 2024.

Other Activities
TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $19,540,000 of outstanding bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $72,055,000 of outstanding bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has $44,035,000 of additional bond debt authorized by TRPFFA. Proceeds from the sales of these bonds are to reimburse the Company for public infrastructure related to TRCC-East.
We paid $2,899,000 and $2,860,000 in special taxes related to the CFDs in 2022 and 2021, respectively. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. It is expected that we will have special tax payments in 2023 of $2,816,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2022.
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
Not Applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock trades under the symbol TRC on the New York Stock Exchange.
As of February 28, 2023, there were 268 registered owners of record of our Common Stock.
No cash dividends were paid in 2022 or 2021 and at this time there is no intention of paying cash dividends in the future.
For information regarding equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.
The annual stockholder performance graph will be provided separately in our annual report to stockholders.
ITEM 6.     RESERVED
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
Our business model is designed to create value through the execution of commercial/industrial development, entitlement and development of land for resort/residential uses, and the maximization of earnings from operating assets, while at the same time protecting significant portions of our land for conservation purposes. We operate our business near one of the country’s largest population centers, which is expected to continue to grow well into the future.
We currently operate in five reporting segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; farming; and ranch operations.
Our commercial/industrial real estate segment generates revenues from real estate leases, and land and building sales. The primary commercial/industrial development is TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and pre-development efforts both internally and through a joint venture. Within our resort/residential segment, the three active mixed-use master plan developments are MV, Centennial, and Grapevine. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement and sales of water. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios. Lastly, the ranch operation segment consists of game management revenues and ancillary land uses such as grazing leases and filming.

Financial Highlights
For 2022, net income attributable to common stockholders was $15,808,000 compared to net income attributed to common stockholders of $5,348,000 in 2021. Over the comparative period, commercial/industrial segment profits increased $16,636,000 resulting from the sale of three land parcels totaling 98.2 acres. Profits from the mineral resources segment increased by $1,198,000 as a result of greater oil royalties. Lastly, total other income increased $1,501,000 as a result of an increase in interest income along with receiving excess distributions and recognizing long-term deferred gains associated with the Company's former 18-19 West joint venture. The preceding improvements were offset by a $3,572,000 increase in income tax expense.
For 2021, net income attributable to common stockholders was $5,348,000 compared to a net loss attributed to common stockholders of $740,000 in 2020. Over the comparative period, commercial/industrial segment profits and our share of equity in earnings from our unconsolidated joint ventures increased $5,109,000 and $4,698,000, respectively. The increase in commercial/industrial segment profits was attributable to two land parcels sales comprised of 55.96 acres for a total revenues of $10,035,000. The increase in equity in earnings was primarily attributable to our share of the sale of lots 18 and 19 held by our joint venture with Rockefeller. Additionally, profits from mineral resources segment increased by $3,106,000 as a result of more water sales during the year due to dry 2021 winter conditions and low SWP allocations. The above mentioned increases were partially offset by a decline in farming segment profits of $1,840,000. The decline was primarily attributable to a decline in almond revenues due to supply chain disruptions and a decrease in pistachio revenue due to reduced insurance proceeds received when compared to the prior year.
During 2023, we will continue to invest funds towards litigation defense, permits, and maps for our master plan mixed-use developments and for master project infrastructure and vertical development within our active commercial and industrial development. Securing entitlements for our land is a long, arduous process that can take several years and involves litigation. During the next few years, our net income will fluctuate from year-to-year based upon, among other factors, commodity prices, production within our farming segment, the timing of land sales and the leasing of land and/or industrial space within our industrial developments, and equity in earnings realized from our unconsolidated joint ventures.
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
Critical Accounting Estimates
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
We believe the following critical accounting estimates reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements:
Impairment of Long-Lived Assets, Real Estate Development – We evaluate our real estate development projects for impairment on an ongoing basis. Our evaluation for impairment involves an initial assessment of each real estate development to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of a real estate development are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the entitlement process, government regulation, litigation, geographical demand for new housing, and market conditions related to pricing of new homes.
We make significant assumptions to evaluate each real estate development for possible indications of impairment. These assumptions include the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, and assumptions surrounding continued positive cash flows and development costs. Considering that the planned development communities will be in a location that does not currently have many comparable homes, the Company must make assumptions surrounding the expected ability to sell the real estate assets at a price that is in excess of current accumulated costs. We use our internal forecasts and business plans to estimate future prices, absorption, and costs. We develop our forecasts based on recent sales data, input from marketing consultants, as well as discussions with commercial real estate brokers.
When events or changes in circumstances exist that result in an indicator of impairment, we perform an impairment calculation which compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted). We recognize an impairment loss equal to the amount by which the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to our results of operations.
At this time, there are no assets within any of our reporting segments that we believe are at risk of being impaired due to market conditions nor have we identified any impairment indicators.
We believe that the accounting estimate related to asset impairment is a critical accounting estimate because it is very susceptible to change from period to period; it requires management to make assumptions about future prices, production, and costs, and the potential impact of a loss from impairment could be material to our earnings. Management’s assumptions regarding future cash flows from real estate developments are expected to fluctuate due to changes in prices, absorption, and costs as future market conditions change.
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

Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial

($ in thousands)	2022	2021	2020
Commercial/industrial revenues
Pastoria Energy Facility Lease	$4,859	$4,380	$4,584
TRCC Leasing	1,535	1,724	1,744
TRCC management fees and reimbursements	1,431	692	715
Commercial leases	646	627	580
Communication leases	1,011	952	927
Landscaping and other	1,237	1,066	986
Land sales	29,796	10,035	—
Total commercial revenues	$40,515	$19,476	$9,536
Total commercial expenses	$16,356	$11,953	$7,122
Operating income from commercial/industrial	$24,159	$7,523	$2,414
2022 Operational Highlights:
•During 2022, commercial/industrial segment revenues increased $21,039,000, or 108%, from $19,476,000 in 2021 to $40,515,000. The Company sold three land parcels in 2022, totaling 98.2 acres, for $29,796,000.
◦A 27.88 acre land parcel contributed with a fair value of $8,501,000 to TRC-MRC 5, LLC. The Company recognized revenues of $5,489,000 and deferred profit of $3,012,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.
◦58.0 acres of industrial land located at TRCC East to a major multinational corporation for $22,000,000. The Company recognized land sales revenue of $19,627,000 and deferred revenues of $2,373,000 attributable to a performance obligation within the contract after applying the five-step revenue recognition model in accordance with ASC Topic 606 - Revenue From Contracts With Customers.
◦12.3 acres of industrial land located at TRCC West to a third party for $4,680,000.
•Commercial/industrial real estate segment expenses increased $4,403,000, or 37%, from $11,953,000 in 2021 to $16,356,000 in 2022. The increase in expenses is primarily attributed to additional land cost of sales of $4,372,000.
2021 Operational Highlights:
•During 2021, commercial/industrial segment revenues increased $9,940,000, or 104%, from $9,536,000 in 2020 to $19,476,000. During 2021, the Company sold two land parcels, comprised of 55.96 acres, for $10,035,000. The first sale comprised of a 38.86 acre land parcel contributed with a fair value of $8,464,000 to TRC-MRC 4, LLC. The Company recognized revenues of $5,679,000 and deferred profit of $2,785,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures. The second sale was to a third party for a 17.1 acre parcel for total consideration of $4,665,000. Under the terms of the sale, the Company recognized $4,355,000 in revenues and deferred $300,000 that will be recognized upon completion of a performance obligation in 2022. There were no land sales in 2020.
•    Commercial/industrial real estate segment expenses increased $4,831,000, or 68%, from $7,122,000 in 2020 to $11,953,000 in 2021. The increase in expenses is primarily attributed to land cost of sales of $4,246,000 and an increase in TCWD water assessments of $535,000 that is associated with the drought conditions.
For 2023, TRCC will continue to be the driver of new activity within the Company as construction begins on a, pre-leased, 446,400 square-foot industrial building that is expected to be completed in 2023. We also expect the commercial/industrial segment to continue to experience operating costs, net of amounts capitalized, primarily related to professional service fees, marketing, commissions, planning, and staffing costs as we continue to pursue these development opportunities. These costs are expected to remain consistent with current levels of expense with any variability in the future tied to specific absorption transactions in any given year and near term inflation impacts. TCWD water assessments may vary depending on water availability and its ability to sell water.
The actual timing and completion of development is difficult to predict due to the uncertainties of the market. Infrastructure development and marketing activities and costs will continue over several years as we develop our land holdings. Prices for building materials such as concrete and steel have increased over the past year and have longer than usual lead times. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial and industrial properties.
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
2022 Operational Highlights:
•In 2022, resort/residential segment expenses decreased $94,000 to $1,629,000, or 5%, when compared to $1,723,000 in 2021. The decrease is attributed to lower professional service costs.
2021 Operational Highlights:
•In 2021, resort/residential segment expenses increased $111,000 to $1,723,000, or 7%, when compared to $1,612,000 in 2020. The increase is primarily associated with payroll expenses net of capitalization associated with the Company's development efforts.
The resort/residential segment will continue to incur costs in the future related to professional service fees, public relations costs, and staffing costs as we continue forward with permitting activities for the above communities. We expect these expenses to remain consistent with current years cost in the near term and only begin to increase as we move into the development phase of each project in the future. The actual timing and completion of entitlement-related activities and the beginning of development is difficult to predict due to the uncertainties of the approval process, the length of time related to litigation defense, and the status of the economy. We will also continue to evaluate land resources to determine the highest and best use for our land holdings. Our long-term goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development.
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
See Item 1, “Business – Real Estate Development Overview” for a further discussion of real estate development activities.

Mineral Resources

($ in thousands)	2022	2021	2020
Mineral resources revenues
Oil and gas	$1,340	$737	$654
Rock aggregate	1,937	1,910	1,407
Cement	2,871	2,210	2,214
Exploration leases	94	119	100
Water sales	14,658	15,523	5,909
Reimbursables and other	695	488	452
Total mineral resources revenues	$21,595	$20,987	$10,736
Total mineral resources expenses	$12,969	$13,559	$6,414
Operating income from mineral resources	$8,626	$7,428	$4,322

	2022	2021	2020
Oil and gas
Oil production (barrels)	92,788	75,006	114,567
Average price per barrel	$98.00	$69.00	$46.00
Blended royalty rate	14.5%	13.9%	11.7%
Natural gas production (millions of cubic feet)	57,000	64,000	207,000
Average price per thousand cubic feet	$2.84	$1.50	$1.06
Blended royalty rate	14.5%	13.9%	11.7%

Water
Water sold in acre-feet	10,400	13,651	5,022
Average price per acre-feet	$1,409	$1,137	$1,177

Cement
Tons sold	1,356,000	1,275,000	1,253,000
Average price per ton	$2.12	$1.73	$1.77

Rock/Aggregate
Tons sold	1,677,000	1,466,000	1,272,000
Average price per ton	$1.15	$1.30	$1.11

Note: Differences between revenues calculated within this table and reported revenues within the previous table are attributed to rounding and the level of precision presented on production units shown.

2022 Operational Highlights:
•Revenues from our mineral resources segment increased $608,000, or 3%, to $21,595,000 in 2022 when compared to $20,987,000 in 2021. The increase is attributed to higher oil and gas royalties resulting from higher price per barrel and higher price per thousand cubic feet, respectively, when compared to 2021 pricing. These improvements were partially offset by an $865,000 reduction in water revenue. This decline was driven by less water available for sale but due to low statewide water supplies we were able to sell our available water at higher prices.
•Mineral resources expenses decreased $590,000, or 4%, to $12,969,000 in 2022 when compared to $13,559,000 in 2021 as a result of having less water sales offset by an increase in property taxes.
2021 Operational Highlights:
•Revenues from our mineral resources segment increased $10,251,000, or 95%, to $20,987,000 in 2021 when compared to $10,736,000 in 2020. The increase is attributed to a $9,614,000 increase in water sales driven by dry 2021 winter conditions and low SWP allocations. Comparatively, the Company sold 13,651 acre-feet and 5,022 acre-feet in 2021 and 2020, respectively.
•Rock aggregate royalties increased as a result of higher demand and better pricing, fueled by the continuing growth in infrastructure projects throughout the state.
•    Mineral resources expenses increased $7,145,000, or 111%, to $13,559,000 in 2021 when compared to $6,414,000 in 2020 as a result of the increased water sales volume.
For further discussion of mineral resources operations, refer to Item 1 “Business—Mineral Resources.”

Farming

($ in thousands)	2022	2021	2020
Farming revenues
Almonds	$6,121	$3,100	$5,021
Pistachios	2,450	4,293	5,636
Wine grapes	3,470	2,850	2,589
Hay	587	408	419
Other	373	388	201
Total farming revenues	$13,001	$11,039	$13,866
Total farming expenses	$19,811	$14,116	$15,103
Operating loss from farming	$(6,810)	$(3,077)	$(1,237)

	December 31, 2022			December 31, 2021			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$2,851	1,267	$2.25	$2,257	945	$2.39	$594	322	$(0.14)
Prior crop years	3,216	1,584	$2.03	670	377	$1.78	2,546	1,207	0.25
Crop Insurance	54			173			(119)
Subtotal Almonds[1]	$6,121	2,851	$2.13	$3,100	1,322	$2.21	$3,021	1,529	$(0.08)
PISTACHIOS (lbs.)
Current year crop	$—	—	$—	$3,462	1,615	$2.14	$(3,462)	(1,615)	$(2.14)
Prior crop years	—	—	—	—	—	—	—	—	—
Prior crop price adjustment	873			365			508
Crop Insurance	1,577			466			1,111
Subtotal Pistachios[1]	$2,450	—	$—	$4,293	1,615	$2.14	$(1,843)	(1,615)	$(2.14)
WINE GRAPES (tons)
Current year crop	$3,470	10	$347.00	$2,850	9	$316.67	$620	1	$30.33
Crop Insurance	—			—			—
Subtotal Wine Grapes	$3,470	10	$347.00	$2,850	9	$316.67	$620	1	$30.33
Other
Hay	$587			$408			$179
Other farming revenues	373			388			(15)
Total farming revenues	$13,001			$11,039			$1,962

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in thousands of tons.

2022 Operational Highlights:
•During 2022, farming segment revenues increased $1,962,000, or 18%, from $11,039,000 in 2021 to $13,001,000 in 2022. The factors contributing to this increase is as follow:
◦Almond revenues increased $3,021,000 due an increase in pounds sold in 2022 when compared to 2021. See table above for details of quantity sold.
◦Pistachio revenues decreased $1,843,000 because the 2022 crop did not bear any fruit due to a very mild winter which limited the number of optimum chill hours (temperatures below 42 degrees for an extended period of time), which impacts the trees ability to produce fruit. Pistachio revenues in 2022 comprised primarily of insurance proceeds and prior year crop bonuses.
◦Wine grape revenues increased $620,000 due to favorable wine grape pricing and yields.
•During 2022, farming segment expenses increased $5,695,000, or 40%, from $14,116,000 in 2021 to $19,811,000 in 2022. The increase is largely attributed to a 1,529,000-pound increase in almond sales, inclusive of a $1,050,000 write-down in the carrying value for the Company's 2022 almond crop driven by an increase in costs due to high water expense, the impact of inflation to cultural costs, and the impact of low pricing in the almond market as described in Item 1 “Business—Farming Operations.” Labor costs also continued to increase throughout 2022.

	December 31, 2021			December 31, 2020			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$2,257	945	$2.39	$4,207	2,078	$2.02	$(1,950)	(1,133)	$0.37
Prior crop years	670	377	1.78	783	405	$1.93	(113)	(28)	(0.15)
Signing bonus	—			31			(31)
Crop Insurance	173			$—			$173
Subtotal Almonds[1]	$3,100	1,322	$2.21	$5,021	2,483	$2.01	$(1,921)	(1,161)	$0.20
PISTACHIOS (lbs.)
Current year crop	$3,462	1,615	$2.14	$932	456	$2.04	$2,530	1,159	$0.10
Prior crop years	—	—	—	25	13	1.92	(25)	(13)	(1.92)
Prior crop price adjustment	365			890			(525)
Insurance	466			3,789			(3,323)
Subtotal Pistachios[1]	$4,293	1,615	$2.14	$5,636	469	$2.04	$(1,343)	1,146	$0.10
WINE GRAPES (tons)
Current year crop	$2,850	9	$316.67	$2,589	9	$287.67	$261	—	$29.00
Insurance	—			—			—
Subtotal Wine Grapes	$2,850	9	$316.67	$2,589	9	$287.67	$261	—	$29.00
Other
Hay	$408			$419			$(11)
Other farming revenues	388			201			187
Total farming revenues	$11,039			$13,866			$(2,827)

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in thousands of tons.
2021 Operational Highlights:
•During 2021, farming segment revenues decreased $2,827,000, or 20%, from $13,866,000 in 2020 to $11,039,000 in 2021. The factors contributing to this decrease is as follow:
◦Almond revenues decreased $1,921,000 due to supply chain disruptions that impacted our ability to deliver 2021 almond crop. In particular, there was a shortage of truck drivers needed to transport goods to the Los

Angeles and Long Beach ports so that goods can be shipped overseas. Additionally, there was a shortage in food grade shipping containers that are necessary to ship almonds overseas.
◦Pistachio revenues decreased $1,343,000 primarily due to the decrease in insurance proceeds received in 2021 when compared to 2020. In 2020, we received pistachio insurance proceeds of $3,789,000, but because the 2021 pistachio crop year is a down bearing production year the insurance proceeds were only $466,000, a decrease of $3,323,000. The primary driver leading to higher insurance proceeds in 2020, was the assumption that 2020 production was based on yields typically seen during an on production year, which is much higher than that of the current down bearing production year. With respect to yields, the Company sold 1,615,000 and 456,000 pounds of pistachios in 2021 and 2020, respectively. The 2021 pistachio yields were in line with a normal off-production year.
◦Wine grape revenues increased $261,000 due to better wine grape pricing.
For further discussion of the farming operations, refer to Item 1 “Business—Farming Operations.”
Ranch Operations

($ in thousands)	2022	2021	2020
Ranch operations revenue
Game management and other [1]	$2,912	$2,744	$2,097
Grazing	1,194	1,367	1,595
Total ranch operations revenues	$4,106	$4,111	$3,692
Total ranch operations expenses	$5,024	$4,679	$4,896
Operating loss from ranch operations	$(918)	$(568)	$(1,204)
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.
2022 Operational Highlights:
•Revenues from ranch operations decreased $5,000, or 0%, from $4,111,000 in 2021 to $4,106,000 in 2022, which is primarily attributed to an increase in hunting and membership revenues of $167,000 offset by a decline in grazing revenues of $172,000 resulting from a drought clause that resulted from having fewer cattle grazing on the Company's land. The increase in game management revenues is partially attributed to a 30% price increase in some of our more premium guided hunt offerings when compared to prior year.
•Ranch operations expenses increased $345,000, or 7%, to $5,024,000 in 2022 from $4,679,000 in 2021. The increase is primarily attributed to increases in repairs and maintenance of $206,000, insurance of $57,000, and other services of $55,000.
2021 Operational Highlights:
•Revenues from ranch operations increased $419,000, or 11%, from $3,692,000 in 2020 to $4,111,000 in 2021, which is primarily attributed to an increase in guided hunts of $123,000 and an increase in filming location fees of $292,000. Due to extended mandates and restrictions from COVID-19 in Los Angeles County, our vast open area was able to attract more production companies during 2021.
•    Ranch operations expenses decreased $217,000, or 4%, to $4,679,000 in 2021 from $4,896,000 in 2020. The decrease is primarily attributed to reduced payroll and overhead expenses of $218,000.
Other Income
Total other income increased $1,501,000, or 679%, from $221,000 in 2021 to $1,722,000 in 2022. In 2022, the Company had a higher average investment in marketable securities resulting in a $577,000 increase in interest income. In addition, the Company received excess distributions and recognized long-term deferred gains, as a result of the sale of the 18-19 West joint venture of $1,140,000. This amount is reflected in the Statement of Operations - Other Income, line item.

Total other income decreased $2,104,000, or 90%, from $2,325,000 in 2020 to $221,000 in 2021. In 2020, the Company sold building and land that was previously operated by a fast food tenant to its joint venture, Petro Travel Plaza LLC. The Company received a cash distribution of $2,000,000 from the joint venture, and realized a Gain on Sale of Real Estate of $1,331,000. In addition, investment interest income decreased $489,000 as a result of having less marketable securities invested throughout the year.
Corporate Expenses
Corporate general and administrative costs decreased $144,000, or 1.5%, to $9,699,000 during 2022 when compared to $9,843,000 in 2021. The decrease is attributed to a $78,000 decrease in depreciation, a $44,000 decrease in insurance expense, and a $19,000 decrease in charitable contributions.
Corporate general and administrative costs increased $413,000, or 4.4%, to $9,843,000 during 2021 when compared to $9,430,000 in 2020. The increase is attributed to a $255,000 increase in insurance expense and a $128,000 increase in director expenses associated with the expansion of the Board of Directors to fulfill California state requirements on gender and underrepresented community requirements.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures is an important and growing component of our commercial/industrial activities and in the future, equity in earnings of unconsolidated joint ventures can become a significant part of our operations within the resort/residential segment. We continue to use joint ventures to advance our development projects at TRCC. This allows us to combine our resources with other real estate companies and gain greater access to capital, share in the risks of real estate developments, and share in the operating expenses. More importantly, it allows us to better manage the deployment of our capital and increase our leasing portfolio.

($ in thousands)	2022	2021	2020
Equity in earnings (loss)
Petro Travel Plaza Holdings LLC	$8,526	$4,957	$5,722
Five West Parcel, LLC	—	—	(2)
18-19 West, LLC	(31)	5,206	(68)
TRCC/Rock Outlet Center, LLC	(1,569)	(1,443)	(2,090)
TRC-MRC 1, LLC	21	(7)	64
TRC-MRC 2, LLC	692	634	678
TRC-MRC 3, LLC	297	(144)	200
TRC-MRC 4, LLC	(184)	(1)	—
Equity in earnings of unconsolidated joint ventures, net	$7,752	$9,202	$4,504
2022 Operational Highlights:
During 2022, equity in earnings from unconsolidated joint ventures decreased $1,450,000, or 16%, to $7,752,000 when compared to $9,202,000 in 2021.
•The 18-19 West LLC joint venture had a purchase option in place with a third-party to purchase lots l8 and 19 at a price of $15,213,000. In November 2021, the third-party exercised the land option and purchased the land from the joint venture for $15,213,000, the Company recognized $5,206,000 in equity in earnings from this land sale.
•The Petro Travel Plaza equity in earnings increased $3,569,000 when compared to 2021, this increase is largely due to improved fuel margins; fuel margins improved 42% in 2022 when compared to 2021.
2021 Operational Highlights:
During 2021, equity in earnings from unconsolidated joint ventures increased $4,698,000, or 104%, to $9,202,000 when compared to $4,504,000 in 2020.
•The 18-19 West LLC joint venture had a purchase option in place with a third-party to purchase lots l8 and 19 at a price of $15,213,000. In November 2021, the third-party exercised the land option and purchased the land from the joint venture for $15,213,000.

•The Petro Travel Plaza improved its fuel sales volume by 22% in 2021 when compared to 2020. However, the Company's share of operating results declined as a result of a 96% increase in the overall cost of fuel that was only partially mitigated by a 70% increase in fuel sales prices. Additionally, the joint venture also experienced an increase in labor costs due to increasing market wages.
Income Taxes
For the twelve months ended December 31, 2022, the Company's net income tax expense was $7,393,000 compared to $3,821,000 for the twelve months ended December 31, 2021. These represent effective income tax rates of approximately 32% and 42% for the twelve months ended December 31, 2022 and 2021, respectively. Our effective income tax rate for the year ended December 31, 2022 was higher than the federal statutory rate in the United States, a result of permanent differences arising from stock compensation and non-deductible compensation under Section 162(m) of the Tax Cuts and Jobs Act of 2017. As of December 31, 2022 and 2021, we had an income tax receivable and payable of $636,000 and $1,217,000, respectively.
As of December 31, 2022, we had net deferred tax liabilities of $7,180,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, interest rate swap, deferred gains, and stock compensation. Deferred tax liabilities consist of depreciation, deferred gains, joint venture differences, and cost of sales adjustments. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company made income tax payments of $8,237,000 in 2022 and $730,000 in 2021. The Company received refunds of $1,410,000 in 2022 and $483,000 in 2021.
For more detail, see Note 12. (Income Taxes), of the Notes to Consolidated Financial Statements, included this Annual Report on Form 10-K.
Liquidity and Capital Resources
Cash Flow and Liquidity
Our financial position allows us to pursue our strategies of continued development of TRCC, funding of operating activities, land entitlement, development, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core operating segments to achieve profitable future growth. We have historically funded our operations with cash flows from operating activities, investment proceeds, and short-term borrowings from our bank credit facilities. In the past, we have also issued common stock and used the proceeds for capital investment activities.
To enhance shareholder value, we will continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, invest in to be leased assets, ensure adequate future water supplies, and provide funds for general land development activities. Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.
Our cash and cash equivalents and marketable securities totaled approximately $72,563,000 at December 31, 2022, an increase of $25,385,000, or 54%, from the corresponding amount at the end of 2021.
The following table summarizes the cash flow activities for the following years ended December 31:

($ in thousands)	2022	2021	2020
Operating activities	$8,531	$2,816	$15,481
Investing activities	$(1,891)	$(14,652)	$19,778
Financing activities	$(4,419)	$(6,086)	$(7,045)

Cash flows provided by operating activities are primarily dependent upon the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, distributions from joint ventures, the success of our crops and commodity prices within our mineral resource segment.

During 2022, our operations generated $8,531,000 in cash, primarily through joint venture distributions and receivable collections.
During 2021, our operations generated $2,816,000 in cash, primarily through joint venture distributions.

During 2022, investing activities used $1,891,000, which was largely attributed to capital expenditures of $22,602,000 used primarily for real estate development. Of the $22,602,000, we spent $2,491,000 on permitting efforts for MV, $3,598,000 on litigation defense for Centennial, and $1,164,000 on permitting efforts for Grapevine. At TRCC, we primarily used $8,933,000 to expand the roads at TRCC. All real estate capital expenditures are inclusive of capitalized interest, payroll and overhead. Lastly, our farming segment had cash outlays of $5,915,000 for cultural and water costs tied to crops not yet in production, developing new almond orchards, grape vineyards, and replacing old farm equipment. Our mineral resources segment spent $988,000 to acquire water for use as needed and for future residential development activity. Lastly, the Company reinvested $63,882,000 into marketable securities. Offsetting cash outlays were maturities on marketable securities of $41,135,000, net proceeds from land sales of $24,950,000, distributions from unconsolidated joint ventures of $8,166,000, proceeds from water sales of $6,180,000, and CFD reimbursements of $5,950,000.
During 2021, investing activities used $14,652,000, which was largely attributed to capital expenditures of $20,879,000 used primarily for real estate development. Of the $20,879,000, we spent $4,004,000 on general planning and final map preparation for Phase 1 of MV, $2,939,000 on litigation defense for Centennial, and $1,121,000 on litigation for Grapevine. At TRCC, we primarily used $4,906,000 to expand water infrastructure at TRCC and early entitlement efforts for TRCC Residential. All real estate capital expenditures are inclusive of capitalized interest, payroll and overhead. Our mineral resources segment spent $2,415,000 to acquire water for use as needed and for future residential development activity. Lastly, our farming segment had cash outlays of $7,416,000 for cultural and water costs tied to crops not yet in production, developing new almond orchards, grape vineyards, and replacing old farm equipment. The Company also reinvested $14,586,000 into marketable securities. Offsetting cash outlays were maturities on marketable securities of $6,249,000, proceeds from water sales of $9,534,000, distributions from unconsolidated joint ventures of $5,734,000, and net proceeds from land sales of $4,413,000.

Our estimated capital investment for 2023 is primarily related to our real estate projects as it was in 2022. These estimated investments include approximately $14,187,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and expanding water facilities to support future anticipated absorption. We are also investing approximately $5,115,000 to continue developing new almond orchards, wine grape vineyards, and replacing old farming equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards allowing the Company to maintain and improve future farm revenues. We expect to possibly invest up to $7,940,000 for permitting activities, predevelopment activities and land planning design at MV and Grapevine and litigation defense and supplemental recirculated environmental impact report preparation for Centennial. The timing of these investments is dependent on our coordination efforts with Los Angeles County regarding litigation defense for Centennial, permitting activities for Grapevine, and design, civil engineering, land planning and design, for MV. Our plans also include $1,800,000 for payment of annual water inventory and water related investments. We are also planning to potentially invest up to $351,000 in the normal replacement of operating equipment, such as ranch equipment, and vehicles.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2022 and 2021, of $2,294,000 and $2,459,000, respectively, is classified in real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $2,387,000 and $2,467,000 for the years ended December 31, 2022 and 2021, respectively. Expenditures for repairs and maintenance are expensed as incurred. As noted above, these costs are included in the above investment numbers.
During 2022, financing activities used $4,419,000, which is comprised of long-term debt repayments of $51,708,000 and tax payments on vested stock grants of $2,733,000. This was partially offset by the issuance of new debt of $49,080,000.
During 2021, financing activities used $6,086,000, which is comprised of long-term debt repayments of $4,295,000 and tax payments on vested stock grants of $1,791,000.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows, cash balances, and availability on our line of credit over the next twelve months to fund internal operations. As we move forward with the completion of the litigation, permitting and engineering design for our master planned communities and prepare to move into the development stage, we will need to secure additional funding through the issuance of equity and secure other forms of financing such as joint ventures and possibly debt and equity financing.

Capital Structure and Financial Condition
At December 31, 2022, total capitalization at book value was $527,534,000 consisting of $49,940,000 of debt, net of deferred financing costs, and $477,594,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 9.5%, representing a decrease when compared to the debt-to-total-capitalization ratio of 10.3% at December 31, 2021.
In 2014 the Company, as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility added a $70,000,000 term loan, or Term Loan, to the then existing $30,000,000 revolving line of credit, or RLC. In 2019, the Company amended the Term Note (Amended Term Note) and extended its maturity to June 2029 and amended the RLC to expand the capacity from $30,000,000 to $35,000,000 and extend the maturity to October 2024.
The interest rate per annum applicable to the Amended Term Note was LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the Amended Term Note was fixed at 4.16% through the use of an interest rate swap agreement. The Amended Term Note required monthly amortization payments, with the outstanding principal amount due June 5, 2029. The Amended Term Note was secured by the Company’s farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory. For the RLC, at the Company’s option, the interest rate on this line of credit could float at 1.50% over a selected LIBOR rate or fixed at 1.50% above LIBOR for a fixed rate term. During the term of the RLC, the Company could have borrowed at any time and partially or wholly repaid any outstanding borrowings and then re-borrowed, as necessary.
On June 27, 2022, the Company paid off the Amended Term Note and terminated the related interest rate swap agreement with Wells Fargo and received a $1,123,000 cash termination fee from Wells Fargo for the interest rate swap. On June 30, 2022, the Company entered into a variable rate term note, or New Term Note, and a New Revolving Line of Credit Note, or New RLC, with Bank of America, N.A, (Lender) or collectively the New Credit Facility. The New Term Loan provides a principal amount of $49,080,000 and a maturity date of June 30, 2032, which was used to pay off the existing Wells Fargo Amended Term Note. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt extinguishment. The amount available on the New RLC under the New Credit Facility is $40,607,000. As a subfacility under the New RLC, the Lender agrees to provide up to $10,000,000 of capacity to issue standby letters of credit. The Company currently has $4,393,000 outstanding on a standby letter of credit (see Off-Balance Sheet Arrangements section below for further discussion). The Company can issue an additional $5,607,000 in standby letters of credit. The allocation of the credit availability to a letter of credit does not incur an interest cost.
The New Term Note had a $48,462,000 balance as of December 31, 2022. The interest rate per annum applicable to the New Term Loan is the daily secured overnight financing rate, or SOFR, plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The New Term Note requires monthly amortization payments pursuant to a schedule set forth in the New Term Note, with the final outstanding principal amount due June 30, 2032. The New Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The New RLC and the RLC had no outstanding balance at December 31, 2022 and December 31, 2021, respectively. At the Company’s option, the interest rate on this line of credit can float at a rate equal to Daily SOFR plus 1.37% or can be fixed at a rate equal to Term SOFR plus 1.37% for interest periods elected by the Company.
Any future borrowings under the New RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the New RLC, undrawn amounts under the New RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the New RLC is subject to compliance with certain financial covenants and making certain representations and warranties, which are typical in this type of borrowing arrangement.
The New Credit Facility requires compliance with two financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; and (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis.
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
At December 31, 2022 and December 31, 2021, the Company was in compliance with all financial covenants.
The Company also has a $4,750,000 promissory note agreement with principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. In March 2020, the Company made an additional payment of $687,000 that was applied to the principal of the note. Subsequent principal and interest payments were reduced to $28,000 per month. The additional principal payment was tied to the release of collateral, which in April 2020 was contributed to Petro Travel Plaza LLC. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument. The balance as of December 31, 2022 is $1,692,000.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from on-going operations, distributions from joint ventures, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt or drawdowns against our line-of-credit, proceeds from the reimbursement of public infrastructure costs through CFD bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. In May 2022, we filed an updated shelf registration statement on Form S-3 that went effective in May 2022. Under the shelf registration statement, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to the funding needs of the Company.
As noted above, at December 31, 2022, we had $72,563,000 in cash and securities and as of the filing date of this Form 10-K, we had $40,607,000 available on credit lines to meet any short-term liquidity needs.
We continue to expect that substantial investments will be required in order to develop our land assets. In order to meet these capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. As we move into 2023, we will be evaluating various options for funding the potential start of development projects. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements in the near-term as described earlier in the cash flow and liquidity discussions.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2022, to be paid over the next five years:

	Payments Due by Period
($ in thousands)	Total	Less than a year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Estimated water payments	$277,653	$12,730	$26,614	$28,236	$210,073
Long-term debt	50,154	1,779	3,824	4,209	40,342
Interest on long-term debt	17,823	2,266	4,279	3,912	7,366
Cash contract commitments	7,425	4,180	1,656	518	1,071
Defined Benefit Plan	4,905	341	839	993	2,732
SERP	5,231	515	1,059	1,108	2,549
Financing fees	163	163	—	—	—
Total contractual obligations	$363,354	$21,974	$38,271	$38,976	$264,133
The table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

As discussed in Note 15 (Retirement Plans) of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. During 2022, we made pension contributions of $165,000 and it is projected that we will make a similar contribution in 2023.
Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. Also, included in the cash contract commitments are estimated fees earned in 2014 by a consultant, related to the entitlement of the Grapevine Development Area. The Company exited a consulting contract in 2014 related to the Grapevine Development and is obligated to pay an earned incentive fee at the time of successful receipt of litigated project entitlements and at a value measurement date five-years after entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. The Company believes that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
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
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA created two CFD's, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $19,540,000 of outstanding bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $72,055,000 of outstanding bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $44,035,000 of additional bond debt authorized by TRPFFA.
In connection with the sale of bonds there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $10,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2022.
At December 31, 2022, aggregate outstanding debt of unconsolidated joint ventures was $161,048,000. $147,730,000 of this debt is subject to various degrees of guarantees ranging from 25% to 100% of the total debt outstanding, with construction loans generally being 100% guaranteed. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we do not expect the guarantee to ever be called upon. We do not provide a guarantee on the $13,318,000 of debt related to our joint venture with TA/Petro.

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

	Year-Ended December 31,
($ in thousands)	2022	2021	2020
Net income (loss)	$15,810	$5,342	$(747)
Net income (loss) attributed to non-controlling interest	2	(6)	(7)
Interest, net
Consolidated interest income	(634)	(57)	(884)
Our share of interest expense from unconsolidated joint ventures	2,974	1,708	1,902
Total interest, net	2,340	1,651	1,018
Income tax expense	7,393	3,821	829
Depreciation and amortization
Consolidated	4,628	4,594	4,938
Our share of depreciation and amortization from unconsolidated joint ventures	4,618	4,639	4,419
Total depreciation and amortization	9,246	9,233	9,357
EBITDA	34,787	20,053	10,464
Stock compensation expense	2,877	4,271	4,494
Adjusted EBITDA	$37,664	$24,324	$14,958

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

($ in thousands)	Year-Ended December 31,
Net operating income	2022	2021	2020
Pastoria Energy Facility	$4,846	$4,355	$4,576
TRCC	1,185	1,250	1,290
Communication leases	1,001	940	911
Other commercial leases	616	609	557
Total Commercial/Industrial net operating income	$7,648	$7,154	$7,334

	Year-Ended December 31,
($ in thousands)	2022	2021	2020
Commercial/Industrial operating income	$24,159	$7,523	$2,414
Plus: Commercial/Industrial depreciation and amortization	455	463	486
Plus: General, administrative and other expenses	15,491	10,950	6,137
Less: Other revenues including land sales	(32,457)	(11,782)	(1,703)
Total Commercial/Industrial net operating income	$7,648	$7,154	$7,334
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

The following schedule reconciles net income from unconsolidated joint ventures to NOI of unconsolidated joint ventures.

	Year-Ended December 31,
($ in thousands)	2022	2021	2020
Net income of unconsolidated joint ventures	$12,662	$16,752	$7,099
Plus: Interest expense of unconsolidated joint ventures	5,834	4,926	5,154
Operating income of unconsolidated joint ventures	18,496	21,678	12,253
Plus: Depreciation and amortization of unconsolidated joint ventures	8,648	8,720	8,323
Less: Profit from sale of land	—	(10,380)	—
Net operating income of unconsolidated joint ventures	$27,144	$20,018	$20,576

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
Our current RLC has no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at a rate equal to Daily SOFR plus 1.37% or can be fixed at a rate equal to Term SOFR plus 1.37% above Term SOFR for interest periods elected by the Company. During the term of this RLC (which matures in June 2032), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one for $48,462,000 and is tied to the daily secured overnight financing rate, or SOFR, plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The outstanding balance on the second term loan is $1,692,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the Term Loan.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2022
(In thousands except percentage data)

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Assets:
Marketable securities	$32,652	$1,000	$—	$—	$—	$—	$33,652	$33,444
Weighted average interest rate	2.82%	5.20%	—%	—%	—%	—%	2.89%
Liabilities:
Long-term debt ($4.75M note)	$265	$277	$289	$302	$315	$244	$1,692	$1,692
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($49.1M note)	$1,513	$1,589	$1,669	$1,753	$1,840	$40,098	$48,462	$48,462
Weighted average interest rate	4.62%	4.62%	4.62%	4.62%	4.62%	4.62%	4.62%

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2021
(In thousands except percentage data)

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Assets:
Marketable securities	$10,242	$750	$—	$—	$—	$—	$10,992	$10,983
Weighted average interest rate	0.20%	0.22%	—%	—%	—%	—%	0.20%
Liabilities:
Long-term debt ($4.75M note)	$254	$265	$277	$289	$302	$560	$1,947	$1,947
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$4,221	$4,429	$4,624	$4,825	$5,038	$27,700	$50,837	$50,837
Weighted average interest rate	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%
Our risk with regard to fluctuations in interest rates has decreased slightly related to marketable securities since these balances have decreased compared to the prior year.
Commodity Price Exposure
As of December 31, 2022, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2022 and 2021 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded based on estimated final pricing. The final price is generally not known for several months following the close of our fiscal year. Of the $4,453,000 in outstanding receivables, there were no receivables at December 31, 2022 that were at risk for changing prices as there were no pistachio yields. Over the previous three years pistachio prices have fluctuated between $1.98 to $2.72.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this Item is submitted in a separate section of this Form 10-K.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2022 in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.
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
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Information about our Executive Officers.” The other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2023 Annual Meeting of Stockholders and will be found under the captions “The Election of Directors,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines,” “Corporate Governance Matters” and, if applicable, “Delinquent Section 16(a) Reports.”
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2023 Annual Meeting of Stockholders and will be found under the captions “Compensation Discussion and Analysis,” and “Compensation Committee Report.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Security Ownership of Certain Beneficial Owners and Management.
Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2023 Annual Meeting of Stockholders and will be found under the caption "Stock Ownership of Certain Beneficial Owners and Management."
(b)Securities Authorized for Issuance under Equity Compensation Plans.
The following table shows aggregated information as of December 31, 2022 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2022, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 11 (Stock Compensation - Restricted Stock and Performance Share Grants) of the Notes to Consolidated Financial Statements.
Equity Compensation Plans Approved by Security Holders

Equity compensation plans approved by security holders *	Number of securities to be issued upon exercise of outstanding grants	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Restricted stock grants and restricted stock units at target goal achievement	234,899	Final price determined at time of vesting	121,287

* The Company does not use equity compensation plans that have not been approved by the security holders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2023 Annual Meeting of Stockholders and will be found under the captions “Related Person Transactions” and “Corporate Governance Matters.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is DELOITTE & TOUCHE LLP, Los Angeles, CA, PCAOB Auditor Firm ID: 34.
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2023 Annual Meeting of Stockholders and will be found under the caption "Independent Registered Public Accounting Firm."

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:			Page Number
1	Consolidated Financial Statements:
	1.1	Management's Report on Internal Control Over Financial Reporting	68
		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	69
		Report of Independent Registered Public Accounting Firm	70
	1.2	Consolidated Balance Sheets – As of December 31, 2022 and 2021	72
	1.3	Consolidated Statements of Operations - Years Ended December 31, 2022, 2021 and 2020	73
	1.4	Consolidated Statements of Comprehensive Income (Loss) - Years Ended December 31, 2021, 2020 and 2019	74
	1.5	Consolidated Statements of Equity - Years Ended December 31, 2022, 2021 and 2020	75
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2022, 2021 and 2020	76
	1.7	Notes to Consolidated Financial Statements	78
2	Supplemental Financial Statement Schedules:
	None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	Amended and Restated Bylaws	FN 2
	4.3	Registration and Reimbursement Agreement	FN 5
	4.4	Description of Securities	FN 39
	4.5	Form of Indenture for Debt	FN 36
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
	10.7	*Severance Agreement	FN 7
	10.8	*Director Compensation Plan	FN 7
	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18

10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 22
10.33	Revolving Line of Credit	FN 22
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders, LLC Redemption and Withdrawal Agreement - Lewis Tejon Member	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	Executive Severance Agreement - Executive Severance Agreement - Gregory S. Bielli	FN 37
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 38
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	FN 42
10.52	Credit Agreement Between Tejon Ranchcorp and Bank of America, N.A.	FN 43
21	List of Subsidiaries of Registrant	Filed herewith
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (Los Angeles, CA)	Filed herewith
23.2	Consent of RSM US LLP, independent registered public accounting firm	Filed herewith
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Financial Statements of Petro Travel Plaza Holdings LLC	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 333-231032) as Exhibit 99.1 to our Current Report on Form 8-K filed on May 26, 2020, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 99.1 to our Current Report on Form 8-K filed on May 26, 2020, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ending June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ending March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 22	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibits 10.31-10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.

FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ending June 30, 2015, is incorporated herein by reference.
FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ending June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ending September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ending September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 34	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ending September 30, 2019, is incorporated herein by reference.
FN 35	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ending September 30, 2019, is incorporated herein by reference.
FN 36	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ending March 31, 2021, is incorporated herein by reference.
FN 39
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2020, is incorporated herein by reference.

FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 42	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the year ended March 31, 2022, is incorporated herein by reference.
FN 43	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.52 to our Quarterly Report on Form 10-Q for the year ended June 30, 2022, is incorporated herein by reference.
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

TEJON RANCH CO.

March 8, 2023	By:	/s/ Gregory S. Bielli
Date		Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

March 8, 2023	By:	/s/ Allen E. Lyda
Date		Allen E. Lyda
Chief Operating Officer/Chief Financial Officer
(Principal Financial Officer)

March 8, 2023	By:	/s/ Robert D. Velasquez
Date		Robert D. Velasquez
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Steven A. Betts Steven A. Betts	Director	March 8, 2023

/s/ Gregory S. Bielli Gregory S. Bielli	Director	March 8, 2023

/s/ Jean Fuller Jean Fuller	Director	March 8, 2023

/s/ Susan Hori Susan Hori	Director	March 8, 2023

/s/ Anthony L. Leggio Anthony L. Leggio	Director	March 8, 2023

/s/ Norman Metcalfe Norman Metcalfe	Director	March 8, 2023

/s/ Frawn Morgan Frawn Morgan	Director	March 8, 2023

/s/ Geoffrey Stack Geoffrey Stack	Director	March 8, 2023

/s/ Daniel R. Tisch Daniel R. Tisch	Director	March 8, 2023

/s/ Michael H. Winer Michael H. Winer	Director	March 8, 2023

Annual Report on Form 10-K
Item 8, Item 15(a) (1) and (2), (b) and (c)
List of Financial Statements and Financial Statement Schedules
Financial Statements
Certain Exhibits
Year Ended December 31, 2022
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
In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
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
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Tejon Ranch Co. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 8, 2023, expressed an unqualified opinion on those financial statements based on our audit.
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
March 8, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tejon Ranch Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Petro Travel Plaza Holdings LLC (“Petro”), the Company's investment in which is accounted for by use of the equity method as of December 31, 2021 and for the years ended December 31, 2021 and 2020. The accompanying financial statements of the Company include its equity investment in Petro of $22,915,000 as of December 31, 2021, and its equity earnings in Petro of $4,957,000 and $5,722,000 for the years ended December 31, 2021 and 2020, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Petro, is based solely on the report of the other auditors.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.
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
Real Estate — Real Estate Development - Refer to Notes 1, 5, 14, and 16 to the financial statements
Critical Audit Matter Description
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
The Company makes significant assumptions to evaluate each real estate development for possible indications of impairment. These assumptions include the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, and assumptions surrounding continued positive cash flows and development costs. Considering that the planned development communities will be in a location that does not currently have many comparable homes, the Company must make assumptions surrounding the expected ability to sell the real estate assets at a price that is in excess of current accumulated costs. Further, the facts and circumstances utilized to make these assumptions may change from period to period. For the year ended December 31, 2022, no impairment loss has been recognized on any real estate development.
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
•We evaluated management’s impairment analysis by:
◦Testing the real estate development for possible indications of impairment, including searching for adverse asset-specific and/or market conditions by reviewing publicly available information on home values and land values in the surrounding regions of the development, periodicals and news information relating to the Southern California housing market, and other independent market data, including considerations of the demand for housing in the market and changes to comparable home prices
◦Obtaining letters from legal counsel and performing inquiries with the Company’s in-house legal counsel in order to evaluate any changes in the status of the litigation matters affecting the development properties and the potential impact on the ability to recover the accumulated costs, including any relevant government regulations and/or other matters impacting the entitlement process.
◦Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 8, 2023
We have served as the Company's auditor since 2019.

Tejon Ranch Co. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	December 31
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$39,119	$36,195
Marketable securities - available-for-sale	33,444	10,983
Accounts receivable	4,453	6,473
Inventories	3,369	5,702
Prepaid expenses and other current assets	2,660	3,619
Total current assets	83,045	62,972
Real estate and improvements - held for lease, net	16,940	17,301
Real estate development (includes $115,221 at December 31, 2022 and $112,063 at December 31, 2021, attributable to Centennial Founders, LLC, Note 17)	321,293	319,030
Property and equipment, net	52,980	50,699
Investments in unconsolidated joint ventures	41,891	43,418
Net investment in water assets	47,045	50,997
Other assets	3,597	1,619
TOTAL ASSETS	$566,791	$546,036
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$5,117	$4,545
Accrued liabilities and other	3,602	3,451
Income taxes payable	—	1,217
Deferred income	1,531	1,907
Current maturities of long-term debt	1,779	4,475
Total current liabilities	12,029	15,595
Long-term debt, less current portion	48,161	48,155
Long-term deferred gains	11,447	8,409
Deferred tax liability	7,180	2,898
Other liabilities	10,380	14,468
Total liabilities	89,197	89,525
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,541,553 at December 31, 2022 and 26,400,921 at December 31, 2021	13,271	13,200
Additional paid-in capital	345,344	344,936
Accumulated other comprehensive loss	(2,028)	(6,822)
Retained earnings	105,643	89,835
Total Tejon Ranch Co. Stockholders’ Equity	462,230	441,149
Non-controlling interest	15,364	15,362
Total equity	477,594	456,511
TOTAL LIABILITIES AND EQUITY	$566,791	$546,036

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year Ended December 31

	2022	2021	2020
Revenues:
Real estate - commercial/industrial	$40,515	$19,476	$9,536
Mineral resources	21,595	20,987	10,736
Farming	13,001	11,039	13,866
Ranch operations	4,106	4,111	3,692
Total revenues	79,217	55,613	37,830
Costs and expenses:
Real estate - commercial/industrial	16,356	11,953	7,122
Real estate - resort/residential	1,629	1,723	1,612
Mineral resources	12,969	13,559	6,414
Farming	19,811	14,116	15,103
Ranch operations	5,024	4,679	4,896
Corporate expenses	9,699	9,843	9,430
Total expenses	65,488	55,873	44,577
Operating income (loss)	13,729	(260)	(6,747)
Other income:
Investment income	634	57	884
Gain on sale of real estate	—	—	1,331
Other income	1,088	164	110
Total other income	1,722	221	2,325
Income (loss) from operations before equity in earnings of unconsolidated joint ventures and income tax expense	15,451	(39)	(4,422)
Equity in earnings of unconsolidated joint ventures, net	7,752	9,202	4,504
Income before income taxes	23,203	9,163	82
Income tax expense	7,393	3,821	829
Net income (loss)	15,810	5,342	(747)
Net income (loss) attributable to non-controlling interest	2	(6)	(7)
Net income (loss) attributable to common stockholders	$15,808	$5,348	$(740)
Net income (loss) per share attributable to common stockholders, basic	$0.60	$0.20	$(0.03)
Net income (loss) per share attributable to common stockholders, diluted	$0.59	$0.20	$(0.03)

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
($ in thousands)

	Year Ended December 31
	2022	2021	2020
Net income (loss)	$15,810	$5,342	$(747)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(199)	(14)	(46)
Benefit plan adjustments	(212)	866	(215)
SERP liability adjustments	1,430	331	(622)
Unrealized interest rate swap gain (loss)	5,641	2,841	(3,213)
Other comprehensive income (loss) before taxes	6,660	4,024	(4,096)
(Provision) benefit for income taxes related to other comprehensive income items	(1,866)	(1,126)	1,147
Other comprehensive income (loss)	4,794	2,898	(2,949)
Comprehensive income (loss)	20,604	8,240	(3,696)
Comprehensive income (loss) attributable to non-controlling interests	2	(6)	(7)
Comprehensive income (loss) attributable to common stockholders	$20,602	$8,246	$(3,689)
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Equity
($ in thousands, except share information)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	26,096,797	$13,048	$338,745	$(6,771)	$85,227	$430,249	$15,375	$445,624
Net loss	—	—	—	—	(740)	(740)	(7)	(747)
Other comprehensive loss	—	—	—	(2,949)	—	(2,949)	—	(2,949)
Restricted stock issuance	338,074	169	(169)	—	—	—	—	—
Stock compensation	—	—	5,629	—	—	5,629	—	5,629
Shares withheld for taxes and tax benefit of vested shares	(158,041)	(80)	(2,146)	—	—	(2,226)	—	(2,226)
Balance, December 31, 2020	26,276,830	$13,137	$342,059	$(9,720)	$84,487	$429,963	$15,368	$445,331
Net income (loss)	—	—	—	—	5,348	5,348	(6)	5,342
Other comprehensive income	—	—	—	2,898	—	2,898	—	2,898
Restricted stock issuance	227,250	114	(114)	—	—	—	—	—
Stock compensation	—	—	4,731	—	—	4,731	—	4,731
Shares withheld for taxes and tax benefit of vested shares	(103,159)	(51)	(1,740)	—	—	(1,791)	—	(1,791)
Balance, December 31, 2021	26,400,921	$13,200	$344,936	$(6,822)	$89,835	$441,149	$15,362	$456,511
Net income	—	—	—	—	15,808	15,808	2	15,810
Other comprehensive income	—	—	—	4,794	—	4,794	—	4,794
Restricted stock issuance	249,127	124	(124)	—	—	—	—	—
Stock compensation	—	—	3,212	—	—	3,212	—	3,212
Shares withheld for taxes and tax benefit of vested shares	(108,495)	(53)	(2,680)	—	—	(2,733)	—	(2,733)
Balance, December 31, 2022	26,541,553	$13,271	$345,344	$(2,028)	$105,643	$462,230	$15,364	$477,594
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended December 31,
	2022	2021	2020
Operating Activities
Net income (loss)	$15,810	$5,342	$(747)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,628	4,594	4,938
Amortization of premium on marketable securities	87	111	34
Equity in earnings of unconsolidated joint ventures, net	(7,752)	(9,202)	(4,504)
Non-cash retirement plan expense	110	99	78
Gain on sale of real estate/assets	(1,140)	(12)	(1,339)
Non-cash profits recognized from land contribution	(3,012)	(2,784)	—
Profit from water sale[1]	(2,229)	(3,442)	—
Profit from land sales[2]	(18,372)	(3,139)	—
Deferred income taxes	2,865	1,134	2,253
Stock compensation expense	2,877	4,271	4,494
Excess tax (loss) benefit of stock-based compensation	(105)	48	519
Abandonment expense	85	—	—
Non-cash write-off of leasing assets	—	—	110
Inventory write down	1,050	—	—
Distribution of earnings from unconsolidated joint ventures	11,793	5,892	6,222
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	3,244	(814)	5,427
Current liabilities, net	(1,408)	718	(2,004)
Net cash provided by operating activities	8,531	2,816	15,481
Investing Activities
Maturities and sales of marketable securities	41,135	6,249	41,843
Purchase of marketable securities	(63,882)	(14,586)	(5,610)
Real estate and equipment expenditures	(22,602)	(20,879)	(22,259)
Reimbursement proceeds from Communities Facilities District	5,950	135	4,223
Proceeds from sale of real estate/assets	—	63	2,000
Proceeds from sale of land[2]	24,950	4,413	—
Investment in unconsolidated joint ventures	(800)	(2,900)	(2,160)
Distribution of equity from unconsolidated joint ventures	8,166	5,734	5,309
Investments in long-term water assets	(988)	(2,415)	(3,568)
Proceeds from water sales[1]	6,180	9,534	—
Net cash (used in) / provided by investing activities	(1,891)	(14,652)	19,778
Financing Activities
Borrowings on line of credit	49,080	—	—
Repayments of long-term debt	(51,708)	(4,295)	(4,819)
Deferred financing costs	(181)	—	—
Interest rate swap settlement[3]	1,123	—	—
Taxes on vested stock grants	(2,733)	(1,791)	(2,226)
Net cash used in financing activities	(4,419)	(6,086)	(7,045)
Increase (decrease) in cash and cash equivalents	2,221	(17,922)	28,214
Cash, cash equivalents, and restricted cash at beginning of year	37,398	55,320	27,106
Cash, cash equivalents, and restricted cash at end of year	$39,619	$37,398	$55,320

Twelve Months Ended December 31,
2022	2021	2020

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$39,119	$36,195	$55,320
Restricted cash (recorded in other assets)	500	1,203	—
Total cash, cash equivalents, and restricted cash	$39,619	$37,398	$55,320

Non-cash investing activities
Accrued capital and water expenditures included in current liabilities	$1,847	$1,342	$910
Contribution to unconsolidated joint venture[2]	$8,501	$8,464	$—
Long term deferred profit on land contribution[2]	$3,012	$2,785	$—

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

Given the nature of our water assets and the aforementioned authoritative guidance, the Company estimates the appropriate classification of water assets purchased based on the timing of the sale of the water. Water purchased in prior periods that was classified as investing was sold for $6.2 million in 2022, this cash inflow is appropriately classified in the Company’s investing activities. The profit of $2.2 million related to the water purchased in prior periods is appropriately being deducted from operating activities for the current period. The Company has and will continue to apply this methodology to water asset transactions that meet this fact pattern.

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

  In December 2022, the Company contributed land with a fair value of $8.5 million to TRC-MRC 5, LLC, an unconsolidated joint venture formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The total cost of the land was $2.4 million. The Company recognized profit of $3.0 million and deferred profit of $3.0 million after applying the five-step revenue recognition model in accordance with ASC Topic 606 - Revenue From Contracts With Customers and ASC Topic 323, Investments - Equity Method and Joint Ventures.

  In June 2021, the Company contributed land with a fair value of $8.5 million to TRC-MRC 4, LLC, an unconsolidated joint venture formed to pursue the development, construction, leasing, and management of a 630,000 square foot industrial building on the Company's property at TRCC-East. The total cost of the land was $2.9 million. The Company recognized $2.8 million in profit and deferred $2.8 million of profit after applying the five-step revenue recognition model in accordance with Accounting Standards Codification (ASC) Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.

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
December 31, 2022

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
The Company is involved in eight joint ventures that own, develop, and operate real estate properties. The Company enters into joint ventures as a means to facilitate the development of portions of its land. The Company is also actively engaged in land planning, land entitlement, and conservation projects.
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
Interest Rate Swap Agreements
In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo. In June 2019, the Company amended the interest rate swap agreement to continue to hedge the Company's exposure to interest rate risk from the Term Note, and the subsequent Amended Term Note. On June 27, 2022, the Company terminated the related amended interest rate swap agreement with Wells Fargo. On June 30, 2022, the Company entered into a variable rate term note, or New Term Note, with Bank of America, N.A. and on the same day, the Company entered into a new interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to SOFR under the New Term Note. See Note 8 (Line of Credit and Long-Term Debt) and Note 10 (Interest Rate Swap) of the Notes to Consolidated Financial Statements for further detail regarding this interest rate swap related to the Company's Credit Facility. The Company believes it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.
The Company recognizes interest rate swap agreements as either an asset or liability on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. The interest rate swap agreement is considered a cash flow hedge because it was designed to match the terms of the Term Loan, and the subsequent New Term Loan, as a hedge of the exposure to variability in expected future cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged transactions in a cash flow hedge. This interest rate swap agreement will be evaluated based on whether it is deemed highly effective in reducing exposure to variable interest rates. The Company formally documents all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. The Company makes an assessment at the inception of each interest rate swap agreement and on a quarterly basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items. If swaps qualify as highly effective, the changes in the fair values of the derivatives used as hedges would be reflected in accumulated other comprehensive income, or AOCI. Amounts classified in AOCI will be reclassified into earnings in the period during which the hedged transactions affect earnings. If swaps do not qualify as highly effective, the changes in fair values of derivatives used as hedges would be reflected in earnings.
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
As of December 31, 2022 and 2021, the Company had two VIEs. One was consolidated in the financial statements while the other was not. See Note 17 (Investment in Unconsolidated and Consolidated Joint Ventures) to the Notes to Consolidated Financial Statements for further discussion.

Credit Risk
The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.
Commercial revenues are derived primarily from lease rental payments and operating expense reimbursements. If client tenants fail to make rental payments under their lease, the Company's financial condition, and cash flows could be adversely affected. The Company assesses the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. We do so by applying historical loss rates to our accounts receivable aging schedule to estimate expected credit losses. We further adjusted expected credit losses for specifically identified and forecasted credit losses. Accounts are written off when they are deemed to be no longer collectible.
During the years ended December 31, 2022, 2021, and 2020, the Pastoria Energy Facility, L.L.C., or PEF power plant lease generated approximately 6%, 8%, and 8% of total revenues, respectively. The Company had no other customers account for 5% or more of total revenues from operations.
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
Property and Equipment
Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis carried by the Company’s predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. The Company's property and equipment and their respective estimated useful lives are as follow:

($ in thousands)	Useful Life	December 31, 2022	December 31, 2021
Vineyards and orchards	20	$66,016	$62,877
Machinery, furniture fixtures and other equipment	3 - 10	20,895	20,299
Buildings and improvements	10 - 27.5	8,946	8,858
Land and land improvements	15	7,835	7,835
Development in process		4,942	4,882
		$108,634	$104,751
Less: accumulated depreciation		(55,654)	(54,052)
		$52,980	$50,699

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
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of the Company's almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased pistachio revenues by $873,000 in 2022, $365,000 in 2021, and $890,000 in 2020. There were no pricing adjustments associated with the Company's almonds.
The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2022, 2021, and 2020, no such withholding was mandated.
Common Stock Options and Grants
The Company accounts for stock incentive plans using the fair value method of accounting. The estimated fair value of the restricted stock grants and restricted stock units are expensed over the expected vesting period. For performance-based grants the Company makes estimates of the probable number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. An estimate for share forfeitures, based on historical forfeitures, are recorded on all grants. Periodically, the Company updates its estimates and reflects any changes to the estimate in the consolidated statements of operations.
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

Long-lived assets to be held and used, including rental properties, construction in progress, or CIP, real estate held for development and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used, including rental properties, CIP, real estate held for development, and intangibles, are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors. The Company assesses the expected undiscounted cash flows based upon numerous factors, including, but not limited to, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.
In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs.
As of December 31, 2022, management of the Company believes that none of its long-lived assets were impaired.
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
Sales of Real Estate
The Company allocates the transaction price, on land sales with multiple performance obligations, to the performance obligations in proportion to their standalone selling prices (i.e., on a relative standalone selling price basis) and not total costs.
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
During the term of each lease, the Company monitors the credit quality of its tenants by (i) reviewing the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to the Company pursuant to the applicable lease, (iii) monitoring news reports regarding its tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. For operating leases in which collectability of rental income is not considered probable, rental income is recognized on a cash basis and allowances are taken for those balances that we have reason to believe may be uncollectible in the period it is determined not to be probable of collection.
Environmental Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2022 and 2021.
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
New Accounting Pronouncements Adopted in 2022
No new Accounting Standards Update, or ASU, is applicable to our consolidated financial statements as of December 31, 2022.
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

	Twelve Months Ended December 31,
	2022	2021	2020
Weighted average number of shares outstanding:
Common stock	26,478,171	26,343,352	26,205,923
Common stock equivalents: stock options, grants	174,748	70,662	140,527
Diluted shares outstanding	26,652,919	26,414,014	26,346,450

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

($ in thousands)		2022		2021
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$—	$—	$401	$400
with unrecognized gains		—	—	—	—
Total Certificates of deposit	Level 1	—	—	401	400
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		13,916	13,832	1,360	1,358
with unrecognized losses for more than 12 months		500	499	—	—
with unrecognized gains		1,250	1,251	—	—
Total U.S. Treasury and agency notes	Level 2	15,666	15,582	1,360	1,358
Corporate notes
with unrecognized losses for less than 12 months		17,236	17,112	9,231	9,225
with unrecognized losses for more than 12 months		251	250	—	—
with unrecognized gains		499	500	—	—
Total Corporate notes	Level 2	17,986	17,862	9,231	9,225

		$33,652	$33,444	$10,992	$10,983

The Company adopted ASU No. 2016-13, "Financial Instruments — Credit Losses (Topic 326)" on January 1, 2020, prospectively. Under ASC Topic 326-30, the Company is now required to use an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At December 31, 2022 the Company has not recorded any credit losses.
At December 31, 2022, the fair market value of investment securities was $208,000 below the cost basis of securities. The Company’s gross unrealized holding gains equal $2,000 dollars and gross unrealized holding losses equal $210,000. As of December 31, 2022, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflects a decrease in the market value of available-for-sale securities of $199,000, which includes estimated taxes of $56,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326-30-50-3A. The accrued interest receivables balance totaled $186,000 as of December 31, 2022, and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at December 31, 2022 were caused by relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. As of December 31, 2022, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of December 31, 2022.

Corporate notes
The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of December 31, 2022, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of December 31, 2022.
The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

December 31, 2022	2023	2024	Total
U.S. Treasury and agency notes	$15,225	$500	$15,725
Corporate notes	17,470	500	17,970
	$32,695	$1,000	$33,695

December 31, 2021	2022	2023	Total
Certificates of deposit	$400	$—	$400
U.S. Treasury and agency notes	855	500	1,355
Corporate notes	8,925	250	9,175
	$10,180	$750	$10,930
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     INVENTORIES
Inventories consisted of the following at December 31:

($ in thousands)	2022	2021
Farming inventories	$3,078	$5,377
Other	291	325
	$3,369	$5,702
Farming inventories consist of costs incurred during the current year related to next year’s crop along with unsold current year crop and farming chemicals.
5.     REAL ESTATE
Real estate consisted of the following as of December 31:

($ in thousands)	2022	2021
Real estate development
Mountain Village	$153,156	$150,668
Centennial	115,221	112,063
Grapevine	39,273	37,922
Tejon Ranch Commerce Center	13,643	18,377
Real estate development	321,293	319,030

Real estate and improvements - held for lease, net
Tejon Ranch Commerce Center	20,590	20,595
Real estate and improvements - held for lease, net	20,590	20,595
Less accumulated depreciation	(3,650)	(3,294)
Real estate and improvements - held for lease, net	$16,940	$17,301

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
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2022 was $861 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the consumer price index or 3%.
The water purchased above will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as just described.
Water revenues and cost of sales were as follows as of December 31:

($ in thousands)	2022	2021	2020

Acre-Feet Sold	10,400	13,651	5,022

Revenues	$14,658	$15,523	$5,909
Cost of sales	9,549	10,669	3,663
Profit	$5,109	$4,854	$2,246
Costs assigned to water assets held for future use were as follows ($ in thousands):

	December 31, 2022	December 31, 2021
Banked water and water for future delivery	$23,855	$25,020
Transferable water	1,455	2,879
Total water held for future use at cost	$25,310	$27,899

Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	December 31, 2022		December 31, 2021
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(5,790)	$11,581	$(5,307)
Nickel water rights	18,740	(5,890)	18,740	(5,247)
Tulare Lake Basin water rights	6,479	(3,385)	6,479	(3,148)
	$36,800	$(15,065)	$36,800	$(13,702)
Net cost of purchased water contracts	21,735		23,098
Total cost water held for future use	25,310		27,899
Net investments in water assets	$47,045		$50,997

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

(in acre feet, unaudited)	December 31, 2022	December 31, 2021
Water held for future use
TCWD - Banked water owned by the Company	52,554	56,189
Company water bank	50,349	50,349
Transferable water	2,548	4,203
Total water held for future use	105,451	110,741
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	136,884	142,174

Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with PEF in 2015. PEF is the current lessee under the power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from Ranchcorp up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from Ranchcorp in any year, but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2022 was $1,224 per acre-foot of annual water, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
7.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following as of December 31:

($ in thousands)	2022	2021
Accrued vacation	$735	$782
Accrued paid personal leave	348	356
Accrued bonus	2,280	2,062
Other	239	251
	$3,602	$3,451

8.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following as of December 31:

($ in thousands)	2022	2021
Notes payable	$50,154	$52,784
Less: line-of-credit and current maturities of long-term debt	(1,779)	(4,475)
Less: deferred loan costs	(214)	(154)
Long-term debt, less current portion	$48,161	$48,155
In 2014, the Company as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility added a $70,000,000 term loan, or Term Loan, to the then existing $30,000,000 revolving line of credit, or RLC. In 2019, the Company amended the Term Note (Amended Term Note) and extended its maturity to June 2029 and amended the RLC to expand the capacity from $30,000,000 to $35,000,000 and extend the maturity to October 2024.

The interest rate per annum applicable to the Amended Term Note was LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the Amended Term Note was fixed at 4.16% through the use of an interest rate swap agreement. The Amended Term Note required monthly amortization payments, with the outstanding principal amount due June 5, 2029. The Amended Term Note was secured by the Company’s farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory. For the RLC, at the Company’s option, the interest rate on this line of credit could float at 1.50% above the Daily One Month LIBOR rate or fixed at 1.50% above LIBOR for a fixed rate term. During the term of the RLC, the Company could have borrowed at any time and partially or wholly repaid any outstanding borrowings and then re-borrowed, as necessary.

On June 30, 2022, the Company entered into a variable rate term note, or New Term Note, and a new Revolving Line of Credit
Note, or New RLC, with Bank of America, N.A, or collectively the New Credit Facility. The New Term Loan provided a principal amount of $49,080,000 and a maturity date of June 30, 2032, which was used to pay off the existing Wells Fargo
Amended Term Note. The Company evaluated the debt exchange under ASC 470 and determined that the exchange should be treated as a debt extinguishment. The amount available of the New RLC under the New Credit Facility is $40,607,000.

The New Term Note had a $48,462,000 balance as of December 31, 2022. The interest rate per annum applicable to the New Term Loan is the daily Secured Overnight Financing Rate, or SOFR, plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The New Term Note requires monthly amortization payments pursuant to a schedule set forth in the New Term Note, with the final outstanding principal amount due June 28, 2032. The New Credit Facility is secured by the Company's farmland and farm assets, which, include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.

The New RLC had no outstanding balance as of December 31, 2022. At the Company’s option, the interest rate on this line of credit can float at a rate equal to Daily SOFR plus 1.37% or can be fixed at a rate equal to Term SOFR plus 1.37% above Term SOFR for interest periods elected by the Company. During the term of this RLC (which matures on June 30, 2027), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.

The following table summarizes debt maturities, outstanding indebtedness, and respective principal maturities as of December 31,

($ in thousands)	Stated Rate	Effective Rate	Maturity	2023	2024	2025	2026	2027	Thereafter	Total
New Term Loan[1]	S+1.55%	4.62%	6/28/2032	$1,513	$1,589	$1,669	$1,753	$1,840	$40,098	$48,462
$40 million New RLOC	See below[2]	See below[2]	6/30/2027	—	—	—	—	—	—	—
Promissory note	4.25%	4.25%	9/1/2028	265	277	289	302	315	244	1,692
Total long-term debt				$1,778	$1,866	$1,958	$2,055	$2,155	$40,342	$50,154

[1]The interest on the New Term Loan is fixed by an interest rate swap agreement. Please see Footnote 10 for further discussion.

2At the Company’s option, the interest rate on this line of credit can float at 1.37% over a selected SOFR rate or can be fixed at 1.37% above SOFR for a fixed rate term.
9.     OTHER LIABILITIES
Other liabilities consist of the following as of December 31:

($ in thousands)	2022	2021
Pension liability (See Note 15)	$38	$185
Interest rate swap liability (See Note 10)[1]	—	3,088
Supplemental executive retirement plan liability (See Note 15)	6,186	7,847
Excess joint venture distributions and other	4,156	3,348
	$10,380	$14,468
[1]The Company's interest rate swap had an asset balance of $1.4 million as of December 31, 2022 and is recorded under the caption Other Assets on the Consolidated Balance Sheets.
For the captions presented in the table above, please refer to the respective Notes to Consolidated Financial Statements for further detail.

10.     INTEREST RATE SWAP
In October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR a term loan with Wells Fargo. On June 21, 2019, the Company amended the interest rate swap agreement to continue to hedge a portion of its exposure to interest rate risk from the term note, and subsequently, the amended term note. The original hedging relationship was de-designated, and the amended interest rate swap was re-designated simultaneously. The amended interest rate swap qualified as an effective cash flow hedge at the initial assessment based upon a regression analysis and is recorded at fair value. Changes in fair value, including accrued interest and adjustments for non-performance risk, that qualify as cash flow hedges are classified in accumulated other comprehensive income, or AOCI. Amounts classified in AOCI are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.
On June 27, 2022, the Company terminated the related amended interest rate swap agreement with Wells Fargo and received a
$1,123,000 cash termination fee from Wells Fargo. The amounts in AOCI were not reclassified into earnings upon the termination of the interest rate swap but will be released into earnings over the depreciable life of the constructed asset or when the asset is sold.

On June 30, 2022, the Company entered into the New Term Note with Bank of America, N.A. for the New Term Loan as discussed in Note 8 (Line of Credit and Long-Term Debt) of the Notes to Consolidated Financial Statements. On the same day, the Company entered into a new interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to SOFR under the New Term Note. Per ASC 815, an entity may apply the shortcut method to hedging relationships that meet all of the conditions under ASC 815. The Company performed an initial assessment of the hedging relationship and determined it is appropriate to apply the shortcut method as all conditions were met. The new interest rate swap qualified as an effective cash flow hedge under the guidance of ASC 815. Applying the shortcut method allows the Company to assume that it has a perfectly effective hedging relationship, therefore there is no need for the Company to perform any quantitative assessments of whether the hedge is highly effective.

As of December 31, 2022, the fair value of the interest rate swap agreement was greater than its cost basis and as such is recorded within Other Assets on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of ($ in thousands):

December 31, 2022
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
June 30, 2022	June 28, 2032	Level 2	4.62%	$1,430	$48,462

December 31, 2021
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(3,088)	$50,837
11.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company’s stock incentive plans provide for the making of awards to employees based upon a service condition or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with service condition vesting; performance share grants that only vest upon the achievement of specified performance conditions, such as corporate cash flow goals or share price, or Performance Condition Grants; and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance measures, or Performance Milestone Grants. Performance Condition Grants with market-based conditions are based on the achievement of a target share price. The share price used to calculate the grant date fair value for market-based awards is determined using a Monte Carlo simulation. Failure to achieve the target share price will result in the forfeiture of shares. Forfeiture of share awards with service conditions or performance-based restrictions will result in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions does not result in a reversal of previously recognized share-based compensation expense.

The following is a summary of the Company's performance share grants with performance conditions as of the year ended December 31, 2022:

Performance Share Grants with Performance Conditions
Target performance	173,377
Maximum performance	319,122
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the following twelve-month periods ended:

	December 31, 2022	December 31, 2021	December 31, 2020
Stock Grants Outstanding Beginning of the Year at Target Achievement	683,645	840,307	409,373
New Stock Grants/Additional shares due to achievement in excess of target	180,034	63,622	797,364
Vested Grants	(384,112)	(196,328)	(307,250)
Expired/Forfeited Grants	(244,668)	(23,956)	(59,180)
Stock Grants Outstanding at Target Achievement	234,899	683,645	840,307
The following is a summary of the assumptions used to determine the fair value of the Company's market-based Performance Condition Grants outstanding for the year ended December 31, 2022:

($ in thousands except for share prices)
Grant date	03/11/2020	12/11/2020	03/18/2021	12/16/2021	03/17/2022
Vesting end	12/31/2022	12/31/2023	03/18/2024	12/16/2024	03/17/2025
Share price at target achievement	$16.36	$17.07	$20.02	$21.58	$20.43

Expected volatility	18.21%	29.25%	30.30%	31.29%	31.54%
Risk-free interest rate	0.58%	0.19%	0.33%	0.92%	2.13%

Simulated Monte Carlo share price	$5.87	$15.59	$18.82	$21.48	$21.75
Shares granted	81,716	3,628	10,905	3,536	13,338
Total fair value of award	$480	$57	$205	$76	$290
The unamortized cost associated with unvested stock grants and the weighted-average period over which it is expected to be recognized as of December 31, 2022 was $1,074,000 and 16 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant and is expensed over the performance period if it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum the Company determines, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, the Company determines the number of awards probable of vesting and expenses the grant date fair value of such awards over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company adjusts compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director, during the years presented, received his or her annual compensation in stock.

The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

Employee 1998 Plan ($ in thousands):	December 31, 2022	December 31, 2021	December 31, 2020
Expensed	$2,281	$3,742	$4,060
Capitalized	335	460	1,135
	2,616	4,202	5,195
NDSI Plan	596	529	434
	$3,212	$4,731	$5,629
12.     INCOME TAXES
The Company accounts for income taxes using ASC 740, “Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision for income taxes consists of the following at December 31:

($ in thousands)	2022	2021	2020
Total provision (benefit):	$7,393	$3,821	$829
Federal:
Current	3,330	1,960	(852)
Deferred	1,718	620	1,464
	5,048	2,580	612
State:
Current	2,044	937	(21)
Deferred	301	304	238
	2,345	1,241	217
	$7,393	$3,821	$829

In 2022, the Company’s effective tax rate varies from the statutory federal rate primarily due to permanent differences related to Section 162(m) limitations and state taxes. The Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts Jobs Act, which first impacted the Company in 2020. A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate of 21% in 2022, 2021 and 2020 is as follows for the years ended December 31:

($ in thousands)	2022	2021	2020
Income tax at statutory rate	$4,869	$1,924	$17
State income taxes, net of Federal benefit	1,851	802	217
Excess stock compensation expense	(147)	34	365
Non-deductible compensation	1,008	539	357
Oil and mineral depletion	(147)	(108)	(101)
Refunds	—	—	(78)
Permanent differences	10	26	16
Stock compensation true-up	—	641	—
Other	(51)	(37)	36
Provision for income taxes	$7,393	$3,821	$829
Effective tax rate	31.9%	41.7%	1,011.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

($ in thousands)	2022	2021
Deferred income tax assets:
Accrued expenses	$333	$429
Deferred revenues	447	544
Capitalization of costs	1,280	1,390
Pension adjustment	1,940	2,342
Stock grant expense	1,364	2,046
State deferred taxes	555	194
Book deferred gains	2,127	2,297
Joint venture allocations	566	593
Provision for additional capitalized costs	699	699
Interest rate swap	335	921
Other	136	77
Total deferred income tax assets	$9,782	$11,532
Deferred income tax liabilities:
Deferred gains	$1,753	$1,321
Depreciation	4,492	3,722
Cost of sales allocations	872	872
Joint venture allocations	6,900	6,367
Capitalized stock compensation	1,058	958
Straight line rent	348	412
Prepaid expenses	318	399
State deferred taxes	96	190
Interest rate swap	762	—
Other	363	189
Total deferred income tax liabilities	$16,962	$14,430
Net deferred income tax (liability)	$(7,180)	$(2,898)
Allowance for deferred tax assets	—	—
Net deferred taxes	$(7,180)	$(2,898)
Due to the nature of the Company's deferred tax assets, the Company believes they will be used through operations in future years and a valuation allowance is not necessary.
The Company made $8,237,000 in estimated tax payments in 2022 and $730,000 in 2021. The Company received tax refunds of $1,410,000 and $483,000 in 2022 and 2021, respectively.
The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. As a result of this evaluation, the Company determined there were no uncertain tax positions that required recognition and measurement for the years ended December 31, 2022 and 2021 within the scope of ASC 740, "Income Taxes." Tax years from 2019 to 2021 and 2018 to 2021 remain available for examination by the Federal and California State taxing authorities, respectively.

13.     LEASES
The Company is a lessor of certain property pursuant to various lease agreements having terms ranging up to 30 years. The Company generates rental income from right to use assets. The following is a summary of income from commercial rents included in commercial/industrial real estate revenues as of December 31:

($ in thousands)	2022	2021	2020
Base rent	$6,893	$6,672	$6,471
Percentage rent	$918	$705	$949
Future minimum rental income on commercial, communication and right-of-way on non-cancelable leases as of December 31, 2022 ($ in thousands):

2023	2024	2025	2026	2027	Thereafter
$6,715	$6,112	$5,926	$5,324	$5,053	$9,336
14.     COMMITMENTS AND CONTINGENCIES

The Company's land is subject to water contracts of which $12,730,000 is expected to be paid in 2023. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 6 (Long-Term Water Assets), the Company purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel and obligates the Company to purchase 6,693 acre-feet of water annually through the term of the contract. The Company's contractual obligation for future water payments was $277,653,000 as of December 31, 2022.
As of December 31, 2022, the Company has fulfilled its financial obligations to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement that was entered into with five major environmental organizations in 2008.
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
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. For the development of TRCC, TRPFFA has created two Community Facilities Districts, or CFDs: the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $19,540,000 of outstanding bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $72,055,000 of outstanding bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $44,035,000 of additional bond debt authorized by TRPFFA that can be sold in the future.
In connection with the sale of bonds, there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for two years and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $10,000.
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. At December 31, 2022 there were no additional improvement funds remaining from West CFD bonds. There are $9,763,557 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During 2022, the Company paid approximately $2,899,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2022.
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
On November 30, 2021, the Company together with Ranchcorp and Centennial, entered into a Settlement Agreement with Climate Resolve. Pursuant to the Settlement Agreement, the Company has agreed: (1) to make Centennial a net zero GHG emissions project through various on-site and off-site measures, including but not limited to installing electric vehicle chargers and establishing and funding incentive programs for the purchase of electric vehicles; (2) to fund certain on-site and off-site fire protection and prevention measures; and (3) to provide annual public reports and create an organization to monitor progress towards these commitments. The foregoing is only a summary of the material terms of the Settlement Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Settlement Agreement. In exchange, Climate Resolve filed a request for dismissal of the Climate Resolve Action with prejudice from the Los Angeles County Superior Court. On December 3, 2021, the Los Angeles Superior Court granted and entered Climate Resolve’s dismissal with prejudice concluding the Climate Resolve Action. On December 1, 2021, the Los Angeles Superior Court continued CBD/CNPS Motion for Reconsideration to January 14, 2022, directing CBD/CNPS to evaluate the Settlement Agreement reached in the Climate Resolve Action to address issues surrounding remedies should CBD be granted prevailing party status in the Climate Resolve Action, and to evaluate the potential to settle or otherwise address CBD’s objections to the Centennial project. To that end, the Company met and conferred twice on January 4, 2022 and January 20, 2022. On January 14, the Los Angeles County Superior Court heard CBD/CNPS Motion for Reconsideration and issued its decision granting CBD/CNPS prevailing party status in the Climate Resolve Action. The Los Angeles County Superior Court set a tentative hearing date of February 25, 2022 concerning the entry of final judgment and awarding of appropriate remedies. Upon mutual request of the parties and approval by the Court, the February 25, 2022 hearing date has been extended on four separate occasions, originally to March 30, 2022, and then again to May 13, 2022, July 1, 2022 and most recently to September 7, 2022. On September 7, 2022, the Parties appeared before the Court concerning the entry of final judgment and the setting of appropriate remedies. The Court upon hearing oral argument ordered the parties to continue to meet and confer for an additional 30 days and continued the September 7th hearing to October 7, 2022. On October 3, 2022, the Court issued an order on the Court’s own continuance to further continue the October 7, 2022 hearing to October 21, 2022. Upon mutual request of the Parties and approval by the Court, the Parties extended the October 21, 2022 hearing date to October 26, 2022. At the October 26th hearing, the Court agreed to: (a) hear the Company’s Motion for Reconsideration as to the successful challenges Climate Resolve prevailed upon within the Climate Resolve Action and ordered the Parties to appear on December 14, 2022 to hear the Company’s Motion for Reconsideration and (b) rule on the entry of final judgment and setting of remedies at a February 17, 2023 hearing date. At the December 14, 2022 hearing, the Court denied the Company’s Motion for Reconsideration (finding that the Company’s motion failed to support the statutory elements necessary to prevail on such motion). At the February 17, 2023 hearing, the Court took into submission the Parties’ legal briefs and oral arguments and notified the Parties that a decision on entry of the final judgment would be soon forthcoming. Prior to and subsequent of final judgment being entered, appellate litigation may follow. To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time.
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
Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, or ERISA. The Company in April 2017 froze the Benefit Plan as it relates to future benefit accruals for participants.
The following table sets forth changes in the plan's net benefit obligation and accumulated benefit information as of December 31:

($ in thousands)	2022	2021
Change in benefit obligation - Pension
Benefit obligation at beginning of year	$11,310	$12,037
Interest cost	312	291
Actuarial (gain)/loss assumption changes	(2,780)	(722)
Benefits paid	(355)	(296)
Benefit obligation and accumulated benefit obligation at end of year	$8,487	$11,310
Change in Plan Assets
Fair value of plan assets at beginning of year	$11,125	$10,435
Actual return on plan assets	(2,486)	821
Employer contribution	165	165
Benefits/expenses paid	(355)	(296)
Fair value of plan assets at end of year	$8,449	$11,125
Funded status - liability	$(38)	$(185)

Amounts recorded in equity
Net actuarial loss	$2,588	$2,376
Total amount recorded	$2,588	$2,376
Amount recorded, net taxes	$1,864	$1,711

Other changes in plan assets and benefit obligations recognized in other comprehensive income include the following as of December 31:

($ in thousands)	2022	2021
Net (gain) loss	$259	$(792)
Recognition of net actuarial loss	(47)	(74)
Total changes	212	(866)
Changes, net of taxes	$154	$(624)
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year:

Expected return on plan assets	$418
Interest cost	(416)
Amortization of net gain/(loss)	(67)
Net periodic pension benefit/(cost)	$(65)
At December 31, 2022 and 2021, the Company had a long-term pension liability. For 2023, the Company is estimating that contributions to the pension plan will be approximately $165,000.
Based on actuarial estimates, it is expected that annual benefit payments from the pension trust will be as follows:

2023	2024	2025	2026	2027	Thereafter
$341	$373	$466	$498	$495	$2,732
Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The new policy is an investment strategy in which the primary focus is to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g. stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Plan's Funded Status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as funded status improves. At December 31, 2022, the investment mix was approximately 21% equity, 78% debt, and 1% money market funds. At December 31, 2021, the investment mix was approximately 35% equity, 64% debt and 1% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 5.00% in 2022 and 2.80% in 2021. The expected long-term rate of return on plan assets is 5.0% in 2022 and 7.3% in 2021. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	2022	2021
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$113	$102
Collective Funds	Level 2	8,336	11,023
Fair value of plan assets		$8,449	$11,125
Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2022	2021	2020
Cost components:
Interest cost	$(312)	$(291)	$(338)
Expected return on plan assets	553	752	643
Net amortization and deferral	(47)	(74)	(68)
Total net periodic pension earnings/(cost)	$194	$387	$237

The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The Company in April 2017 froze the SERP plan as it relates to the accrual of additional benefits.
The following SERP benefit information is as of December 31:

($ in thousands)	2022	2021
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$7,847	$8,419
Interest cost	182	163
Actuarial gain/assumption changes	(1,315)	(206)
Benefits paid	(528)	(529)
Benefit obligation and accumulated benefit obligation at end of year	6,186	7,847
Funded status - liability	$(6,186)	$(7,847)

($ in thousands)	2022	2021
Amounts recorded in stockholders’ equity
Net actuarial loss	$1,263	$2,693
Total amount recorded	$1,263	$2,693
Amount recorded, net taxes	$910	$1,939
Other changes in benefit obligations recognized in other comprehensive income for 2022 and 2021 included the following components:

($ in thousands)	2022	2021
Net (gain) loss	$(1,315)	$(206)
Recognition of net actuarial gain or (loss)	(115)	(125)
Total changes	$(1,430)	$(331)
Changes, net of taxes	$(1,029)	$(239)
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Interest cost	$(291)
Amortization of net (gain)/loss	(40)
Net periodic pension earnings/(cost)	$(331)
Based on actuarial estimates, it is expected that annual SERP benefit payments will be as follows ($ in thousands):

2023	2024	2025	2026	2027	Thereafter
$515	$492	$567	$559	$549	$2,549
The weighted-average discount rate used in determining the actuarial present value of projected benefits obligation was 4.90% for 2022 and 2.40% for 2021. Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2022	2021	2020
Cost components:
Interest cost	$(182)	$(163)	$(229)
Net amortization and other	(114)	(125)	(86)
Total net periodic pension earnings/(cost)	$(296)	$(288)	$(315)

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
Information pertaining to operating results of the Company's reporting segments are as follows for each of the years ended December 31:

($ in thousands)	2022	2021	2020
Revenues
Real estate—commercial/industrial	$40,515	$19,476	$9,536
Mineral resources	21,595	20,987	10,736
Farming	13,001	11,039	13,866
Ranch operations	4,106	4,111	3,692
Segment revenues	79,217	55,613	37,830
Equity in unconsolidated joint ventures, net	7,752	9,202	4,504
Gain on sale of real estate	—	—	1,331
Investment income	634	57	884
Total revenues and other income	87,603	64,872	44,549
Segment Profits (Losses)
Real estate—commercial/industrial	24,159	7,523	2,414
Real estate—resort/residential	(1,629)	(1,723)	(1,612)
Mineral resources	8,626	7,428	4,322
Farming	(6,810)	(3,077)	(1,237)
Ranch operations	(918)	(568)	(1,204)
Segment profits (1)	23,428	9,583	2,683
Equity in unconsolidated joint ventures, net	7,752	9,202	4,504
Gain on sale of real estate	—	—	1,331
Investment income	634	57	884
Other income	1,088	164	110
Corporate expenses	(9,699)	(9,843)	(9,430)
Income from operations before income taxes	$23,203	$9,163	$82

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
In 2022, this operating segment had the following land sales:
•The first sale comprised of a 27.88 acre land parcel contributed with a fair value of $8,501,000 to TRC-MRC 5, LLC. The Company recognized revenues of $5,489,000 and deferred profit of $3,012,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.
•58.0 acres of industrial land located at TRCC East to a major multinational corporation for $22,000,000. The Company recognized land sales revenue of $19,627,000 and deferred revenues of $2,373,000 attributable to a performance obligation within the contract after applying the five-step revenue recognition model in accordance with ASC Topic 606 - Revenue From Contracts With Customers.

•12.3 acres of industrial land located at TRCC West to a third party for $4,680,000.
In 2021, the Company sold 17.1 acres of land to a third party for $4,655,000. The Company recognized land sales revenue of $4,355,000 and deferred $300,000 attributable to a performance obligation within the contract after applying the five-step revenue recognition model in accordance with Accounting Standards Codification (ASC) Topic 606 - Revenue From Contracts With Customers.
In 2020, the Company sold building and land, previously belonging to this segment, that was previously operated by a fast food tenant to its joint venture, Petro Travel Plaza LLC. The Company received a cash distribution of $2,000,000 from the joint venture, and realized a Gain on Sale of Real Estate of $1,331,000.
The following table summarizes revenues, expenses and operating income from this segment for each of the years ended December 31:

($ in thousands)	2022	2021	2020
Commercial revenues	$40,515	$19,476	$9,536
Equity in earnings of unconsolidated joint ventures	7,752	9,202	4,504
Commercial revenues and equity in earnings of unconsolidated joint ventures	$48,267	$28,678	$14,040
Commercial expenses	16,356	11,953	7,122
Operating results from commercial and unconsolidated joint ventures	$31,911	$16,725	$6,918

Real Estate - Resort/Residential
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. The segment produced losses of $1,629,000, $1,723,000, and $1,612,000 during the years ended December 31, 2022, 2021, and 2020, respectively.
Mineral Resources
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from the Company's land along with revenue from water sales. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2022	2021	2020
Mineral resources revenues	$21,595	$20,987	$10,736
Mineral resources expenses	12,969	13,559	6,414
Operating results from mineral resources	$8,626	$7,428	$4,322
Farming
The farming segment produces revenues from the sale of wine grapes, almonds, pistachios and hay. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2022	2021	2020
Farming revenues	$13,001	$11,039	$13,866
Farming expenses	19,811	14,116	15,103
Operating results from farming	$(6,810)	$(3,077)	$(1,237)

Ranch Operations
Ranch operations consists of game management revenues and ancillary land uses such as grazing leases and filming. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2022	2021	2020
Ranch operations revenues	$4,106	$4,111	$3,692
Ranch operations expenses	5,024	4,679	4,896
Operating results from ranch operations	$(918)	$(568)	$(1,204)

Information pertaining to assets of the Company’s reporting segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2022
Real estate - commercial/industrial	$74,292	$455	$8,933
Real estate - resort/residential	312,956	30	7,253
Mineral resources	48,780	1,366	—
Farming	45,814	1,937	5,915
Ranch operations	1,945	439	305
Corporate	83,004	401	196
Total	$566,791	$4,628	$22,602
2021
Real estate - commercial/industrial	$82,397	$463	$4,906
Real estate - resort/residential	305,818	31	8,064
Mineral resources	52,440	1,368	—
Farming	47,160	1,789	7,416
Ranch operations	2,079	455	306
Corporate	56,142	488	187
Total	$546,036	$4,594	$20,879
2020
Real estate - commercial/industrial	$73,317	$486	$7,128
Real estate - resort/residential	297,052	39	9,764
Mineral resources	57,797	1,384	25
Farming	38,090	1,989	5,145
Ranch operations	2,442	482	91
Corporate	67,651	558	106
Total	$536,349	$4,938	$22,259
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
17.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2022 was $41,891,000. The equity in the income of the unconsolidated joint ventures was $7,752,000 for the twelve months ended December 31, 2022. The unconsolidated joint ventures have not been consolidated as of December 31, 2022, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components such as fuel inventory and pricing at the facility. At December 31, 2022, the Company had an equity investment balance of $25,441,000 in this joint venture.
◦On April 17, 2020, the Company sold the land and a building formerly leased to a tenant operating a fast food restaurant, to Petro. The Company received cash proceeds of $2,000,000 from Petro, and realized a gain of $1,331,000 under ASC 610-20, "Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets."

•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form five 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. The Company and Majestic guarantee the performance of all outstanding debt. At December 31, 2022, the Company's investment in these joint ventures was $9,171,000, which includes an outside basis.
◦On March 29, 2022, TRC-MRC 5 LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction will be financed by a $49,226,000 construction loan, as of December 31, 2022 no loan draws were made against this loan. The construction loan is individually and collectively guaranteed by the Company and Majestic. In December 2022, the Company contributed land with fair value of $8,501,000 to TRC-MRC5, LLC. The total cost of the land was $2,477,000. The Company recognized profit of $3,012,000 and deferred profit of $3,012,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 - Revenue From Contracts With Customers and ASC Topic 323, Investments - Equity Method and Joint Ventures.
◦In February 2022, we formed TRC-MRC Multi I, LLC, to pursue the development, construction, lease-up, and management of 495 multi-family rental units located within TRCC-East. As of December 31, 2022, the Company controlled the joint venture and has consolidated its assets within the Consolidated Balance Sheet. On January 26, 2023, the Company and Majestic entered into a Membership Interest Purchase Agreement, formalizing the purchase of Majestic's interest in this joint venture for $175,000. The project is currently in its final planning and design phases.
◦On March 25, 2021, TRC-MRC 4 LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction was completed in the fourth quarter of 2022, and the Company has leased 100% of the rentable space. Construction was financed by a $47,500,000 construction loan that had an outstanding balance of $40,130,000 as of December 31, 2022. The construction loan is individually and collectively guaranteed by the Company and Majestic. In June 2021, the Company contributed land with a fair value of $8,464,000 to TRC-MRC 4, LLC. The total cost of the land was $2,895,000. The Company recognized profit of $2,785,000 and deferred profit of $2,785,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.
◦In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building on the Company's property at TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in the fourth quarter of 2019, and the Company has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $34,494,000 as of December 31, 2022. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $386,000 as of December 31, 2022.
◦In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028, and currently has an outstanding principal balance of $22,612,000. Since inception, the Company has received excess distributions resulting in a deficit balance of $2,396,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of the consolidated balance sheet. The Company will continue to record its equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on the consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will recognize any balance classified as a liability as income.

◦In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction of the building during the third quarter of 2017. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance of $1,752,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of the consolidated balance sheet. The Company will continue to record its equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on the consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will recognize any balance classified as a liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original principal balance of the mortgage loan was $25,030,000, of which $22,787,000 was outstanding at December 31, 2022.
•Rockefeller Joint Ventures – The Company has one joint venture with Rockefeller Group Development Corporation or Rockefeller as of December 31, 2022. At December 31, 2022, the Company’s combined equity investment balance in this joint venture was $7,279,000.
◦The Company was formerly a member of the 18-19 West LLC joint venture. In November 2021, 18-19 West LLC sold its land to a third-party for $15,213,000. The cash proceeds from the sale were distributed to its partners in the first quarter of 2022. This joint venture was dissolved as of December 31, 2022.
◦The only remaining joint venture the Company currently has with Rockefeller is the TRCC/Rock Outlet Center LLC, which was formed in 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control by voting interest alone. The Company is the named managing member. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On September 7, 2021, the TRCC/Rock Outlet Center LLC joint venture successfully extended the maturity date of its term note with a financial institution from September 5, 2021 to May 31, 2024. In connection with the loan extension, the joint venture also reduced the outstanding amount by $4,600,000. As of December 31, 2022, the outstanding balance of the term note was $27,707,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. At December 31, 2022, the Company owned 93.27% of CFL.
The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

Condensed balance sheet information and statement of operations of the Company’s unconsolidated joint ventures are as follows:
Balance Sheet Information as of December 31:

	Joint Venture						TRC
	Assets		Borrowings		Equity (Deficit)		Investment In
	2022	2021	2022	2021	2022	2021	2022	2021
Petro Travel Plaza Holdings LLC	$84,225	$78,064	$(13,318)	$(14,848)	$63,069	$58,859	$25,441	$22,915
18-19 West, LLC[1]	—	14,965	—	—	—	14,895	—	6,877
TRCC/Rock Outlet Center, LLC	59,196	61,927	(27,707)	(28,783)	30,684	32,323	7,279	8,098
TRC-MRC 1, LLC	24,085	24,964	(22,787)	(23,400)	1,042	1,209	—	—
TRC-MRC 2, LLC	18,398	20,497	(22,612)	(23,255)	(3,939)	(5,657)	—	—
TRC-MRC 3, LLC	36,608	37,579	(34,494)	(35,324)	2,690	(914)	386	859
TRC-MRC 4, LLC	50,497	25,671	(40,130)	(16,307)	8,974	9,319	4,485	4,669
TRC-MRC 5, LLC	8,602	—	—	—	—	—	4,300	—
Total	$281,611	$263,667	$(161,048)	$(141,917)	$102,520	$110,034	$41,891	$43,418

Centennial Founders, LLC	$102,984	$101,178	$—	$—	$102,689	$100,261	Consolidated
[1]Comprised of cash received from sale of land.
Condensed Statement of Operations Information as of December 31:

	Joint Venture						TRC
	Revenues			Earnings (Loss)			Equity in Earnings (Loss)
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Petro Travel Plaza Holdings LLC	$182,335	$137,090	$86,331	$14,210	$8,262	$9,536	$8,526	$4,957	$5,722
Five West Parcel, LLC	—	—	—	—	—	(6)	—	—	(2)
18-19 West, LLC	—	15,472	6	(63)	10,411	(136)	(31)	5,206	(68)
TRCC/Rock Outlet Center, LLC[1]	6,065	5,642	5,495	(3,139)	(2,885)	(4,180)	(1,569)	(1,443)	(2,090)
TRC-MRC 1, LLC	3,269	3,237	3,123	43	(15)	129	21	(7)	64
TRC-MRC 2, LLC	4,085	4,024	4,087	1,384	1,268	1,357	692	634	678
TRC-MRC 3, LLC	4,125	3,729	4,032	594	(288)	399	297	(144)	200
TRC-MRC 4, LLC	595	—	—	(367)	(1)	—	(184)	(1)	—
	$200,474	$169,194	$103,074	$12,662	$16,752	$7,099	$7,752	$9,202	$4,504

Centennial Founders, LLC	$594	$409	$419	$28	$(80)	$(103)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 5,749 acre-feet of water subject to SWP allocations. In December 2019, the Company's Executive Vice President and Chief Operating Officer became one of nine directors at WRMWSD. As of December 31, 2022 and December 31, 2021, the Company paid $5,992,000 and $6,223,000 for these water contracts and related costs, respectively.