Form 10-Q
period 2023-03-31
TEJON RANCH CO
filed 2023-05-04
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on April 30, 2023 was 26,710,432.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Real estate - commercial/industrial	$2,676	$7,349
Mineral resources	6,912	11,968
Farming	1,185	655
Ranch operations	1,492	1,048
Total revenues	12,265	21,020
Costs and Expenses:
Real estate - commercial/industrial	1,695	2,736
Real estate - resort/residential	388	423
Mineral resources	4,066	7,157
Farming	2,013	1,762
Ranch operations	1,330	1,315
Corporate expenses	2,287	2,415
Total expenses	11,779	15,808
Operating income	486	5,212
Other Income:
Investment income	456	17
Other income, net	334	918
Total other income	790	935
Income from operations before equity in earnings of unconsolidated joint ventures	1,276	6,147
Equity in earnings of unconsolidated joint ventures, net	1,517	1,213
Income before income tax expense	2,793	7,360
Income tax expense	1,013	3,046
Net income	1,780	4,314
Net income attributable to non-controlling interest	6	7
Net income attributable to common stockholders	$1,774	$4,307
Net income per share attributable to common stockholders, basic	$0.07	$0.16
Net income per share attributable to common stockholders, diluted	$0.07	$0.16

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$1,780	$4,314
Other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale securities	104	(68)
Unrealized (loss) gain on interest rate swap	(800)	2,553
Other comprehensive (loss) gain before taxes	(696)	2,485
Expense for income (benefit) taxes related to other comprehensive income items	195	(695)
Other comprehensive (loss) income	(501)	1,790
Comprehensive income	1,279	6,104
Comprehensive income attributable to non-controlling interests	6	7
Comprehensive income attributable to common stockholders	$1,273	$6,097
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$40,379	$39,119
Marketable securities - available-for-sale	35,321	33,444
Accounts receivable	1,966	4,453
Inventories	5,744	3,369
Prepaid expenses and other current assets	3,854	2,660
Total current assets	87,264	83,045
Real estate and improvements - held for lease, net	17,142	16,940
Real estate development (includes $116,071 at March 31, 2023 and $115,221 at December 31, 2022, attributable to Centennial Founders, LLC, Note 15)	324,318	321,293
Property and equipment, net	53,791	52,980
Investments in unconsolidated joint ventures	36,291	41,891
Net investment in water assets	51,187	47,045
Other assets	2,136	3,597
TOTAL ASSETS	$572,129	$566,791

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$5,170	$5,117
Accrued liabilities and other	3,338	3,602
Deferred income	2,310	1,531
Income taxes payable	482	—
Current maturities of long-term debt	1,800	1,779
Total current liabilities	13,100	12,029
Long-term debt, less current portion	47,710	48,161
Long-term deferred gains	11,447	11,447
Deferred tax liability	6,880	7,180
Other liabilities	15,940	10,380
Total liabilities	95,077	89,197
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,710,432 at March 31, 2023 and 26,541,553 at December 31, 2022	13,356	13,271
Additional paid-in capital	343,438	345,344
Accumulated other comprehensive loss	(2,529)	(2,028)
Retained earnings	107,417	105,643
Total Tejon Ranch Co. Stockholders’ Equity	461,682	462,230
Non-controlling interest	15,370	15,364
Total equity	477,052	477,594
TOTAL LIABILITIES AND EQUITY	$572,129	$566,791
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$1,780	$4,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	988	967
Amortization of (discount) premium of marketable securities	(74)	40
Equity in earnings of unconsolidated joint ventures, net	(1,517)	(1,213)
Non-cash retirement plan expense	67	26
Profit from water sales[1]	(490)	(734)
Profit from land sales[2]	—	(3,589)
Loss (gain) on sale of property plant and equipment	59	(925)
Stock compensation expense	621	1,219
Excess tax (benefit) loss from stock-based compensation	(105)	3
Distribution of earnings from unconsolidated joint ventures	2,051	4,931
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	(777)	553
Current liabilities	810	2,392
Net cash provided by operating activities	3,413	7,984
Investing Activities
Maturities and sales of marketable securities	27,193	7,967
Funds invested in marketable securities	(28,892)	(16,629)
Real estate and equipment expenditures	(5,037)	(4,432)
Distribution of equity from unconsolidated joint ventures	10,644	2,631
Proceeds from water sales[1]	1,324	1,723
Investments in water assets	(4,355)	(941)
Net proceeds from land sales[2]	—	4,438
Net cash provided by (used in) investing activities	877	(5,243)
Financing Activities
Repayments of long-term debt	(436)	(1,109)
Taxes on vested stock grants	(2,594)	(1,122)
Net cash used in financing activities	(3,030)	(2,231)
Increase in cash and cash equivalents	1,260	510
Cash, cash equivalents, and restricted cash at beginning of period	39,619	37,398
Cash, cash equivalents, and restricted cash at end of period	$40,879	$37,908

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$40,379	$36,705
Restricted cash (Shown in Other Assets)	500	1,203
Total cash, cash equivalents, and restricted cash	$40,879	$37,908
Supplemental cash flow information

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$753	$(850)
Accrued long-term water assets included in current liabilities	$962	$(374)

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

Given the nature of our water assets and the aforementioned authoritative guidance, the Company estimates the appropriate classification of water assets purchased based on the timing of the sale of the water. Water purchased in prior periods that was classified as investing was sold for $1.3 million in 2023, this cash inflow is appropriately classified in the Company’s investing activities. The profit of $0.5 million related to the water purchased in prior periods is appropriately being deducted from operating activities for the current period. The Company has and will continue to apply this methodology to water asset transactions that meet this fact pattern.

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

Given the nature of our land development costs and the aforementioned authoritative guidance, the Company estimates the appropriate classification of land development costs based on the timing of the sale of land. Land development costs incurred during prior periods that were classified as investing were sold for $4.7 million in gross proceeds in 2022, this cash inflow is appropriately classified in the Company’s investing activities. The profit of $3.6 million related to land development costs incurred in prior periods is appropriately being deducted from operating activities for the first quarter of 2022. The Company has and will continue to apply this methodology to land sale transactions that meet this fact pattern.

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	26,541,553	$13,271	$345,344	$(2,028)	$105,643	$462,230	$15,364	$477,594
Net income	—	—	—	—	1,774	1,774	6	1,780
Other comprehensive loss	—	—	—	(501)		(501)	—	(501)
Restricted stock issuance	347,724	174,000	(175)	—	—	(1)	—	(1)
Stock compensation	—	—	774	—	—	774	—	774
Shares withheld for taxes and tax benefit of vested shares	(178,845)	(89,000)	(2,505)	—	—	(2,594)	—	(2,594)
Balance, March 31, 2023	26,710,432	$13,356	$343,438	$(2,529)	$107,417	$461,682	$15,370	$477,052

Balance, December 31, 2021	26,400,921	$13,200	$344,936	$(6,822)	$89,835	$441,149	$15,362	$456,511
Net income	—	—	—	—	4,307	4,307	7	4,314
Other comprehensive income	—	—	—	1,790		1,790	—	1,790
Restricted stock issuance	136,288	68	(68)	—	—	—	—	—
Stock compensation	—	—	1,389	—	—	1,389	—	1,389
Shares withheld for taxes and tax benefit of vested shares	(63,860)	(31)	(1,091)	—	—	(1,122)	—	(1,122)
Balance, March 31, 2022	26,473,349	$13,237	$345,166	$(5,032)	$94,142	$447,513	$15,369	$462,882

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The summarized information of Tejon Ranch Co. and its subsidiaries (the Company or Tejon), provided pursuant to Part I, Item 1 of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of issuance of its consolidated financial statements.
The periods ended March 31, 2023 and 2022 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment, statements of changes in equity and noncontrolling interests, and statements of cash flows. The Company’s March 31, 2023 and December 31, 2022 balance sheets are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
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
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Financial Instruments
Certain financial instruments are carried on the consolidated balance sheet at cost or amortized cost basis, which approximates fair value due to their short-term and highly liquid nature.  These instruments include cash and cash equivalents, restricted cash, time deposits, accounts receivable, security deposits held for customers, accounts payable, and other accrued liabilities. The fair value of the notes payable also approximates their carrying value as the interest rates are primarily variable and approximate prevailing market interest rates for similar debt arrangements.
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relate to funds held in escrow. The Company had $500,000 of restricted cash as of March 31, 2023.
Recent Accounting Pronouncements
No new Accounting Standards Update, or ASU, is applicable to our consolidated financial statements as of March 31, 2023.
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

	Three Months Ended March 31,
	2023	2022
Weighted-average number of shares outstanding:
Common stock	26,647,565	26,431,989
Common stock equivalents	1,783	47,507
Diluted shares outstanding	26,649,348	26,479,496

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

($ in thousands)		March 31, 2023		December 31, 2022
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		$17,533	$17,472	$13,916	$13,832
with unrealized losses for more than 12 months		—	—	500	499
with unrealized gains		4,608	4,626	1,250	1,251
Total U.S. Treasury and agency notes	Level 2	22,141	22,098	15,666	15,582
Corporate notes
with unrealized losses for less than 12 months		9,984	9,935	17,236	17,112
with unrealized losses for more than 12 months		2,801	2,788	251	250
with unrealized gains		499	500	499	500
Total Corporate notes	Level 2	13,284	13,223	17,986	17,862

		$35,425	$35,321	$33,652	$33,444
ASC Topic 326, "Financial Instruments - Credit Losses," requires the Company to use an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At March 31, 2023, the Company has not recorded any credit losses.
As of March 31, 2023, the fair market value of marketable securities was $104,000 below their cost basis. The Company’s gross unrealized holding gains equaled $19,000 and gross unrealized holding losses equaled $123,000. As of March 31, 2023, the adjustment to accumulated other comprehensive loss reflected a decline in market value of $104,000, including estimated taxes of $29,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326. The accrued interest receivables balance totaled $223,000 as of March 31, 2023 and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at March 31, 2023 and December 31, 2022 were caused by relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. As of March 31, 2023 and December 31, 2022, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of March 31, 2023 and December 31, 2022.
Corporate notes
The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of March 31, 2023 and December 31, 2022, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of March 31, 2023 and December 31, 2022.

The following tables summarize the maturities, at par, of marketable securities as of:

	March 31, 2023
($ in thousands)	2023	2024	Total
U.S. Treasury and agency notes	$15,870	$6,406	$22,276
Corporate notes	11,788	1,500	13,288
	$27,658	$7,906	$35,564

	December 31, 2022
($ in thousands)	2023	2024	Total
U.S. Treasury and agency notes	$15,225	$500	$15,725
Corporate notes	17,470	500	17,970
	$32,695	$1,000	$33,695
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of March 31, 2023.
4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	March 31, 2023	December 31, 2022
Real estate development
Mountain Village	$153,686	$153,156
Centennial	116,071	115,221
Grapevine	39,652	39,273
Tejon Ranch Commerce Center	14,909	13,643
Real estate development	$324,318	$321,293

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	$20,879	$20,590
Less accumulated depreciation	(3,737)	(3,650)
Real estate and improvements - held for lease, net	$17,142	$16,940

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
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2023 is $928 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the consumer price index or 3%.
The water purchased above will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as described.
Water revenues and cost of sales were as follows for the three months ended ($ in thousands):

	March 31, 2023	March 31, 2022
Acre-Feet Sold	3,050	6,970

Revenues	$5,099	$10,157
Cost of sales	2,976	6,345
Profit	$2,123	$3,812

The costs assigned to water assets held for future use were as follows ($ in thousands):

	March 31, 2023	December 31, 2022
Banked water and water for future delivery	$22,085	$23,855
Transferable water	7,708	1,455
Total water held for future use at cost	$29,793	$25,310

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	March 31, 2023		December 31, 2022
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(5,911)	$11,581	$(5,790)
Nickel water rights	18,740	(6,050)	18,740	(5,890)
Tulare Lake Basin water rights	6,479	(3,445)	6,479	(3,385)
	$36,800	$(15,406)	$36,800	$(15,065)
Net cost of purchased water contracts	21,394		21,735
Total cost water held for future use	29,793		25,310
Net investments in water assets	$51,187		$47,045

Water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, and TCWD are also in place, but were entered into with each district at inception of the contract, and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage, are:

(in acre-feet, unaudited)	March 31, 2023	December 31, 2022
Water held for future use
TCWD - Banked water owned by the Company	53,726	52,554
Company water bank	50,349	50,349
Transferable water	9,143	2,548
Total water held for future use	113,218	105,451
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	144,651	136,884
Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C., or PEF, in 2015. PEF is a current lessee of the Company in a land lease for the operation of a power plant. Pursuant to the Water Supply Agreement, PEF may purchase from the Company up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from the Company in any year but is required to pay the Company an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2023 is $1,261 per acre-foot of annual water, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following:

($ in thousands)	March 31, 2023	December 31, 2022
Accrued vacation	$716	$735
Accrued paid personal leave	338	348
Accrued bonus	562	2,280
Property tax payable	1,403	—
Other	319	239
	$3,338	$3,602
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	March 31, 2023	December 31, 2022
Notes payable	$49,719	$50,154
Less: line-of-credit and current maturities of long-term debt	(1,800)	(1,779)
Less: deferred loan costs	(209)	(214)
Long-term debt, less current portion	$47,710	$48,161
On June 30, 2022, the Company entered into a variable rate term note, or New Term Note, and a new Revolving Line of Credit Note, or New RLC, with Bank of America, N.A, or collectively the New Credit Facility. The New Term Note provided a principal amount of $49,080,000 and a maturity date of June 30, 2032, which was used to pay off the existing Wells Fargo Amended Term Note. The Company evaluated the debt exchange under ASC 470 and determined that the exchange should be treated as a debt extinguishment. The amount available from the New RLC under the New Credit Facility is $40,607,000.

The New Term Note had a $48,092,000 balance as of March 31, 2023. The interest rate per annum applicable to the New Term Loan is the daily Secured Overnight Financing Rate, or SOFR, plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The New Term Note requires monthly amortization payments pursuant to a schedule set forth in the New Term Note, with the final outstanding principal amount due June 30, 2032. The New Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The New RLC had no outstanding balance as of March 31, 2023. At the Company’s option, the interest rate on this line of credit can float at a rate equal to Daily SOFR plus 1.37% or can be fixed at a rate equal to Term SOFR plus 1.37% above Term SOFR for interest periods elected by the Company. During the term of this RLC (which matures on June 30, 2027), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
The Company also has a $4,750,000 promissory note agreement whose principal and interest due monthly began October 1, 2013. The promissory note is secured by four commercial properties at TRCC-West that are leased by fast casual restaurant operators. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of March 31, 2023 was $1,627,000.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	March 31, 2023	December 31, 2022
Pension liability (See Note 13)	$22	$38
Supplemental executive retirement plan liability (See Note 13)	6,136	6,186
Excess joint venture distributions and other	9,782	4,156
Total	$15,940	$10,380
For the captions presented in the table above, please refer to the respective Notes to Unaudited Consolidated Financial Statements for further detail.
9.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company’s stock incentive plans provide for the making of awards to employees based upon a service condition or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with service condition vesting; performance share grants that only vest upon the achievement of specified performance conditions, such as share price, or as Performance Condition Grants; and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance measures, or Performance Milestone Grants. Performance Condition Grants with market-based conditions are based on the achievement of a target share price. The share price used to calculate fair value for market-based awards is determined using a Monte Carlo simulation. Failure to achieve the target share price will result in the forfeiture of shares. Forfeiture of share awards with service conditions or performance-based restrictions will result in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions does not result in a reversal of previously recognized share-based compensation expense.

The following is a summary of the Company’s Performance Condition Grants outstanding as of the three months ended March 31, 2023:

Performance Condition Grants
Target performance	36,020
Maximum performance	112,831

The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance grants for the three months ended March 31, 2023:

March 31, 2023
Stock Grants Outstanding Beginning of Period at Target Achievement	234,899
New Stock Grants/Additional Shares due to Achievement in Excess of Target	30,318
Vested Grants	(169,621)
Stock Grants Outstanding End of Period at Target Achievement	95,596
Thus far in 2023 no new stock grants have been awarded.
The following is a summary of the assumptions used to determine the fair value for the Company’s outstanding market-based Performance Condition Grants as of March 31, 2023:

($ in thousands except for share prices)
Grant date	12/11/2020	03/18/2021	12/16/2021	03/17/2022	12/14/2022
Vesting end	12/31/2023	03/18/2024	12/16/2024	03/17/2025	12/14/2025
Target share price to achieve award	$17.07	$20.02	$21.58	$20.43	$21.99

Expected volatility	29.25%	30.30%	31.29%	31.54%	32.14%
Risk-free interest rate	0.19%	0.33%	0.92%	2.13%	3.84%

Fair value per share at grant date	$15.59	$18.82	$21.48	$21.75	$26.00
Shares granted	3,628	10,905	3,536	13,338	4,613
Total fair value of award	$57	$205	$76	$290	$120
The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of March 31, 2023 were $1,067,000 and 18 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. The fair value of Performance Milestone Grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant multiplied by the number of shares probable to vest based on the estimated achievement of specific performance measures. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company will adjust stock compensation costs according to the actual outcome of the performance condition.
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
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Three Months Ended March 31,
Employee Plan:	2023	2022
Expensed	$468	$1,067
Capitalized	153	170
	621	1,237
NDSI Plan - Expensed	153	152
Total Stock Compensation Costs	$774	$1,389

10.     INTEREST RATE SWAP
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
As of March 31, 2023, the fair value of the interest rate swap agreement was greater than its cost basis and as such the mark-to-market adjustment is recorded within Other Assets on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of March 31, 2023 and December 31, 2022 ($ in thousands):

March 31, 2023
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
June 30, 2022	June 28, 2032	Level 2	4.62%	$629	$48,092

December 31, 2022
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
June 30, 2022	June 28, 2032	Level 2	4.62%	$1,430	$48,462
11.     INCOME TAXES
The Company’s provision for income taxes as of March 31, 2023 has been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the three months ended March 31, 2023, the Company’s income tax expense was $1,013,000 compared to $3,046,000 for the three months ended March 31, 2022. Effective tax rates were 36% and 41% for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had income tax payables of $482,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.
For the three months ended March 31, 2023, the Company’s effective tax rate was above statutory tax rates as a result of permanent differences related to Section 162(m) limitations. The Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
12.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $13,480,000 is expected to be paid in 2023. These estimated water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. Contractual obligations for future water payments were $269,079,000 as of March 31, 2023.
Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be finalized until the future payment dates. The Company believes as of March 31, 2023, the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.

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
In connection with the sale of the bonds, there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for two years and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $60,000.
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of March 31, 2023, there were no additional improvement funds remaining from the West CFD bonds. There are $9,763,557 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal 2023, the Company expects to pay approximately $2,816,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on March 31, 2023.
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

On November 30, 2021, the Company together with Ranchcorp and Centennial, entered into a Settlement Agreement with Climate Resolve. Pursuant to the Settlement Agreement, the Company has agreed: (1) to make Centennial a net zero GHG emissions project through various on-site and off-site measures, including but not limited to installing electric vehicle chargers and establishing and funding incentive programs for the purchase of electric vehicles; (2) to fund certain on-site and off-site fire protection and prevention measures; and (3) to provide annual public reports and create an organization to monitor progress towards these commitments. The foregoing is only a summary of the material terms of the Settlement Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Settlement Agreement. In exchange, Climate Resolve filed a request for dismissal of the Climate Resolve Action with prejudice from the Los Angeles County Superior Court. On December 3, 2021, the Los Angeles Superior Court granted and entered Climate Resolve’s dismissal with prejudice concluding the Climate Resolve Action. On December 1, 2021, the Los Angeles Superior Court continued CBD/CNPS Motion for Reconsideration to January 14, 2022, directing CBD/CNPS to evaluate the Settlement Agreement reached in the Climate Resolve Action to address issues surrounding remedies should CBD be granted prevailing party status in the Climate Resolve Action, and to evaluate the potential to settle or otherwise address CBD’s objections to the Centennial project. To that end, the Company met and conferred twice on January 4, 2022 and January 20, 2022. On January 14, 2022, the Los Angeles County Superior Court heard CBD/CNPS Motion for Reconsideration and issued its decision granting CBD/CNPS prevailing party status in the Climate Resolve Action.
The Los Angeles County Superior Court, or the Court, set a tentative hearing date of February 25, 2022 concerning the entry of final judgment and awarding of appropriate remedies. Upon mutual request of the parties and approval by the Court, the February 25, 2022 hearing date was extended to September 7, 2022. On September 7, 2022, the Parties appeared before the Court concerning the entry of final judgment and the setting of appropriate remedies. The Court upon hearing oral argument ordered the parties to continue to meet and confer for an additional 30 days and continued the September 7th hearing to October 7, 2022. On October 3, 2022, the Court issued an order on the Court’s own continuance to further continue the October 7, 2022 hearing to October 21, 2022. Upon mutual request of the Parties and approval by the Court, the Parties extended the October 21, 2022 hearing date to October 26, 2022. At the October 26th hearing, the Court agreed to: (a) hear the Company’s Motion for Reconsideration as to the successful challenges Climate Resolve prevailed upon within the Climate Resolve Action and ordered the Parties to appear on December 14, 2022 to hear the Company’s Motion for Reconsideration and (b) rule on the entry of final judgment and setting of remedies at a February 17, 2023 hearing date.
At the December 14, 2022 hearing, the Court denied the Company’s Motion for Reconsideration (finding that the Company’s motion failed to support the statutory elements necessary to prevail on such motion). At the February 17, 2023 hearing, the Court took into submission the Parties’ legal briefs and oral arguments. On March 22, 2023, the Court decided in favor of CBD/CNPS when the Judge signed CBD/CNPS’s proposed form of judgment, which included a full rescission of the Centennial project approvals previously issued by Los Angeles County. The Company is considering options to reinstate the project approvals, such as working with Los Angeles County to complete the additional environmental analysis required by the Court’s ruling.
As the Company’s options to reinstate the project approvals remain pending, the monetary value of any adverse decision, if any, cannot be estimated at this time.
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
13.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). In April 2017, the Company froze the Benefit Plan as it relates to future benefit accruals for participants. The Company expects to contribute $165,000 to the Benefit Plan in 2023.

Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At March 31, 2023 and December 31, 2022, the investment mix was approximately 21% equity, 78% debt, and 1% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. The weighted-average discount rate used in determining the periodic pension cost is 5.00% in 2023 and in 2022. The expected long-term rate of return on plan assets is 5.00% for both fiscal 2023 and 2022. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement earnings for the Benefit Plan was as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
(Cost)/earnings components:
Interest cost	$(104)	$(78)
Expected return on plan assets	105	138
Net amortization and deferral	(17)	(12)
Total net periodic pension (cost)/earnings	$(16)	$48

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
The pension and retirement expense for the SERP was as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Cost components:
Interest cost	$(73)	$(46)
Net amortization and other	(10)	(29)
Total net periodic pension cost	$(83)	$(75)

14.    REPORTING SEGMENTS AND RELATED INFORMATION
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
Real estate - Commercial/Industrial
Commercial/Industrial real estate development segment revenues consist of land sale revenues, leases of land and/or building space to tenants at the Company's commercial retail and industrial developments, base and percentage rents from the PEF power plant lease, communication tower rents, land sales, and payments from easement leases. Refer to Note 15 (Investment in Unconsolidated and Consolidated Joint Ventures) for discussion of unconsolidated joint ventures.
The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Commercial/industrial revenues	$2,676	$7,349
Equity in earnings of unconsolidated joint ventures	1,517	1,213
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	4,193	8,562
Commercial/industrial expenses	1,695	2,736
Operating results from commercial/industrial and unconsolidated joint ventures	$2,498	$5,826
Real Estate - Resort/Residential
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $388,000 and $423,000 for the three months ended March 31, 2023 and 2022, respectively.
Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Mineral resources revenues	$6,912	$11,968
Mineral resources expenses	4,066	7,157
Operating results from mineral resources	$2,846	$4,811
Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Farming revenues	$1,185	$655
Farming expenses	2,013	1,762
Operating results from farming	$(828)	$(1,107)

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Ranch operations revenues	$1,492	$1,048
Ranch operations expenses	1,330	1,315
Operating results from ranch operations	$162	$(267)
15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of March 31, 2023 was $36,291,000. Equity in earnings from unconsolidated joint ventures was $1,517,000 for the three months ended March 31, 2023. The unconsolidated joint ventures have not been consolidated as of March 31, 2023, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC, or Petro, is an unconsolidated joint venture with TravelCenters of America that develops and manages travel plazas, gas stations, convenience stores, and fast-food restaurants throughout TRCC. The Company has 50% of the voting rights but participates in 60% of all profits and losses. The Company does not control the investment due to having only 50% of the voting rights. The Company's partner is the managing partner and performs all of the day-to-day operations and has significant decision-making authority over key business components such as fuel inventory and pricing at the facilities. The Company's investment in this joint venture was $25,004,000 as of March 31, 2023.
•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company has five active 50/50 joint ventures with Majestic to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint ventures. The Company and Majestic guarantee the performance of all outstanding debt.
•On March 29, 2022, TRC-MRC 5 LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction is financed by a $49,226,000 construction loan that had an outstanding balance of $1,419,000 as of March 31, 2023. The construction loan is individually and collectively guaranteed by the Company and Majestic. In December 2022, the Company contributed land with fair value of $8,501,000 to TRC-MRC5, LLC. The total cost of the land was $2,477,000. The Company recognized profit of $3,012,000 and deferred profit of $3,012,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 - Revenue From Contracts With Customers and ASC Topic 323, Investments - Equity Method and Joint Ventures. The project is currently under construction and is expected to be completed by the winter of 2023/2024. The joint venture has leased 100% of the rentable space.
•On March 25, 2021, TRC-MRC 4 LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction was completed in the fourth quarter of 2022, and the Company has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $62,400,000 as of March 31, 2023. In 2021, the Company contributed land with a fair value of $8,464,000 to TRC-MRC 4, LLC. The total cost of the land was $2,895,000. The Company recognized profit of $2,785,000 and deferred profit of $2,785,000. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $5,760,000.

•In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary; therefore, it does not consolidate TRC-MRC 3, LLC in its financial statements. The building is 100% leased as of March 31, 2023. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $34,281,000 as of March 31, 2023. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $209,000 as of March 31, 2023.
•In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, which was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028 and has an outstanding principal balance of $22,447,000 as of March 31, 2023. The building is 100% leased as of March 31, 2023. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $2,062,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
•In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The building is 100% leased as of March 31, 2023. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,954,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $22,629,000 was outstanding as of March 31, 2023.
•In February 2022, we formed TRC-MRC Multi I, LLC, to pursue the development, construction, lease-up, and management of approximately 495 multi-family rental units located within TRCC-East. As of March 31, 2023, the Company controlled the joint venture and has consolidated its assets within the Consolidated Balance Sheet. On January 26, 2023, the Company and Majestic entered into a Membership Interest Purchase Agreement, formalizing the purchase of Majestic's interest in this joint venture for $175,000. The entity was dissolved shortly thereafter. The project is currently undergoing final design and engineering of Phase I of the project.
•Rockefeller Joint Ventures – The Company has one joint venture with Rockefeller Group Development Corporation, or Rockefeller. At March 31, 2023, the Company’s equity investment balance in these one joint ventures was $6,835,000.
•TRCC/Rock Outlet Center LLC was formed in 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. As a result, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On September 7, 2021, the TRCC/Rock Outlet Center LLC joint venture successfully extended the maturity date of its term note with a financial institution from September 5, 2021 to May 31, 2024. In connection with the loan extension, the joint venture also reduced the outstanding amount by $4,600,000. As of March 31, 2023, the outstanding balance of the term note was $27,432,000. The Company and Rockefeller guarantee the performance of the debt.

•Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of March 31, 2023, the Company owned 93.32% of CFL.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The difference represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of the assets contributed.
Unaudited condensed statement of operations for the three months ended March 31, 2023 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of March 31, 2023 and December 31, 2022 are as follows:

	Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$34,812	$38,328	$2,270	$1,934	$1,362	$1,161
TRCC/Rock Outlet Center, LLC[1]	1,431	1,564	(887)	(414)	(443)	(207)
TRC-MRC 1, LLC	961	839	96	19	48	9
TRC-MRC 2, LLC	1,390	1,025	667	344	334	172
TRC-MRC 3, LLC	1,051	1,018	196	158	98	79
TRC-MRC 4, LLC	1,776	—	251	(1)	125	(1)
TRC-MRC 5, LLC	—	—	(14,000)	—	(7,000)	—
Total	$41,421	$42,774	$2,579	$2,040	$1,517	$1,213

Centennial Founders, LLC	$175	$121	$109	$97	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.3 million and $0.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

	March 31, 2023				December 31, 2022
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity (Deficit)	Equity	Assets	Debt	Equity (Deficit)	Equity
Petro Travel Plaza Holdings, LLC	$82,290	$(13,128)	$62,339	$25,004	$84,225	$(13,318)	$63,069	$25,441
TRCC/Rock Outlet Center, LLC	58,286	(27,432)	(29,797)	6,835	59,196	(27,707)	30,684	7,279
TRC-MRC 1, LLC	23,631	(22,629)	638	—	24,085	(22,787)	1,042	—
TRC-MRC 2, LLC	19,048	(22,447)	(3,589)	—	18,398	(22,612)	(3,939)	—
TRC-MRC 3, LLC	36,350	(34,281)	1,861	209	36,608	(34,494)	2,690	386
TRC-MRC 4, LLC	52,858	(62,400)	(12,859)	—	50,497	(40,130)	8,974	4,485
TRC-MRC 5, LLC	10,741	(1,419)	8,586	4,243	8,602	—	—	4,300
Total	$283,204	$(183,736)	$27,179	$36,291	$281,611	$(161,048)	$102,520	$41,891

Centennial Founders, LLC	$103,532	$—	$103,347	***	$102,984	$—	$102,689	***

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
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer/Chief Financial Officer is one of nine directors at WRMWSD. As of March 31, 2023, the Company paid $2,363,000 for these water contracts and related costs.

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
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets. A key element of our strategy is to entitle and then develop large-scale mixed-use master planned residential and commercial/industrial real estate development projects to serve the growing populations of Southern and Central California. Our mixed-use master planned residential developments include up to 35,278 housing units, and more than 35 million square feet of commercial space. We have obtained entitlements on Mountain Village at Tejon Ranch, or MV, and the first approved final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses. In 2019, the Kern County Board of Supervisors unanimously reapproved the Grapevine at Tejon Ranch project, or Grapevine. Centennial at Tejon Ranch, or Centennial, had entitlements approved in 2018, and received legislative approvals in 2019 from the Los Angeles County Board of Supervisors. The approvals were litigated in May 2019 and the Company has since worked on addressing the ongoing litigation, including considering all options to address the Court’s January 2022 decision and the Court’s March 22, 2023 judgment. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for additional information regarding the Centennial litigation.
We are currently executing on value creation as we are engaged in construction, commercial sales, and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC. As previously reported, the Company received approval from Kern County allowing for development of multi-family apartment uses within the TRCC, on a 27-acre site located immediately north of the Outlets at Tejon. This authorization allows the Company to develop up to a maximum of 495 multi-family residences, in thirteen apartment buildings, as well as approximately 6,500 square feet of community amenity space and up to 8,000 square feet of community serving retail. All of these efforts are supported by diverse revenue streams generated from other operations including: farming, mineral resources, ranch operations, and our various joint ventures.

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
•Five joint ventures with Majestic Realty Co., or Majestic, to develop, manage, and operate industrial buildings within TRCC:
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
◦TRC-MRC 5 LLC was formed on March 29, 2022, to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The project is currently under construction and is expected to be completed by the winter of 2023/2024. The building is also fully leased.
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
•Grapevine is an 8,010-acre development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Upon completion of Grapevine, the community will include 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks; and

•Immediately northeast of Grapevine is Grapevine North, a 7,655-acre development area, which is currently used for agricultural purposes. Identified as a development area in the Tejon Ranch Conservation and Land Use Agreement, or RWA, Grapevine North presents a significant opportunity for future development. Grapevine North may feature mixed use community development similar to Grapevine at Tejon Ranch, or other development uses as appropriate based upon market conditions at the time.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2022, for a more detailed description of our active developments within the resort/residential real estate development segment.
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
Summary of 2023 Performance
For the three months ended March 31, 2023, the Company had net income attributable to common stockholders of $1,774,000 compared to net income of $4,307,000 for the three months ended March 31, 2022. Heavy California winter rainfalls have severely limited water sales opportunities over the comparative period resulting in a $1,965,000 decline in mineral resources operating profits. In addition, in the absence of having a 2023 first quarter land sale, the Company's commercial/industrial real estate segment saw a $3,632,000 decline in operating profits. These declines were offset by an increase in the equity in earnings from unconsolidated joint ventures of $304,000, an increase in ranch operations operating profits of $429,000 as a result of additional filming revenues, and a decline in income taxes of $2,033,000.
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
During the three months ended March 31, 2023, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended March 31,		Change
($ in thousands)	2023	2022	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,260	$996	$264	27%
TRCC Leasing	405	388	17	4%
TRCC management fees and reimbursements	198	585	(387)	(66)%
Commercial leases	157	154	3	2%
Communication leases	253	253	—	—%
Landscaping and other	403	292	111	38%
Land sale	—	4,681	(4,681)	(100)%
Total commercial/industrial revenues	$2,676	$7,349	$(4,673)	(64)%
Total commercial/industrial expenses	$1,695	$2,736	$(1,041)	(38)%
Operating income from commercial/industrial	$981	$4,613	$(3,632)	(79)%

•Commercial/industrial real estate development segment revenues were $2,676,000 for the three months ended March 31, 2023, a decrease of $4,673,000, or 64%, from $7,349,000 for the three months ended March 31, 2022. This was primarily because the Company did not have any land sales during the first quarter of 2023 when compared to the previous year where it had sold a 12.3 acre parcel of land for $4,681,000.
•Commercial/industrial real estate development segment expenses were $1,695,000 for the three months ended March 31, 2023, a decrease of $1,041,000, or 38%, from $2,736,000 for the three months ended March 31, 2022. This decrease is attributed to having no land cost of sales in the absence of a land sale during the first quarter of 2023.
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
During the quarter ended March 31, 2023, vacancy rates in the Inland Empire ticked up 100 basis points to 1.9% and net absorption failed to surpass new supply. However, average asking rents posted a new record-high rate of $1.63 per square foot, a 28% jump from 12 months ago. As lease rates increase in the Inland Empire, we may experience greater pricing advantages due to our lower land basis. The San Fernando Valley and Ventura County industrial markets continue to see tight conditions as vacancy and availability sit well below the historical average of 2.1%. Net absorption posted 179,854 square foot of positive demand despite vacancy climbing 20 basis points to 0.9%. Vacancy increased 10 basis points to 0.6% in the San Fernando Valley and up 10 basis points to 1.3% in Ventura County. Average asking rates continued to climb with a $0.02 bump in the San Fernando Valley and a $0.10 bump in Ventura County.
Industrial vacancy rates are expected to remain low, and industrial users seeking larger spaces are going further north into neighboring Kern County, and particularly, TRCC, which has attracted increased attention as market conditions continue to tighten. Additionally, TRCC is in a position to capture tenant awareness due to our ability to provide a competitive alternative for users in the Inland Empire and the Santa Clarita Valley. The Company's TRC-MRC 5 LLC joint venture with Majestic Realty Co., or Majestic, a Los Angeles-based commercial industrial developer, was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. Construction began in 2023 with completion expected during the winter of 2023/2024. A lease was secured, in advance of construction, for the entirety of this space by Sunrise Brands, a leading designer, producer, distributor, and retailer of both branded and private-label apparel.
We expect our commercial/industrial real estate development segment to continue to experience costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to pursue development opportunities. We continue to see the impact of inflation within our construction costs and expect our costs to be impacted by inflation throughout 2023.
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
Resort/residential real estate development segment expenses were $388,000 for the three months ended March 31, 2023, a decrease of $35,000, or 8%, from $423,000 for the three months ended March 31, 2022. The decrease is namely attributed to a small decrease in professional service costs.
Our long-term business plan of developing the communities of MV, Centennial, and Grapevine remains unchanged. As home buyer trends change in California to a more suburban orientation and the economy stabilizes, we believe the perception of land values will continue to improve. Long-term macro fundamentals, primarily California's population growth and household formation will also support housing demand in our region. California also has a significant documented housing shortage, which we believe our communities will help ease. Most of the expenditures and capital investment to be incurred within our resort/residential real estate segment are expected to continue to focus on the mixed use master planned communities of Centennial, Grapevine, and Mountain Village.
As we move forward with our master planned communities, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of additional common stock.

Mineral Resources:

	Three Months Ended March 31,		Change
($ in thousands)	2023	2022	$	%
Mineral resources revenues
Oil and gas	$198	$274	$(76)	(28)%
Cement	404	583	(179)	(31)%
Rock aggregate	299	251	48	19%
Exploration leases	9	43	(34)	(79)%
Water Sales	5,099	10,157	(5,058)	(50)%
Reimbursables and other	903	660	243	37%
Total mineral resources revenues	$6,912	$11,968	$(5,056)	(42)%
Total mineral resources expenses	$4,066	$7,157	$(3,091)	(43)%
Operating income from mineral resources	$2,846	$4,811	$(1,965)	(41)%

•Mineral resources segment revenues were $6,912,000 for the three months ended March 31, 2023, a decrease of $5,056,000, or 42%, from $11,968,000 for the three months ended March 31, 2022. The reduction in revenues is primarily attributed to increased water availability. The State Water Project allocation is currently at 100%, whereas in 2022 it was at 5%, which severely limits the Company's water sales opportunities. We do not expect there to be meaningful water sales for the remainder of 2023.
•Mineral resources segment expenses were $4,066,000 for the three months ended March 31, 2023, a decrease of $3,091,000, or 43%, from $7,157,000 for the three months ended March 31, 2022. This decrease is consistent with the reduced water sales volume compared to the previous year.
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
The price per barrel of oil has decreased from the first quarter of 2022 levels leading to declines in production. Prices for oil, natural gas fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as: changes in domestic and global supply and demand, domestic and global inventory levels, political and regulatory conditions in California, and international disputes such as current conflicts in Eastern Europe.
Farming:

	Three Months Ended March 31,		Change
($ in thousands)	2023	2022	$	%
Farming revenues
Almonds	$694	$483	$211	44%
Pistachios	(4)	—	(4)	100%
Wine grapes	39	—	39	100%
Hay	175	114	61	54%
Other	281	58	223	384%
Total farming revenues	$1,185	$655	$530	81%
Total farming expenses	$2,013	$1,762	$251	14%
Operating loss from farming	$(828)	$(1,107)	$279	(25)%
•Farming segment revenues were $1,185,000 for the three months ended March 31, 2023, an increase of $530,000, or 81%, from $655,000 during the same period in 2022. The increase is attributed to an increase in almond sales and water usage reimbursements. Comparatively we sold 444,000 and 269,000 pounds of almonds during the three months ended March 31, 2023 and 2022, respectively.

•Farming segment expenses were $2,013,000 for the three months ended March 31, 2023, an increase of $251,000, or 14%, from $1,762,000 during the same period in 2022. The increase in expenses resulted from an increase in insurance costs, increase in cost of sales related to additional almond sales and the additional cost of sales for farming water sold in 2023, there was no farm water sold in the first quarter of 2022.
Our almond, pistachio, and wine grape crop sales are highly seasonal with most of our sales occurring during the third and fourth quarters. Almonds and pistachios each year are sold at market prices while grapes are sold to wineries at contracted prices. Our farming operations during 2023 will continue to be impacted by higher costs of production such as fuel costs, fertilizer costs, pest control costs, and labor costs. Almond prices have shown slight improvement in the first quarter, however the higher than historically normal inventory levels are anticipated to have an adverse effect on prices for the remainder of 2023. It is too early in the production cycle for 2023 to have a subjective estimate of potential production for almonds, grapes, and pistachios.
Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know the impact of 2022/2023 winter weather conditions on 2023 production until the summer of 2023.
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
Ranch Operations:

	Three Months Ended March 31,		Change
($ in thousands)	2023	2022	$	%
Ranch Operations revenues
Game management and other [1]	$1,030	$702	$328	47%
Grazing	462	346	116	34%
Total Ranch Operations revenues	$1,492	$1,048	$444	42%
Total Ranch Operations expenses	$1,330	$1,315	$15	1%
Operating income (loss) from Ranch Operations	$162	$(267)	$429	(161)%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•Ranch operations revenues were $1,492,000 for the three months ended March 31, 2023, an increase of $444,000, or 42%, from $1,048,000 for the same period in 2022. The increase is primarily attributed to higher filming location revenues that resulted from a major television series that temporarily relocated its filming operations, as a result of adverse weather conditions at their normal filming site.
•Ranch operations expenses were $1,330,000 for the three months ended March 31, 2023, an increase of $15,000, or 1%, from $1,315,000 for the same period in 2022. This slight increase is attributed to an increase in insurance costs when compared to the prior period.
Corporate and Other:
Corporate general and administrative costs were $2,287,000 for the three months ended March 31, 2023, a decrease of $128,000, or 5%, from $2,415,000 for the same period in 2022. The decline is primarily attributed to a reduction in stock compensation expense as the Company did not grant any stock awards during the three months ended March 31, 2023. This decline was offset by an increase in professional service costs.

Joint Ventures:

	Three Months Ended March 31,		Change
($ in thousands)	2023	2022	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$1,362	$1,161	$201	17%
TRCC/Rock Outlet Center, LLC	(443)	(207)	(236)	114%
TRC-MRC 1, LLC	48	9	39	433%
TRC-MRC 2, LLC	334	172	162	94%
TRC-MRC 3, LLC	98	79	19	24%
TRC-MRC 4, LLC	125	(1)	126	*
TRC-MRC 5, LLC	(7)	—	(7)	*
Total equity in earnings	$1,517	$1,213	$304	25%
*Percentage change not meaningful

•Equity in earnings were $1,517,000 for the three months ended March 31, 2023, an increase of $304,000, from $1,213,000 during the same period in 2022. The improvement is primarily attributed to the following:
◦Petro Travel Plaza experienced higher fuel margins and lower depreciation and amortization expense.
◦TRC-MRC 2 entered into a new lease in 2023 at a higher lease rate.
◦TRC-MRC 4 commenced a new lease during the fourth quarter of 2022.
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
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. We continue to be involved in various legal proceedings related to leased acreage. For a further discussion, please refer to Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.
Income Taxes
For the three months ended March 31, 2023, the Company had net income tax expense of $1,013,000 compared to $3,046,000 for the three months ended March 31, 2022. The effective tax rates approximated 36% and 41% for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, income tax payables were $482,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company's effective tax rates were higher than statutory rates primarily because of permanent differences related to Section 162(m). The Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
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

Our cash, cash equivalents and marketable securities totaled $75,700,000 as of March 31, 2023, an increase of $3,137,000 from $72,563,000 as of December 31, 2022.
The following table shows our cash flow activities for the three months ended March 31,

(in thousands)	2023	2022
Operating activities	$3,413	$7,984
Investing activities	$877	$(5,243)
Financing activities	$(3,030)	$(2,231)

Operating Activities
During the first three months of 2023, the Company's operations provided $3,413,000 primarily as a result of distributions of earnings from unconsolidated joint ventures and in net income from operations.
During the first three months of 2022, the Company's operations provided $7,984,000 primarily as a result distributions of earnings from unconsolidated joint ventures and growth in net income.
Investing Activities
During the first three months of 2023, investing activities provided $877,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $5,037,000, which includes predevelopment activities for our master planned communities; $524,000 consisting of permitting efforts for MV; $326,000 consisting of permitting efforts for Grapevine; and costs related to litigation defense for Centennial of $700,000. At TRCC, we spent $1,286,000 on infrastructure improvements at TRCC-East. Within our farming segment, we spent $1,659,000, which includes cultural costs for orchards currently classified as under development and replacing machinery and equipment. Lastly, the Company used $4,355,000 to acquire water assets. The Company had marketable securities maturities of $27,193,000 and reinvested $28,892,000. Lastly, the Company received proceeds of $10,644,000, and $1,324,000 from joint venture distributions, and water sales, respectively.
During the first three months of 2022, investing activities used $5,243,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $4,432,000, which includes predevelopment activities for our master planned communities; $517,000 consisting of permitting efforts for MV; $156,000 consisting of permitting efforts for Grapevine; and costs related to litigation defense for Centennial of $1,274,000. At TRCC, we spent $642,000 on infrastructure improvements, related to land development and the residential community at TRCC-East. Within our farming segment, we spent $1,673,000, which includes cultural costs for orchards not currently in production and replacing machinery and equipment. Lastly, the Company used $941,000 to acquire water assets.
As we move forward, we anticipate we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments, including the investments summarized below.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2023 is primarily related to our real estate projects. These estimated investments include approximately $19,437,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to design and construct water facilities to support future anticipated absorption. We also plan to continue to invest in cultural costs tied to new almond orchards and vineyards, and to replace farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. Lastly, we expect to invest up to $6,290,000 for land planning, litigation/appeals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2023.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2023 and 2022, was $621,000 and $579,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $668,000 and $719,000 for the three months ended March 31, 2023 and 2022, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first three months of 2023, financing activities used $3,030,000, which was attributable to long-term debt service of $436,000, and tax payments on vested share grants of $2,594,000.

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
We regularly evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and the incurrence of additional debt.
Capital Structure and Financial Condition
At March 31, 2023, total capitalization at book value was $526,771,000, consisting of $49,719,000 of debt and $477,052,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 9.4%.
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
The New Term Note had a $48,092,000 balance as of March 31, 2023. The interest rate per annum applicable to the New Term Loan is the daily secured overnight financing rate, or SOFR, plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The New Term Note requires monthly amortization payments pursuant to a schedule set forth in the New Term Note, with the final outstanding principal amount due June 28, 2032. The New Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The New RLC had no outstanding balance as of March 31, 2023. At the Company’s option, the interest rate on this line of credit can float at a rate equal to Daily SOFR plus 1.37% or can be fixed at a rate equal to Term SOFR plus 1.37% for interest periods elected by the Company. During the term of the New RLC (which matures in June 2032), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
At March 31, 2023 and December 31, 2022, the Company was in compliance with all financial covenants.
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
The Company also has a $4,750,000 promissory note agreement whose principal and interest due monthly began October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of March 31, 2023 was $1,627,000.
We expect that current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, distributions from joint ventures, proceeds from the sale of developed and undeveloped land parcels, potential sales of assets, additional use of debt or drawdowns against our line of credit, proceeds from the reimbursement of public infrastructure costs through CFD bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of additional common stock.
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
Although we have a strong liquidity position at March 31, 2023 with $75,700,000 in cash and securities and $40,607,000 available on our New RLC to meet any short-term liquidity needs, we have taken steps to maximize positive cash flow, in case a lack of liquidity in the economy limits our access to third party funding by responsibly limiting cash expenditures to the extent practical. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of March 31, 2023, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$269,079	$12,730	$26,614	$28,236	$201,499
Long-term debt	49,718	1,800	3,870	4,260	39,788
Interest on long-term debt	17,250	2,246	4,235	3,864	6,905
Cash contract commitments	9,603	6,358	1,656	518	1,071
Defined Benefit Plan	4,820	341	839	993	2,647
SERP	5,102	515	1,059	1,108	2,420
Financing fees	163	163	—	—	—
Total contractual obligations	$355,735	$24,153	$38,273	$38,979	$254,330
The table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases that are made in the ordinary course of business.
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
As discussed in Note 13 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. We expect to contribute $165,000 to our defined benefit plan in 2023.

Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to certain bonds issued by the CFDs:

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	2 -3 Years	4 -5 Years	After 5 Years
Other Commercial Commitments:
Standby letter of credit	$4,393	$4,393	$—	$—	$—
Total other commercial commitments	$4,393	$4,393	$—	$—	$—
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA created two CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $19,540,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $72,055,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $44,035,000 of additional bond debt authorized by TRPFFA.
In connection with the sale of the bonds there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes as of March 31, 2023, that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $60,000. The tax assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate of the property at the time of sale or at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation as of March 31, 2023.
As of March 31, 2023, aggregate outstanding debt of unconsolidated joint ventures was $183,736,000; $170,608,000 of this debt is subject to various degrees of guarantees ranging from 0% to 100% of the total debt outstanding, with construction loans generally being 100% guaranteed. As of March 31, 2023, only $27,500,000 of outstanding debt is subject to guarantees. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we, as of March 31, 2023, do not expect any guarantee to be called upon. We do not provide a guarantee on the $13,128,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net income	$1,780	$4,314
Net income attributable to non-controlling interest	6	7
Net income attributable to common stockholders	1,774	4,307
Interest, net
Consolidated	(456)	(17)
Our share of interest expense from unconsolidated joint ventures	1,175	591
Total interest, net	719	574
Income taxes	1,013	3,046
Depreciation and amortization:
Consolidated	988	967
Our share of depreciation and amortization from unconsolidated joint ventures	1,274	1,149
Total depreciation and amortization	2,262	2,116
EBITDA	5,768	10,043
Stock compensation expense	621	1,219
Adjusted EBITDA	$6,389	$11,262
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

	Three Months Ended March 31,
($ in thousands)	2023	2022
Commercial/Industrial operating income	$981	$4,613
Plus: Commercial/Industrial depreciation and amortization	110	116
Plus: General, administrative, cost of sales and other expenses	1,452	2,518
Less: Other revenues including land sales	(561)	(5,559)
Total Commercial/Industrial net operating income	$1,982	$1,688

($ in thousands)	Three Months Ended March 31,
Net operating income	2023	2022
Pastoria Energy Facility	$1,295	$993
TRCC	296	304
Communication leases	244	246
Other commercial leases	147	145
Total Commercial/Industrial net operating income	$1,982	$1,688
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

	Three Months Ended March 31,
($ in thousands)	2023	2022
Earnings of unconsolidated joint ventures	$2,579	$2,040
Interest expense of unconsolidated joint ventures	2,310	1,166
Operating income of unconsolidated joint ventures	4,889	3,206
Depreciation and amortization of unconsolidated joint ventures	2,424	2,143
Net operating income of unconsolidated joint ventures	$7,313	$5,349

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
The New RLC had no outstanding balance as of March 31, 2023. At the Company’s option, the interest rate on this line of credit can float at a rate equal to Daily SOFR plus 1.37% or can be fixed at a rate equal to Term SOFR plus1.37% above Term SOFR for interest periods elected by the Company. During the term of the New RLC (which matures on June 30, 2032), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one of which has a balance of $48,092,000 as of March 31, 2023 and is tied to the daily secured overnight financing rate, or SOFR, plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The outstanding balance on the second term loan as of March 31, 2023 was $1,627,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time to time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first term loan (discussed here).
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2023
(In thousands except percentage data)

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Assets:
Marketable securities	$27,583	$7,842	$—	$—	$—	$—	$35,425	$35,321
Weighted average interest rate	3.65%	5.03%	—%	—%	—%	—%	3.96%
Liabilities:
Long-term debt ($4.75M note)	$200	$277	$289	$302	$315	$244	$1,627	$1,627
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($49.1M note)	$1,143	$1,589	$1,669	$1,753	$1,840	$40,098	$48,092	$48,092
Weighted average interest rate	4.62%	4.62%	4.62%	4.62%	4.62%	4.62%	4.62%

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

FN 2
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2023, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the period ended March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 22	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.31 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 25	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.32 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.

FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 34	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 35	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 36	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.
FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 42	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the year ended March 31, 2022, is incorporated herein by reference.
FN 43	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the year ended September 30, 2022, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

May 4, 2023	/s/ Gregory S. Bielli
Date	Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2023	/s/ Allen E. Lyda
Date	Allen E. Lyda
Chief Operating Officer/Chief Financial Officer
(Principal Financial Officer)

May 4, 2023	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Chief Accounting Officer
(Principal Accounting Officer)