Form 10-Q
period 2023-06-30
TEJON RANCH CO
filed 2023-08-03
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on July 31, 2023 was 26,726,464.

TEJON RANCH CO. AND SUBSIDIARIES

Glossary

The following initialisms or acronyms may be used in this document and shall be defined as set forth below:

AKIP	Advance Kern Incentive Program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVEK	Antelope Valley East Kern Water Agency
CFL	Centennial Founders, LLC
CBD	Center for Biological Diversity
CEQA	California Environmental Quality Act
CFD	Community Facilities District
CNPS	California Native Plant Society
EBITDA	Earnings Before Interest Tax Depreciation and Amortization
EIR	Environmental Impact Report
FTZ	Foreign Trade Zone
GAAP	Generally Accepted Accounting Principles
GHG	Green House Gas
LIBOR	London Interbank Offered Rate
MV	Mountain Village at Tejon Ranch
NOI	Net Operating Income
PEF	Pastoria Energy Facility, LLC
RWA	Tejon Ranch Conservation and Land Use Agreement
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SWP	State Water Project
TCWD	Tejon-Castac Water District
TRCC	Tejon Ranch Commerce Center
TRPFFA	Tejon Ranch Public Facilities Financing Authority
WRMWSD	Wheeler Ridge Maricopa Water Storage District

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Real estate - commercial/industrial	$2,633	$2,462	$5,309	$9,811
Mineral resources	1,600	4,131	8,512	16,099
Farming	1,025	1,921	2,210	2,576
Ranch operations	840	755	2,332	1,803
Total revenues	6,098	9,269	18,363	30,289
Costs and Expenses:
Real estate - commercial/industrial	1,685	1,822	3,380	4,558
Real estate - resort/residential	324	423	712	846
Mineral resources	925	2,445	4,991	9,602
Farming	1,474	3,462	3,487	5,224
Ranch operations	1,338	1,250	2,668	2,565
Corporate expenses	2,222	2,185	4,509	4,600
Total expenses	7,968	11,587	19,747	27,395
Operating (loss) income	(1,870)	(2,318)	(1,384)	2,894
Other Income:
Investment income	619	79	1,075	96
Other (loss) income, net	(32)	(91)	302	827
Total other income (loss)	587	(12)	1,377	923
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	(1,283)	(2,330)	(7)	3,817
Equity in earnings of unconsolidated joint ventures, net	1,938	1,663	3,455	2,876
Income (loss) before income tax expense	655	(667)	3,448	6,693
Income tax expense (benefit)	391	(5)	1,404	3,041
Net income (loss)	264	(662)	2,044	3,652
Net (loss) income attributable to non-controlling interest	(3)	5	3	12
Net income (loss) attributable to common stockholders	$267	$(667)	$2,041	$3,640
Net income (loss) per share attributable to common stockholders, basic	$0.01	$(0.03)	$0.08	$0.14
Net income (loss) per share attributable to common stockholders, diluted	$0.01	$(0.03)	$0.08	$0.14

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$264	$(662)	$2,044	$3,652
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(27)	(109)	77	(177)
Unrealized gain on interest rate swap	1,085	1,658	285	4,211
Other comprehensive income before taxes	1,058	1,549	362	4,034
Provision for income taxes related to other comprehensive income items	(296)	(436)	(101)	(1,131)
Other comprehensive income	762	1,113	261	2,903
Comprehensive income	1,026	451	2,305	6,555
Comprehensive (loss) income attributable to non-controlling interests	(3)	5	3	12
Comprehensive income attributable to common stockholders	$1,029	$446	$2,302	$6,543
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,342	$39,119
Marketable securities - available-for-sale	39,651	33,444
Accounts receivable	2,414	4,453
Inventories	7,558	3,369
Prepaid expenses and other current assets	4,324	2,660
Total current assets	81,289	83,045
Real estate and improvements - held for lease, net	16,887	16,940
Real estate development (includes $116,781 at June 30, 2023 and $115,221 at December 31, 2022, attributable to CFL, Note 15)	327,521	321,293
Property and equipment, net	54,520	52,980
Investments in unconsolidated joint ventures	38,350	41,891
Net investment in water assets	51,157	47,045
Other assets	3,220	3,597
TOTAL ASSETS	$572,944	$566,791

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$5,362	$5,117
Accrued liabilities and other	2,424	3,602
Deferred income	1,884	1,531
Income taxes payable	873	—
Current maturities of long-term debt	1,822	1,779
Total current liabilities	12,365	12,029
Long-term debt, less current portion	47,258	48,161
Long-term deferred gains	11,447	11,447
Deferred tax liability	7,177	7,180
Other liabilities	15,620	10,380
Total liabilities	93,867	89,197
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,718,773 at June 30, 2023 and 26,541,553 at December 31, 2022	13,359	13,271
Additional paid-in capital	344,434	345,344
Accumulated other comprehensive loss	(1,767)	(2,028)
Retained earnings	107,684	105,643
Total Tejon Ranch Co. Stockholders’ Equity	463,710	462,230
Noncontrolling interest	15,367	15,364
Total equity	479,077	477,594
TOTAL LIABILITIES AND EQUITY	$572,944	$566,791
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$2,044	$3,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,975	2,048
Amortization of (discount) premium of marketable securities	(238)	82
Equity in earnings of unconsolidated joint ventures, net	(3,455)	(2,876)
Non-cash retirement plan expense	133	77
Profit from water sales[1]	(490)	(1,591)
Profit from land sales[2]	—	(3,589)
Loss (gain) on sale of property plant and equipment	59	(948)
Stock compensation expense	1,505	2,087
Excess tax (benefit) loss from stock-based compensation	(105)	3
Loan fee write-off	—	85
Distribution of earnings from unconsolidated joint ventures	2,377	4,908
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	(3,199)	119
Current liabilities	563	(1,399)
Net cash provided by operating activities	1,169	2,658
Investing Activities
Maturities and sales of marketable securities	53,038	20,322
Funds invested in marketable securities	(58,930)	(36,783)
Real estate and equipment expenditures	(10,188)	(12,288)
Investment in unconsolidated joint ventures	(750)	—
Distribution of equity from unconsolidated joint ventures	10,692	2,899
Proceeds from water sales[1]	1,324	3,973
Investments in water assets	(4,666)	(988)
Net proceeds from land sales[2]	—	4,438
Net cash used in investing activities	(9,480)	(18,427)
Financing Activities
Borrowings of long-term debt	—	49,080
Repayments of long-term debt	(872)	(50,962)
Deferred financing costs	—	(181)
Interest rate swap settlement[3]	—	1,123
Taxes on vested stock grants	(2,594)	(1,122)
Net cash used in financing activities	(3,466)	(2,062)
Decrease in cash and cash equivalents	(11,777)	(17,831)
Cash, cash equivalents, and restricted cash at beginning of period	39,619	37,398
Cash, cash equivalents, and restricted cash at end of period	$27,842	$19,567

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$27,342	$18,364
Restricted cash (Shown in Other Assets)	500	1,203
Total cash, cash equivalents, and restricted cash	$27,842	$19,567
Supplemental cash flow information

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$540	$1,054
Accrued long-term water assets included in current liabilities	$962	$374

1In determining the classification of cash inflows and outflows related to water asset activity, the Company’s practices are supported by ASC 230-10-45-22, which provides that “Certain cash receipts and payments have aspects of more than one class of cash flows…. If so, the appropriate classification shall depend on the activity that is likely to be the predominant source of cash flows for the item.” Also, at the 2006 American Institute of Certified Public Accountants Conference on Current SEC and PCAOB Developments, the SEC staff discussed that an entity should be consistent in how it classifies cash outflows and inflows related to an asset’s purchase and sale and noted that when cash flow classification is unclear, registrants must use judgment and analysis that considers the nature of the activity and the predominant source of cash flow for these items.

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

2In determining the classification of cash inflows and outflows related to land development costs, the Company’s practices are supported by ASC 230-10-45-22, which provides that “Certain cash receipts and payments have aspects of more than one class of cash flows…. If so, the appropriate classification shall depend on the activity that is likely to be the predominant source of cash flows for the item.” Also, at the 2006 American Institute of Certified Public Accountants Conference on Current SEC and PCAOB Developments, the SEC staff discussed that an entity should be consistent in how it classifies cash outflows and inflows related to an asset’s purchase and sale and noted that when cash flow classification is unclear, registrants must use judgment and analysis that considers the nature of the activity and the predominant source of cash flow for these items.

Given the nature of our land development costs and the aforementioned authoritative guidance, the Company estimates the appropriate classification of land development costs based on the timing of the sale of land. Land development costs incurred during prior periods that were classified as investing were sold for $4.7 million in gross proceeds in 2022, this cash inflow is appropriately classified in the Company’s investing activities. The profit of $3.6 million related to land development costs incurred in prior periods is appropriately being deducted from operating activities for the first quarter of 2022. The Company has applied, and will continue to apply this methodology to land sale transactions that meet this fact pattern.

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

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, March 31, 2023	26,710,432	$13,356	$343,438	$(2,529)	$107,417	$461,682	$15,370	$477,052
Net income	—	—	—	—	267	267	(3)	264
Other comprehensive income	—	—	—	762		762	—	762
Restricted stock issuance	8,341	3	(4)	—	—	(1)	—	(1)
Stock compensation	—	—	1,000	—	—	1,000	—	1,000
Shares withheld for taxes and tax benefit of vested shares	—	—	—	—	—	—	—	—
Balance, June 30, 2023	26,718,773	$13,359	$344,434	$(1,767)	$107,684	$463,710	$15,367	$479,077

Balance, March 31, 2022	26,473,349	$13,237	$345,166	$(5,032)	$94,142	$447,513	$15,369	$462,882
Net loss	—	—	—	—	(667)	(667)	5	(662)
Other comprehensive income	—	—	—	1,113		1,113	—	1,113
Restricted stock issuance	11,598	5	(6)	—	—	(1)	—	(1)
Stock compensation	—	—	977	—	—	977	—	977
Shares withheld for taxes and tax benefit of vested shares	—	—	—	—	—	—	—	—
Balance, June 30, 2022	26,484,947	$13,242	$346,137	$(3,919)	$93,475	$448,935	$15,374	$464,309

See accompanying notes.

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	26,541,553	$13,271	$345,344	$(2,028)	$105,643	$462,230	$15,364	$477,594
Net income	—	—	—	—	2,041	2,041	3	2,044
Other comprehensive income	—	—	—	261	—	261	—	261
Restricted stock issuance	356,065	177	(179)	—	—	(2)	—	(2)
Stock compensation	—	—	1,774	—	—	1,774	—	1,774
Shares withheld for taxes and tax benefit of vested shares	(178,845)	(89)	(2,505)	—	—	(2,594)	—	(2,594)
Balance, June 30, 2023	26,718,773	$13,359	$344,434	$(1,767)	$107,684	$463,710	$15,367	$479,077

Balance, December 31, 2021	26,400,921	$13,200	$344,936	$(6,822)	$89,835	$441,149	$15,362	$456,511
Net income	—	—	—	—	3,640	3,640	12	3,652
Other comprehensive income	—	—	—	2,903	—	2,903	—	2,903
Restricted stock issuance	147,886	73	(74)	—	—	(1)	—	(1)
Stock compensation	—	—	2,366	—	—	2,366	—	2,366
Shares withheld for taxes and tax benefit of vested shares	(63,860)	(31)	(1,091)	—	—	(1,122)	—	(1,122)
Balance, June 30, 2022	26,484,947	$13,242	$346,137	$(3,919)	$93,475	$448,935	$15,374	$464,309
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
The periods ended June 30, 2023 and 2022 include the consolidation of CFL’s statement of operations within the resort/residential real estate development segment, statements of changes in equity and noncontrolling interests, and statements of cash flows. The Company’s June 30, 2023 and December 31, 2022 balance sheets are presented on a consolidated basis, including the consolidation of CFL.
The Company has identified five reportable segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations. Information for the Company’s reportable segments is presented in its Consolidated Statements of Operations. The Company’s reportable segments follow the same accounting policies used for the Company’s consolidated financial statements. The Company uses segment profit or loss and equity in earnings of unconsolidated joint ventures as the primary measures of profitability to evaluate operating performance and to allocate capital resources.
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
Financial Instruments
Certain financial instruments are carried on the consolidated balance sheet at cost or amortized cost basis, which approximates fair value due to their short-term and highly liquid nature.  These instruments include cash and cash equivalents, restricted cash, time deposits, accounts receivable, security deposits held for customers, accounts payable, and other accrued liabilities. The fair value of the notes payable also approximates their carrying value, as the interest rates are primarily variable and approximate prevailing market interest rates for similar debt arrangements.
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relates to funds held in escrow. The Company had $500,000 of restricted cash as of June 30, 2023.
Recent Accounting Pronouncements
No new ASU is applicable to our consolidated financial statements as of June 30, 2023.
2.    EQUITY
Earnings Per Share (EPS)
Basic net income or loss per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted net income or loss per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding and the weighted-average number of shares outstanding assuming the issuance of common stock upon exercise of stock options, warrants to purchase common stock, and the vesting of restricted stock grants per ASC Topic 260, “Earnings Per Share.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted-average number of shares outstanding:
Common stock	26,713,090	26,480,405	26,680,508	26,456,330
Common stock equivalents	87,146	47,507	65,194	57,665
Diluted shares outstanding	26,800,236	26,527,912	26,745,702	26,513,995

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

($ in thousands)		June 30, 2023		December 31, 2022
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		$21,320	$21,236	$13,916	$13,832
with unrealized losses for more than 12 months		499	493	500	499
with unrealized gains		—	—	1,250	1,251
Total U.S. Treasury and agency notes	Level 2	21,819	21,729	15,666	15,582
Corporate notes
with unrealized losses for less than 12 months		16,510	16,478	17,236	17,112
with unrealized losses for more than 12 months		1,453	1,444	251	250
with unrealized gains		—	—	499	500
Total Corporate notes	Level 2	17,963	17,922	17,986	17,862

		$39,782	$39,651	$33,652	$33,444
ASC Topic 326, "Financial Instruments - Credit Losses," requires the Company to use an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At June 30, 2023, the Company has not recorded any credit losses.
As of June 30, 2023, the fair market value of marketable securities was $131,000 below their cost basis. The Company’s gross unrealized holding gains equaled $0 and gross unrealized holding losses equaled $131,000. For the six-months ended June 30, 2023, the adjustment to accumulated other comprehensive loss reflected an improvement in market value of $77,000, including estimated taxes of $22,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326. The accrued interest receivables balance totaled $239,000 as of June 30, 2023 and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at June 30, 2023 and December 31, 2022 were caused by relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. As of June 30, 2023 and December 31, 2022, the Company did not intend to sell these securities and it is not more-likely-than-not the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of June 30, 2023 and December 31, 2022.
Corporate notes
The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of June 30, 2023 and December 31, 2022, the Company did not intend to sell these securities and it is not more-likely-than-not the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of June 30, 2023 and December 31, 2022.

The following tables summarize the maturities, at par, of marketable securities as of:

	June 30, 2023
($ in thousands)	2023	2024	Total
U.S. Treasury and agency notes	$11,070	$10,866	$21,936
Corporate notes	15,493	2,500	17,993
	$26,563	$13,366	$39,929

	December 31, 2022
($ in thousands)	2023	2024	Total
U.S. Treasury and agency notes	$15,225	$500	$15,725
Corporate notes	17,470	500	17,970
	$32,695	$1,000	$33,695
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of June 30, 2023.
4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	June 30, 2023	December 31, 2022
Real estate development
Mountain Village	$154,105	$153,156
Centennial	116,781	115,221
Grapevine	39,908	39,273
Tejon Ranch Commerce Center	16,727	13,643
Real estate development	$327,521	$321,293

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	$20,710	$20,590
Less accumulated depreciation	(3,823)	(3,650)
Real estate and improvements - held for lease, net	$16,887	$16,940

5.     LONG-TERM WATER ASSETS
Long-term water assets consist of water and water contracts held for future use or sale. The water is held at cost, which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. Water is currently held in a water bank on Company land in southern Kern County and by the TCWD in the Kern Water Banks.
The Company has secured SWP entitlements under long-term SWP water contracts within the Tulare Lake Basin Water Storage District, or Tulare Lake Basin, and the Dudley-Ridge Water District, or Dudley-Ridge, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and have been transferred to the AVEK for the Company's use in the Antelope Valley. In 2013, the Company acquired a contract to purchase water that obligates the Company to purchase 6,693 acre-feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County.
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
Water revenues and cost of sales were as follows for the six months ended ($ in thousands):

	June 30, 2023	June 30, 2022
Acre-Feet Sold	3,050	8,470

Revenues	$5,099	$12,407
Cost of sales	2,976	7,980
Profit	$2,123	$4,427

The costs assigned to water assets held for future use were as follows ($ in thousands):

	June 30, 2023	December 31, 2022
Banked water and water for future delivery	$25,548	$23,855
Transferable water	4,556	1,455
Total water held for future use at cost	$30,104	$25,310

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	June 30, 2023		December 31, 2022
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(6,031)	$11,581	$(5,790)
Nickel water rights	18,740	(6,211)	18,740	(5,890)
Tulare Lake Basin water rights	6,479	(3,505)	6,479	(3,385)
	$36,800	$(15,747)	$36,800	$(15,065)
Net cost of purchased water contracts	21,053		21,735
Total cost water held for future use	30,104		25,310
Net investments in water assets	$51,157		$47,045

Water contracts with the WRMWSD, and TCWD are also in place, but were entered into with each district at inception of the contract, and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage, are:

(in acre-feet, unaudited)	June 30, 2023	December 31, 2022
Water held for future use
TCWD - Banked water owned by the Company	58,432	52,554
Company water bank	50,993	50,349
Transferable water	8,439	2,548
Total water held for future use	117,864	105,451
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	149,297	136,884
Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with PEF in 2015. PEF is the current lessee of the Company in a land lease for the operation of a power plant. Pursuant to the Water Supply Agreement, PEF may purchase from the Company up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from the Company in any year but is required to pay the Company an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2023 is $1,261 per acre-foot of annual water, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following:

($ in thousands)	June 30, 2023	December 31, 2022
Accrued vacation	$698	$735
Accrued paid personal leave	324	348
Accrued bonus	1,153	2,280
Other	249	239
	$2,424	$3,602
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	June 30, 2023	December 31, 2022
Notes payable	$49,282	$50,154
Less: line-of-credit and current maturities of long-term debt	(1,822)	(1,779)
Less: deferred loan costs	(202)	(214)
Long-term debt, less current portion	$47,258	$48,161
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

The New Term Note had a $47,721,000 balance as of June 30, 2023. The interest rate per annum applicable to the New Term Loan is the daily SOFR plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The New Term Note requires monthly amortization payments pursuant to a schedule set forth in the New Term Note, with the final outstanding principal amount due June 30, 2032. The New Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The New RLC had no outstanding balance as of June 30, 2023. At the Company’s option, the interest rate on this line of credit can float at a rate equal to Daily SOFR plus 1.37% or can be fixed at a rate equal to Term SOFR plus 1.37% above Term SOFR for interest periods elected by the Company. During the term of this RLC (which expires on June 30, 2027), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
The Company also has a $4,750,000 promissory note agreement whose principal and interest due monthly began October 1, 2013. The promissory note is secured by four commercial properties at TRCC-West that are leased by fast casual restaurant operators. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of June 30, 2023 was $1,561,000.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	June 30, 2023	December 31, 2022
Pension liability (See Note 13)	$6	$38
Supplemental executive retirement plan liability (See Note 13)	6,087	6,186
Excess joint venture distributions and other	9,527	4,156
Total	$15,620	$10,380

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

The following is a summary of the Company’s Performance Condition Grants outstanding as of June 30, 2023:

Performance Condition Grants
Target performance	33,648
Maximum performance	100,945

The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance grants for the six months ended June 30, 2023:

June 30, 2023
Stock Grants Outstanding Beginning of Period at Target Achievement	234,899
New Stock Grants/Additional Shares due to Achievement in Excess of Target	321,026
Vested Grants	(169,621)
Expired/Forfeited Grants	(2,682)
Stock Grants Outstanding End of Period at Target Achievement	383,622
The following is a summary of the assumptions used to determine the fair value for the Company’s outstanding market-based Performance Condition Grants as of June 30, 2023:

($ in thousands except for share prices)
Grant date	12/11/2020	03/18/2021	12/16/2021	03/17/2022	12/14/2022	06/16/2023	06/16/2023
Vesting end	12/31/2023	03/18/2024	12/16/2024	03/17/2025	12/14/2025	12/31/2023	12/31/2025
Target share price to achieve award	$17.07	$20.02	$21.58	$20.43	$21.99	$19.24	$20.72

Expected volatility	29.25%	30.30%	31.29%	31.54%	32.14%	27.09%	26.58%
Risk-free interest rate	0.19%	0.33%	0.92%	2.13%	3.84%	5.2%	4.38%

Fair value per share at grant date	$15.59	$18.82	$21.48	$21.75	$26.00	$13.18	$20.24
Shares granted	3,628	10,905	3,536	13,338	4,613	33,035	28,545
Total fair value of award	$57	$205	$76	$290	$120	$435	$578
The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of June 30, 2023 were $3,835,000 and 21 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. The fair value of Performance Milestone Grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant multiplied by the number of shares probable to vest based on the estimated achievement of specific performance measures. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company will adjust stock compensation costs according to the actual outcome of the performance condition.
Under the 2023 Stock Incentive Plan, each non-employee director receives a portion of his or her annual compensation in stock. The stock is granted at the end of each quarter based on the quarter-end stock price.
The following table summarizes stock compensation costs for the Company's 2023 Stock Incentive Plan, and outstanding grants for the 1998 Stock Incentive Plan, or the Employee Plan for the following periods:

($ in thousands)	Six Months Ended June 30,
Employee:	2023	2022
Expensed	$1,220	$1,789
Capitalized	269	279
	1,489	2,068
Director - Expensed	285	298
Total Stock Compensation Costs	$1,774	$2,366

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
As of June 30, 2023, the fair value of the interest rate swap agreement was greater than its cost basis and as such the mark-to-market adjustment is recorded within Other Assets on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of June 30, 2023 and December 31, 2022 ($ in thousands):

June 30, 2023
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
June 30, 2022	June 30, 2032	Level 2	4.62%	$1,716	$47,721

December 31, 2022
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
June 30, 2022	June 30, 2032	Level 2	4.62%	$1,430	$48,462
11.     INCOME TAXES
The Company’s provision for income taxes as of June 30, 2023 has been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the six months ended June 30, 2023, the Company’s income tax expense was $1,404,000 compared to $3,041,000 for the six months ended June 30, 2022. Effective tax rates were 41% and 45% for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had income tax payables of $873,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.
For the six months ended June 30, 2023, the Company’s effective tax rate was above statutory tax rates as a result of permanent differences related to Section 162(m) limitations. Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
12.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $12,577,000 is expected to be paid in 2023. For the first six months of 2023, the Company has paid $9,686,000 for this water. These estimated water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. Contractual obligations for future water payments were $267,967,000 as of June 30, 2023.
Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be determined until the future payment dates. As of June 30, 2023, the Company believes the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.

Community Facilities Districts
The TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. For the development of the TRCC, TRPFFA has created two CFDs: the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $19,540,000 of outstanding bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $72,055,000 of outstanding bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $44,035,000 of additional bond debt authorized by TRPFFA that can be sold in the future.
In connection with the sale of the bonds, there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. The Company believes the letter of credit will never be drawn upon. The letter of credit is for two years and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $62,000.
As a landowner in each CFD, the Company is obligated to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of June 30, 2023, there were no additional improvement funds remaining from the West CFD bonds. There are $9,763,557 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal 2023, the Company expects to pay approximately $2,816,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future, based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on June 30, 2023.
Centennial
On April 30, 2019, the Los Angeles County Board of Supervisors granted final entitlement approval for the Centennial project. On May 15, 2019, Climate Resolve filed an action in Los Angeles Superior Court (the Climate Resolve Action), pursuant to the CEQA and the California Planning and Zoning Law, against the County of Los Angeles and the Los Angeles County Board of Supervisors (collectively, LA County) concerning LA County’s granting of approvals for the Centennial project, including certification of the final EIR and related findings (Centennial EIR); approval of associated general plan amendments; adoption of associated zoning; adoption of the Centennial Specific Plan; approval of a subdivision map for financing purposes; and adoption of a development agreement, among other approvals (collectively, the Centennial Approvals). Separately, on May 28, 2019, the CBD and the CNPS filed an action in Los Angeles County Superior Court (the CBD/CNPS Action) against LA County; like the Climate Resolve Action, the CBD/CNPS Action also challenges the Centennial Approvals. The Company, its wholly owned subsidiary Tejon Ranchcorp, and CFL are named as real parties-in-interest in both the Climate Resolve Action and the CBD/CNPS Action.
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
On April 5, 2021, the court issued its decision denying the petition for writ of mandate by CBD/CNPS and granting the petition for writ of mandate filed by Climate Resolve. In granting Climate Resolve’s petition, the court found three specific areas where the EIR for the project was lacking. The court ruled that California’s Cap-and-Trade Program cannot be used as a compliance pathway for mitigating GHG impacts for the project and therefore further ruled that additional analysis will be required related to all feasible mitigation of GHG impacts. The court also found that the EIR must provide additional analysis and explanation of how wildland fire risk on lands outside of the project site, posed by on-site ignition sources, is mitigated to less than significant. On April 19, 2021, CBD filed a motion for reconsideration with the court on the denial of their petition for writ of mandate to be granted prevailing party status in the Climate Resolve Action (“Motion for Reconsideration”). The hearing on the Motion for Reconsideration originally scheduled for August 13, 2021 was rescheduled to December 1, 2021.
On November 30, 2021, the Company, together with Ranchcorp and Centennial, entered into a Settlement Agreement with Climate Resolve. Pursuant to the Settlement Agreement, the Company has agreed: (1) to make Centennial a net zero GHG emissions project through various on-site and off-site measures including but not limited to, installing electric vehicle chargers and establishing and funding incentive programs for the purchase of electric vehicles; (2) to fund certain on-site and off-site fire protection and prevention measures; and (3) to provide annual public reports and create an organization to monitor progress towards these commitments. The foregoing is only a summary of the material terms of the Settlement Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Settlement Agreement. In exchange, Climate Resolve filed a request for dismissal of the Climate Resolve Action with prejudice from the Los Angeles County Superior Court. On December 3, 2021, the Los Angeles Superior Court granted and entered Climate Resolve’s dismissal with prejudice concluding the Climate Resolve Action. On December 1, 2021, the Los Angeles Superior Court continued CBD/CNPS Motion for Reconsideration to January 14, 2022, directing CBD/CNPS to evaluate the Settlement Agreement reached in the Climate Resolve Action to address issues surrounding remedies should CBD be granted prevailing party status in the Climate Resolve Action, and to evaluate the potential to settle or otherwise address CBD’s objections to the Centennial project. To that end, the Company met and conferred twice on January 4, 2022 and January 20, 2022. On January 14, 2022, the Los Angeles County Superior Court heard CBD/CNPS' Motion for Reconsideration and issued its decision granting CBD/CNPS prevailing party status in the Climate Resolve Action.
The Los Angeles County Superior Court, or the Court, set a tentative hearing date of February 25, 2022 concerning the entry of final judgment and awarding of appropriate remedies. Upon mutual request of the parties and approval by the Court, the February 25, 2022 hearing date was extended to September 7, 2022. On September 7, 2022, the Parties appeared before the Court concerning the entry of final judgment and the setting of appropriate remedies. The Court, upon hearing oral argument, ordered the parties to continue to meet and confer for an additional 30 days and continued the September 7th hearing to October 7, 2022. On October 3, 2022, the Court issued an order on the Court’s own continuance to further continue the October 7, 2022 hearing to October 21, 2022. Upon mutual request of the Parties and approval by the Court, the Parties extended the October 21, 2022 hearing date to October 26, 2022. At the October 26th hearing, the Court agreed to: (a) hear the Company’s Motion for Reconsideration as to the successful challenges Climate Resolve prevailed upon within the Climate Resolve Action and ordered the Parties to appear on December 14, 2022 to hear the Company’s Motion for Reconsideration and (b) rule on the entry of final judgment and setting of remedies at a February 17, 2023 hearing date.
At the December 14, 2022 hearing, the Court denied the Company’s Motion for Reconsideration (finding that the Company’s motion failed to support the statutory elements necessary to prevail on such motion). At the February 17, 2023 hearing, the Court took into submission the Parties’ legal briefs and oral arguments. On March 22, 2023, the Court decided in favor of CBD/CNPS when the Judge signed CBD/CNPS’s proposed form of judgment, which included a full rescission of the Centennial project approvals previously issued by Los Angeles County. On May 26, 2023, the Company filed a Notice of Appeal with the Superior Court, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. During the appeal process the Superior Court’s order of the rescission of project approvals have been placed on hold.
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
The outcome of these other proceedings is not predictable. However, based on current circumstances, the Company believes the ultimate resolution of these other proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows, either individually or in the aggregate.
13.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, which covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). In April 2017, the Company froze the Benefit Plan as it relates to future benefit accruals for participants. The Company expects to contribute $165,000 to the Benefit Plan in 2023.

Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At June 30, 2023 and December 31, 2022, the investment mixes were roughly consistent at 20% equity, 79% debt, and 1% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. The weighted-average discount rate used in determining the periodic pension cost is 5.00% in 2023 and 2022. The expected long-term rate of return on plan assets is 5.00% for both fiscal 2023 and 2022. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement earnings for the Benefit Plan was as follows:

	Six Months Ended June 30,
($ in thousands)	2023	2022
(Cost)/earnings components:
Interest cost	$(208)	$(156)
Expected return on plan assets	210	276
Net amortization and deferral	(34)	(24)
Total net periodic pension (cost)/earnings	$(32)	$96

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
The pension and retirement expense for the SERP was as follows:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Cost components:
Interest cost	$(146)	$(92)
Net amortization and other	(20)	(58)
Total net periodic pension cost	$(166)	$(150)

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
Real Estate - Commercial/Industrial Development
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
The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Commercial/industrial revenues	$2,633	$2,462	$5,309	$9,811
Equity in earnings of unconsolidated joint ventures	1,938	1,663	3,455	2,876
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	4,571	4,125	8,764	12,687
Commercial/industrial expenses	1,685	1,822	3,380	4,558
Operating results from commercial/industrial and unconsolidated joint ventures	$2,886	$2,303	$5,384	$8,129
Real Estate - Resort/Residential Development
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $324,000 and $423,000 for the three months ended June 30, 2023 and 2022, respectively. The segment generated losses of $712,000 and $846,000 for the six months ended June 30, 2023 and 2022, respectively.
Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Mineral resources revenues	$1,600	$4,131	$8,512	$16,099
Mineral resources expenses	925	2,445	4,991	9,602
Operating results from mineral resources	$675	$1,686	$3,521	$6,497
Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Farming revenues	$1,025	$1,921	$2,210	$2,576
Farming expenses	1,474	3,462	3,487	5,224
Operating results from farming	$(449)	$(1,541)	$(1,277)	$(2,648)

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses, such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Ranch operations revenues	$840	$755	$2,332	$1,803
Ranch operations expenses	1,338	1,250	2,668	2,565
Operating results from ranch operations	$(498)	$(495)	$(336)	$(762)
15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting, unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of June 30, 2023 was $38,350,000. Equity in earnings from unconsolidated joint ventures was $3,455,000 for the six months ended June 30, 2023. The unconsolidated joint ventures have not been consolidated as of June 30, 2023, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC, or Petro, is an unconsolidated joint venture with TravelCenters of America that develops and manages travel plazas, gas stations, convenience stores, and fast-food restaurants throughout TRCC. The Company has 50% of the voting rights but participates in 60% of all profits and losses. The Company does not control the investment due to having only 50% of the voting rights. The Company's partner is the managing partner and performs all of the day-to-day operations and has significant decision-making authority over key business components, such as fuel inventory and pricing at the facilities. The Company's investment in this joint venture was $26,728,000 as of June 30, 2023.
•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company has five active 50/50 joint ventures with Majestic to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint ventures.
•On March 29, 2022, TRC-MRC 5 LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction is financed by a $49,226,000 construction loan that had an outstanding balance of $10,527,000 as of June 30, 2023. This debt is guaranteed by both the Company and Majestic. In December 2022, the Company contributed land with fair value of $8,501,000 to TRC-MRC5, LLC. The total cost of the land was $2,477,000. The Company recognized profit of $3,012,000 and deferred profit of $3,012,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 - Revenue From Contracts With Customers and ASC Topic 323, Investments - Equity Method and Joint Ventures. The project is currently under construction and is expected to be completed by the first quarter of 2024. The joint venture has leased 100% of the rentable space.
•On March 25, 2021, TRC-MRC 4 LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction was completed in the fourth quarter of 2022, and the Company has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $62,198,000 as of June 30, 2023. In 2021, the Company contributed land with a fair value of $8,464,000 to TRC-MRC 4, LLC. The total cost of the land was $2,895,000. The Company recognized profit of $2,785,000 and deferred profit of $2,785,000. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $5,773,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.

•In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary; therefore, it does not consolidate TRC-MRC 3, LLC in its financial statements. The building is 100% leased as of June 30, 2023. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $34,066,000 as of June 30, 2023. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $237,000 as of June 30, 2023.
•In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, which was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028 and has an outstanding principal balance of $22,280,000 as of June 30, 2023. The building is 100% leased as of June 30, 2023. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,970,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
•In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The building is 100% leased as of June 30, 2023. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,776,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $22,470,000 was outstanding as of June 30, 2023.
•TRCC/Rock Outlet Center LLC – This joint venture was formed in 2013 with Rockefeller Group Development Corporation, or Rockefeller. to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. At June 30, 2023, the Company’s equity investment balance in this joint venture was $7,099,000. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. As a result, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On September 7, 2021, the TRCC/Rock Outlet Center LLC joint venture successfully extended the maturity date of its term note with a financial institution from September 5, 2021 to May 31, 2024. In connection with the loan extension, the joint venture also reduced the outstanding amount by $4,600,000. As of June 30, 2023, the outstanding balance of the term note was $27,157,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – CFL is a joint venture with Tri Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of June 30, 2023, the Company owned 93.36% of CFL.
The Company’s investment balance in each of its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The variance represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of those assets.
Unaudited condensed statement of operations for the six months ended June 30, 2023 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of June 30, 2023 and December 31, 2022 are as follows:

	Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$40,214	$49,469	$2,874	$3,256	$1,725	$1,953
18-19 West, LLC	—	—	—	(47)	—	(24)
TRCC/Rock Outlet Center, LLC[1]	1,563	1,376	(872)	(964)	(437)	(482)
TRC-MRC 1, LLC	1,158	801	357	(25)	178	(12)
TRC-MRC 2, LLC	1,431	1,031	734	338	367	169
TRC-MRC 3, LLC	1,081	1,015	207	126	104	63
TRC-MRC 4, LLC	1,759	—	18	(10)	9	(4)
TRC-MRC 5, LLC	—	—	(16)	—	(8)	—
Total	$47,206	$53,692	$3,302	$2,674	$1,938	$1,663

Centennial Founders, LLC	$—	$203	$(71)	$78	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.3 million and $0.3 million for the three months ended June 30, 2023 and June 30, 2022, respectively.

	Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$75,026	$87,797	$5,144	$5,190	$3,087	$3,114
18-19 West, LLC	—	—	—	(47)	—	(24)
TRCC/Rock Outlet Center, LLC[1]	2,994	2,940	(1,759)	(1,378)	(880)	(689)
TRC-MRC 1, LLC	2,119	1,640	453	(6)	226	(3)
TRC-MRC 2, LLC	2,821	2,056	1,401	682	701	341
TRC-MRC 3, LLC	2,132	2,033	403	284	202	142
TRC-MRC 4, LLC	3,535	—	269	(11)	134	(5)
TRC-MRC 5, LLC	—	—	(30)	—	(15)	—
Total	$88,627	$96,466	$5,881	$4,714	$3,455	$2,876

Centennial Founders, LLC	$175	$324	$38	$175	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.6 million and $0.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

	June 30, 2023				December 31, 2022
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity (Deficit)	Equity	Assets	Debt	Equity (Deficit)	Equity
Petro Travel Plaza Holdings, LLC	$83,882	$(12,937)	$65,214	$26,728	$84,225	$(13,318)	$63,069	$25,441
TRCC/Rock Outlet Center, LLC	58,347	(27,157)	30,325	7,099	59,196	(27,707)	30,684	7,279
TRC-MRC 1, LLC	23,687	(22,470)	965	—	24,085	(22,787)	1,042	—
TRC-MRC 2, LLC	18,450	(22,280)	(3,016)	—	18,398	(22,612)	(3,939)	—
TRC-MRC 3, LLC	35,982	(34,066)	2,847	237	36,608	(34,494)	2,690	386
TRC-MRC 4, LLC	51,840	(62,198)	11,169	—	50,497	(40,130)	8,974	4,485
TRC-MRC 5, LLC	20,289	(10,527)	8,570	4,286	8,602	—	—	4,300
Total	$292,477	$(191,635)	$116,074	$38,350	$281,611	$(161,048)	$102,520	$41,891

Centennial Founders, LLC	$103,866	$—	$103,677	***	$102,984	$—	$102,689	***

*** Centennial Founders, LLC is consolidated within the Company's financial statements.
16.    RELATED PARTY TRANSACTIONS
TCWD is a not-for-profit governmental entity organized on December 28, 1965, pursuant to Division 13 of the Water Code, State of California. TCWD is a landowner voting district, which requires an elector, or voter, to be an owner of land located within the district. TCWD was organized to provide the water needs for future municipal, residential, and industrial development. The Company is the largest landowner and taxpayer within TCWD. The Company has a water service contract with TCWD that entitles it to receive all of TCWD’s SWP entitlement and all of TCWD’s banked water. TCWD is also entitled to make assessments of all taxpayers within the district, to the extent funds are required to cover expenses and to charge water users within the district for the use of water. From time to time, the Company transacts with TCWD in the ordinary course of business.
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer is one of nine directors at WRMWSD. As of June 30, 2023, the Company paid $3,474,000 for these water contracts and related costs.

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
OVERVIEW
We are a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians and to create value for our shareholders. In support of these objectives, we have been investing in land planning and entitlement activities for new commercial/industrial and resort/residential land developments and in infrastructure improvements within our active industrial development. Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield.
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets. A key element of our strategy is to entitle and then develop large-scale mixed-use master planned residential and commercial/industrial real estate development projects to serve the growing populations of Southern and Central California. Our mixed-use master planned residential developments include up to 35,278 housing units, and more than 35 million square feet of commercial space. We have obtained entitlements for MV and the first approved final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses. The Grapevine at Tejon Community has approved entitlements for 12,000 units and 5 million square feet of commercial development. Centennial at Tejon Ranch, or Centennial, had entitlements approved in 2018, and received legislative approvals in 2019 from the Los Angeles County Board of Supervisors. The approvals were litigated in May 2019 and the Company has since worked on addressing the ongoing litigation, including considering all options to address the Court’s January 2022 decision and the Court’s March 22, 2023 judgment. On May 26, 2023, we filed a Notice of Appeal with the Superior Court, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for additional information regarding the Centennial litigation.
We are currently executing on value creation as we are engaged in construction, commercial sales, and leasing at our fully operational commercial/industrial center TRCC. As previously reported, we received approval from Kern County allowing for development of multi-family apartment uses within the TRCC, on a 27-acre site located immediately north of the Outlets at Tejon. This authorization allows us to develop up to a maximum of 495 multi-family residences, in thirteen apartment buildings, as well as approximately 6,500 square feet of community amenity space and up to 8,000 square feet of community serving retail. All of these efforts are supported by diverse revenue streams generated from other operations including: farming, mineral resources, ranch operations, and our various joint ventures.

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
◦TRC-MRC 4, LLC was formed in 2021 to pursue the development, construction, leasing and management of a 629,274 square foot industrial building in TRCC-East that is fully leased; and
◦TRC-MRC 5 LLC was formed on March 29, 2022, to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The project is currently under construction and is expected to be completed by the first quarter of 2024. The building is fully leased.
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
Summary of 2023 Performance
For the three months ended June 30, 2023, we had net income attributable to common stockholders of $267,000 compared to a net loss of $667,000 for the three months ended June 30, 2022. The primary driver of this improvement was from our farming segment which had a $1,092,000 improvement in its operating results driven by lower fixed water costs. Additionally, our investment balances increased over the comparative period resulting in an increase in investment income of $540,000. Offsetting these improvements was the heavy California winter rainfalls, which severely limited water sales opportunities resulting in a $1,011,000 decline in mineral resources operating profits. Additionally, income taxes increased by $396,000 as a result of the overall improved operating results.
For the six months ended June 30, 2023, we had net income attributable to common stockholders of $2,041,000 compared to $3,640,000 for the same period in 2022. This decline is attributed to a $4,278,000 decline in operating income. The primary factors driving this decline are the absence of having a land sale in 2023 along with limited opportunities to sell water as a result of the 100% SWP allocation. Operating profits within the farming segment partially offset these declines as a result of having lower fixed water costs and recognizing less cost of goods sold from selling fewer almonds over the comparative period. Additional factors offsetting the declines in operating profits include: improvements in joint venture operating results due to rent escalations and new leases that have higher leasing rates, higher investment income as a result of higher interest rates and invested balances, and lastly lower income taxes as a result of having less operating income.
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
Critical Accounting Estimates
The preparation of our interim financial statements in accordance with GAAP in the United States, or GAAP, requires us to make estimates and judgments that affect the reported amounts for assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, use of different estimates that we reasonably could have used in the current period, or would have a material impact on our financial condition or results of operations. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, allocation of costs related to land sales and leases, stock compensation, and our future ability to utilize deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
During the six months ended June 30, 2023, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately, to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation, as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,096	$996	$100	10%
TRCC Leasing	421	366	55	15%
TRCC management fees and reimbursements	249	365	(116)	(32)%
Commercial leases	165	162	3	2%
Communication leases	278	255	23	9%
Landscaping and other	424	318	106	33%
Total commercial/industrial revenues	$2,633	$2,462	$171	7%
Total commercial/industrial expenses	$1,685	$1,822	$(137)	(8)%
Operating income from commercial/industrial	$948	$640	$308	48%

•Commercial/industrial real estate development segment revenues were $2,633,000 for the three months ended June 30, 2023, an increase of $171,000, or 7%, from $2,462,000 for the three months ended June 30, 2022. This increase is primarily attributed to normal rent escalations along with an increase in variable rent associated with our Calpine power plant lease.
•Commercial/industrial real estate development segment expenses were $1,685,000 for the three months ended June 30, 2023, a decrease of $137,000, or 8%, from $1,822,000 for the three months ended June 30, 2022. This decrease is primarily attributed to a decline in legal fees of $71,000. Legal fees are typically transaction based. In years when there are large land sales, we expect an increase in legal fees. Through the first six months of 2023 there have been no land sales. Partially offsetting this decrease is an increase in marketing support, as we develop an updated marketing strategy for TRCC.

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Commercial revenues
Pastoria Energy Facility	$2,356	$1,992	$364	18%
TRCC Leasing	826	754	72	10%
TRCC management fees and reimbursements	447	950	(503)	(53)%
Commercial leases	322	316	6	2%
Communication leases	531	508	23	5%
Landscaping and other	827	610	217	36%
Land sale	—	4,681	(4,681)	(100)%
Total commercial revenues	$5,309	$9,811	$(4,502)	(46)%
Total commercial expenses	$3,380	$4,558	$(1,178)	(26)%
Operating income from commercial/industrial	$1,929	$5,253	$(3,324)	(63)%

•Commercial/industrial real estate development segment revenues were $5,309,000 for the first six months of 2023, a decrease of $4,502,000, or 46%, from $9,811,000 for the first six months of 2022. The absence of land sales in 2023 was the primary driver of this decrease.
•Commercial/industrial real estate development segment expenses were $3,380,000 during the first six months of 2023, a decrease of $1,178,000, or 26%, from $4,558,000 during the first six months of 2022. The decrease is attributed to not incurring land cost of sales due to the absence of land sales in 2023.
The logistics operators currently located within TRCC have demonstrated success in serving all of California and the western region of the United States, and we showcase their success in our marketing efforts. We expect to continue to focus our marketing strategy for TRCC on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the demonstrated success of the current tenants and owners within our development. Our location fits within the logistics model that many companies are using, which favors large, centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies, rather than many decentralized smaller distribution centers. The world-class logistics operators located within TRCC have demonstrated success through utilization of this model. With access to markets of over 40 million people for next-day delivery service, they are also demonstrating success with e-commerce fulfillment.
Our FTZ designation allows businesses to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of the trade zone. This FTZ designation is further supplemented by the AKIP adopted by the Kern County Board of Supervisors. AKIP aims to expand and enhance Kern County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. AKIP provides incentives such as assistance in obtaining tax incentives, building supporting infrastructure, and workforce development.
We believe the FTZ and AKIP, along with our ability to provide fully entitled, shovel-ready land parcels to support buildings of any size, including buildings one million square feet or larger, can provide us with a potential marketing advantage. Our marketing efforts target the Inland Empire region of Southern California, the Santa Clarita Valley of northern Los Angeles County, the northern part of the San Fernando Valley - due to the limited availability of new product and high real estate costs in these locations, and the San Joaquin Valley of California. We continue to analyze the market and evaluate expansions of industrial buildings for lease either on our own or in partnerships, as we have done with the buildings developed within our joint ventures.
A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles, which continues its expansion eastward beyond Riverside and San Bernardino, to include Perris, Moreno Valley, and Beaumont. As development in the Inland Empire continues to move east and farther away from the ports, the potential disadvantage of our distance from the ports is being mitigated. Demand for large distribution facilities is continuing to drive development farther east in a search for large, entitled parcels.
During the quarter ended June 30, 2023, vacancy rates in the Inland Empire ticked up 100 basis points to 2.9% and net absorption failed to surpass new supply. However, average asking rents posted a new record-high rate of $1.64 per square foot, a 6.5% increase from June 30, 2022. As lease rates increase in the Inland Empire, we may experience greater pricing advantages due to our lower land basis. The San Fernando Valley and Ventura County industrial markets continue to see tight conditions, as vacancy and availability sit at historically low numbers. Some vacancy was returned to the market, and the overall vacancy rate in the San Fernando Valley increased by 20 basis points to 0.8%, while in Ventura County, it also rose by 20 basis points to 1.5%. Average asking rates remained strong in the San Fernando Valley at $1.66 per square foot, whereas Ventura County saw a slight decrease to $1.23 per square foot.
Industrial vacancy rates are expected to remain low, and industrial users seeking larger spaces are going further north into neighboring Kern County, and particularly, TRCC, which has attracted increased attention as market conditions continue to tighten. Additionally, TRCC is in a position to capture tenant awareness due to our ability to provide a competitive alternative for users in the Inland Empire and the Santa Clarita Valley. The Company's TRC-MRC 5 LLC joint venture with Majestic Realty Co., or Majestic, a Los Angeles-based commercial industrial developer, was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. This industrial building is currently under construction with completion expected during the first quarter of 2024. A lease was secured, in advance of construction, for the entirety of this space, with Sunrise Brands, a leading designer, producer, distributor, and retailer of both branded and private-label apparel.
We expect our commercial/industrial real estate development segment to continue to experience costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs, as we continue to pursue development opportunities. We continue to see the impact of inflation within our construction costs and expect our costs to be impacted by inflation throughout 2023. From a macroeconomic perspective, the tightening of capital markets may cause a near-term slow down in new commercial real estate developments.

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
Resort/residential real estate development segment expenses were $324,000 for the three months ended June 30, 2023, a decrease of $99,000, or 23%, from $423,000 for the three months ended June 30, 2022. The decrease is mainly attributed to a decrease in payroll costs due to the departure of a highly compensated executive during 2023.
Resort/residential real estate development segment expenses were $712,000 for the first six months of 2023, a decrease of $134,000, or 16%, from $846,000 for the first six months of 2022. The decrease is namely attributed to a decrease in payroll and consulting costs.
Our long-term business plan of developing the communities of MV, Centennial, and Grapevine remains unchanged. As home buyer trends change in California to a more suburban orientation and the economy stabilizes, we believe the perception of land values will continue to improve. Long-term macro fundamentals, primarily California's population growth and household formation, will also support housing demand in our region. California also has a significant documented housing shortage, which we believe our communities will help ease. Most of the expenditures and capital investment to be incurred within our resort/residential real estate segment are expected to continue to focus on the mixed-use master planned communities of Centennial, Grapevine, and Mountain Village.
As we move forward with our master planned communities, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of additional common stock.
Mineral Resources:

	Three Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Mineral resources revenues
Oil and gas	$319	$436	$(117)	(27)%
Cement	786	851	(65)	(8)%
Rock aggregate	487	548	(61)	(11)%
Exploration leases	8	27	(19)	(70)%
Water Sales	—	2,250	(2,250)	(100)%
Reimbursables and other	—	19	(19)	(100)%
Total mineral resources revenues	$1,600	$4,131	$(2,531)	(61)%
Total mineral resources expenses	$925	$2,445	$(1,520)	(62)%
Operating income from mineral resources	$675	$1,686	$(1,011)	(60)%

•Mineral resources segment revenues were $1,600,000 for the three months ended June 30, 2023, a decrease of $2,531,000, or 61%, from $4,131,000 for the three months ended June 30, 2022. The reduction in revenues is primarily attributed to a decline in water sales, as a result of increased water availability due to a very wet winter.
•Mineral resources segment expenses were $925,000 for the three months ended June 30, 2023, a decrease of $1,520,000, or 62%, from $2,445,000 for the three months ended June 30, 2022. This decrease is consistent with the reduced water sales volume when compared to the previous year.

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Mineral resources revenues
Oil and gas	$517	$710	$(193)	(27)%
Cement	1,190	1,434	(244)	(17)%
Rock aggregate	786	799	(13)	(2)%
Exploration leases	17	70	(53)	(76)%
Water Sales	5,099	12,407	(7,308)	(59)%
Reimbursables and other	903	679	224	33%
Total mineral resources revenues	$8,512	$16,099	$(7,587)	(47)%
Total mineral resources expenses	$4,991	$9,602	$(4,611)	(48)%
Operating income from mineral resources	$3,521	$6,497	$(2,976)	(46)%

◦Mineral resources segment revenues were $8,512,000 for the first six months of 2023, a decrease of $7,587,000, or 47%, from $16,099,000 for the first six months of 2022. The reduction in revenues is primarily attributed to increased water availability. The SWP allocation is currently at 100%, whereas in 2022 it was at 5%, which severely limits the Company's water sales opportunities.
◦Mineral resources segment expenses were $4,991,000 for the first six months of 2023, a decrease of $4,611,000, or 48%, when compared to the same period in 2022. This decrease is consistent with the reduced water sales volume when compared to the previous year. This decrease was partially offset by an increase in property tax expense.
As anticipated changes arise in the future related to groundwater management in California, such as limits on groundwater pumping, we believe our water assets, including water banking operations, ground water recharge programs, and access to water contracts like those we have purchased in the past, will become even more important and valuable in servicing our projects and providing opportunities for water sales to third parties.
The price per barrel of oil has decreased from the first quarter of 2022 levels leading to declines in production. Prices for oil and natural gas fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as: changes in domestic and global supply and demand, domestic and global inventory levels, political and regulatory conditions in California, and international disputes, such as current conflicts in Eastern Europe. Production has seen an overall decline in California as a result of regulatory conditions.
Farming:

	Three Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Farming revenues
Almonds	$878	$1,643	$(765)	(47)%
Hay	—	204	(204)	(100)%
Other	147	74	73	99%
Total farming revenues	$1,025	$1,921	$(896)	(47)%
Total farming expenses	$1,474	$3,462	$(1,988)	(57)%
Operating loss from farming	$(449)	$(1,541)	$1,092	(71)%
•Farming segment revenues were $1,025,000 for the three months ended June 30, 2023, a decrease of $896,000, or 47%, from $1,921,000 during the same period in 2022. The decrease is attributed to a decrease in almond and hay sales. The decline in almond sales is attributed to carrying over less crop when compared to 2022. Comparatively we sold 508,000 and 722,000 pounds of almonds during the three months ended June 30, 2023 and 2022, respectively.
•Farming segment expenses were $1,474,000 for the three months ended June 30, 2023, a decrease of $1,988,000, or 57%, from $3,462,000 during the same period in 2022. The decrease in expenses resulted from having fewer almond sales over the comparative periods. Additionally, the Company incurred less fixed water charges from WRMWSD, given the increase in water availability in 2023.

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Farming revenues
Almonds	$1,572	$2,126	$(554)	(26)%
Pistachios	(4)	—	(4)	100%
Wine grapes	39	—	39	100%
Hay	175	318	(143)	(45)%
Other	428	132	296	224%
Total farming revenues	$2,210	$2,576	$(366)	(14)%
Total farming expenses	$3,487	$5,224	$(1,737)	(33)%
Operating loss from farming	$(1,277)	$(2,648)	$1,371	(52)%

•Farming segment revenues were $2,210,000 for the first six months of 2023, a decrease of $366,000, or 14%, from $2,576,000 during the same period in 2022. The decline is primarily driven by a decline in almond selling price, along with variations in the mix of almonds sold. During 2022, a majority of the almonds sold were of the Nonpareil and Monterey varieties, which generally sell at a higher price. In terms of units sold, the Company sold 914,000 and 991,000 pounds of almonds during the six months ended June 30, 2023 and 2022, respectively. The aforementioned declines in almond revenues were partially offset by water usage reimbursements classified under "Other".
•Farming segment expenses were $3,487,000 for the first six months of 2023, a decrease of $1,737,000, or 33%, from $5,224,000 when compared to the same period in 2022. The decline in farming expenses is primarily driven by lower almond cost of sales that resulted from lower almond carrying costs as a result of an inventory write down that was recorded on the 2022 crop. Additionally, the Company incurred less fixed water charges from WRMWSD given the increase in water availability in 2023.

Our almond, pistachio, and wine grape crop sales are highly seasonal with most of our sales occurring during the third and fourth quarters. Each year almonds and pistachios are sold at market prices, while grapes are sold to wineries at contracted prices. We expect that our farming operations during 2023 will continue to be impacted by higher costs of production, such as fuel costs, fertilizer costs, pest control costs, and labor costs. Higher than historically normal almond inventory levels are anticipated to have a continuing adverse effect on selling prices for the remainder of 2023. The current subjective estimate for the 2023 almond crop is 2.6 billion pounds, which is consistent with 2022.
Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know the impact of 2022/2023 winter weather conditions on 2023 production until the late summer of 2023.
Lastly, the impact of state ground water management laws on new plantings and continuing crop production remains unknown. Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water, and the absence of available alternatives during drought periods, could potentially cause permanent damage to orchards and vineyards throughout California. While this could impact us, we believe we have sufficient water resources available to meet our requirements for the next crop year.

Ranch Operations:

	Three Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Ranch Operations revenues
Game management and other [1]	$373	$461	$(88)	(19)%
Grazing	467	294	173	59%
Total Ranch Operations revenues	$840	$755	$85	11%
Total Ranch Operations expenses	$1,338	$1,250	$88	7%
Operating loss from Ranch Operations	$(498)	$(495)	$(3)	1%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
•Ranch operations revenues were $840,000 for the three months ended June 30, 2023, an increase of $85,000, or 11%, from $755,000 for the same period in 2022. The increase is primarily attributed to higher grazing lease revenues.
•Ranch operations expenses were $1,338,000 for the three months ended June 30, 2023, an increase of $88,000, or 7%, from $1,250,000 for the same period in 2022. This slight increase is attributed to an increase in insurance costs and outside landscaping services when compared to the prior period. The increase in landscaping services will continue throughout the year as we shift to third-parties for landscaping services.

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Ranch Operations revenues
Game Management and other [1]	$1,403	$1,163	$240	21%
Grazing	929	640	289	45%
Total Ranch Operations revenues	$2,332	$1,803	$529	29%
Total Ranch Operations expenses	$2,668	$2,565	$103	4%
Operating loss from Ranch Operations	$(336)	$(762)	$426	(56)%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
•Ranch operations revenues were $2,332,000 for the first six months of 2023, an increase of $529,000, or 29%, from $1,803,000 for the same period in 2022. The increase is primarily attributed to higher grazing lease revenues. Additionally, this segment had higher filming location revenues that resulted from a major television series that temporarily relocated its filming operations, as a result of adverse weather conditions at their normal filming site.
•Ranch operations expenses were $2,668,000 for the first six months of 2023, an increase of $103,000, or 4%, from $2,565,000 for the same period in 2022. This slight increase is attributed to an increase in insurance costs and outside landscaping services when compared to the prior period.
Corporate and Other:
Corporate general and administrative costs were $2,222,000 for the three months ended June 30, 2023, an increase of $37,000, or 2%, from $2,185,000 for the same period in 2022.
Corporate general and administrative costs were $4,509,000 for the first six months of June 30, 2023, a decrease of $91,000, or 2%, from $4,600,000 for the same period in 2022. The decline in expenses relates to the absence of deferred loan cost write-offs that occurred during the previous year when the Company terminated a borrowing arrangement with Wells Fargo and entered into a new arrangement with Bank of America.
Total other income was $587,000 for the three months ended June 30, 2023, an increase of $599,000, from a loss of $12,000 for the same period in 2022. This increase is primarily attributed to an increase in interest income resulting from an increase in marketable securities invested and higher interest rates over the comparative periods.
Total other income was $1,377,000 for the six months ended June 30, 2023, an increase of $454,000, from $923,000 for the same period in 2022. This increase is attributed to an increase in interest income resulting from an increase in marketable securities invested and higher interest rates over the comparative periods.

Joint Ventures:

	Three Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$1,725	$1,953	$(228)	(12)%
18-19 West, LLC	—	(24)	24	(100)%
TRCC/Rock Outlet Center, LLC	(437)	(482)	45	(9)%
TRC-MRC 1, LLC	178	(12)	190	*
TRC-MRC 2, LLC	367	169	198	117%
TRC-MRC 3, LLC	104	63	41	65%
TRC-MRC 4, LLC	9	(4)	13	*
TRC-MRC 5, LLC	(8)	—	(8)	*
Total equity in earnings	$1,938	$1,663	$275	17%
*Percentage change not meaningful

•Equity in earnings was $1,938,000 for the three months ended June 30, 2023, an increase of $275,000, from $1,663,000 during the same period in 2022. The increase is primarily attributed to a combination of new leases at higher rental rates and rent escalations for the TRC-MRC 1-3 joint ventures.

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$3,087	$3,114	$(27)	(1)%
18-19 West, LLC	—	(24)	24	(100)%
TRCC/Rock Outlet Center, LLC	(880)	(689)	(191)	28%
TRC-MRC 1, LLC	226	(3)	229	*
TRC-MRC 2, LLC	701	341	360	106%
TRC-MRC 3, LLC	202	142	60	42%
TRC-MRC 4, LLC	134	(5)	139	*
TRC-MRC 5, LLC	(15)	—	(15)	*
Total equity in earnings	$3,455	$2,876	$579	20%
*Percentage change not meaningful
•Equity in earnings was $3,455,000 for the six months ended June 30, 2023, an increase of $579,000, or 20%, from $2,876,000 during the same period in 2022. The increase is primarily attributed to a combination of new leases at higher rental rates and rent escalations for the TRC-MRC 1-3 joint ventures. Additionally, the lease within the TRC-MRC 4 joint venture commenced in late 2022, bringing on a new revenue stream.
Please refer to "Non-GAAP Financial Measures" for further financial discussion of the results of our joint ventures.
General Outlook
Our operations are seasonal and future results of operations cannot reliably be predicted based on quarterly results. Historically, our largest percentage of farming revenues are recognized during the third and fourth quarters of the fiscal year. Real estate activity and leasing activities are dependent on market circumstances and specific opportunities and therefore are difficult to predict from period to period.
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. We continue to be involved in various legal proceedings related to leased acreage. For further discussion, please refer to Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.

Income Taxes
For the six months ended June 30, 2023, we had net income tax expense of $1,404,000 compared to $3,041,000 for the six months ended June 30, 2022. The effective tax rates approximated 41% and 45% for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, income tax payables were $873,000. We classify interest and penalties incurred on tax payments as income tax expenses. Our effective tax rates were higher than statutory rates primarily because of permanent differences related to Section 162(m). The Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
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
Our cash, cash equivalents and marketable securities totaled $66,993,000 as of June 30, 2023, a decrease of $5,570,000 from $72,563,000 as of December 31, 2022.
The following table shows our cash flow activities for the six months ended June 30,

(in thousands)	2023	2022
Operating activities	$1,169	$2,658
Investing activities	$(9,480)	$(18,427)
Financing activities	$(3,466)	$(2,062)

Operating Activities
During the first six months of 2023, our operations provided $1,169,000 primarily as a result of distributions of earnings from unconsolidated joint ventures and net income from operations.
During the first six months of 2022, our operations provided $2,658,000 primarily as a result of distributions of earnings from unconsolidated joint ventures and net income from operations.
Investing Activities
During the first six months of 2023, investing activities used $9,480,000. We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $10,188,000, which includes predevelopment activities for our master planned communities; $1,006,000 consisting of permitting efforts for MV; $664,000 consisting of permitting efforts for Grapevine; and costs related to litigation defense for Centennial of $1,628,000. At TRCC, we spent $3,667,000 on infrastructure improvements at TRCC-East. Within our farming segment, we spent $2,738,000, which includes cultural costs for orchards currently classified as under development and replacing machinery and equipment. Lastly, we used $4,666,000 to acquire water assets. We had marketable securities of $53,038,000 that matured, and we reinvested $58,930,000. Lastly, we received proceeds of $10,692,000, and $1,324,000 from joint venture distributions, and water sales, respectively.
During the first six months of 2022, investing activities used $18,427,000. We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $12,288,000, which includes predevelopment activities for our master planned communities; $1,292,000 consisting of permitting efforts for MV; $420,000 consisting of permitting efforts for Grapevine, and costs related to litigation defense for Centennial of $2,067,000. At TRCC, we spent $4,480,000 on infrastructure improvements and planning on the residential community at TRCC-East. Within our farming segment, we spent $3,690,000 which includes cultural costs for orchards not currently in production and replacing machinery and equipment. Lastly, we used $988,000 to acquire water assets. We had marketable securities of $20,322,000 that matured, and we reinvested $36,783,000. Lastly, we received proceeds of $2,899,000, $3,973,000, and $4,438,000, from joint venture distributions, water sales, and land sales, respectively.

As we move forward, we anticipate we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments, including the investments summarized below.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2023 is primarily related to our real estate projects. These estimated investments include approximately $10,198,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to design and construct water facilities to support future anticipated absorption. We also plan to continue to invest in cultural costs tied to new almond orchards and vineyards, and to replace farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. Lastly, we expect to invest up to $4,542,000 for land planning, litigation/appeals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2023.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2023 and 2022, was $1,210,000 and $1,154,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $1,258,000 and $1,311,000 for the six months ended June 30, 2023 and 2022, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first six months of 2023, financing activities used $3,466,000, which was attributable to long-term debt service of $872,000, and tax payments on vested share grants of $2,594,000.
During the first six months of 2022, financing activities used $2,062,000, which was attributable to long-term debt service of $50,962,000, tax payments on vested share grants of $1,122,000, offset by debt issuance of $49,080,000 and proceeds from interest rate swap termination of $1,123,000.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to certain years or periods having different earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows, cash balances, and availability on our line of credit (discussed below) over the next twelve months to fund internal operations. As we move forward with the completion of our litigation, permitting and engineering design for our master planned communities and prepare to move into the development stage, we will need to secure additional funding through the issuance of equity or secure other forms of financing such as joint ventures and possibly debt financing.
We regularly evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and the incurrence of additional debt.
Capital Structure and Financial Condition
At June 30, 2023, total capitalization at book value was $528,359,000, consisting of $49,282,000 of debt and $479,077,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 9.3%.
On June 30, 2022, we entered into a variable rate term note, or New Term Note, and a New Revolving Line of Credit Note, or New RLC, with Bank of America, N.A, (Lender) or collectively the New Credit Facility. The New Term Loan provides a principal amount of $49,080,000 and a maturity date of June 30, 2032, which was used to pay off the existing Wells Fargo Amended Term Note. We evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt extinguishment. The amount available from the New RLC under the New Credit Facility is $40,607,000. As a subfacility under the New RLC, the Lender agrees to provide up to $10,000,000 of capacity to issue standby letters of credit. The Company currently has $4,393,000 outstanding on a standby letter of credit (see Off-Balance Sheet Arrangements section below for further discussion). We can issue an additional $5,607,000 in standby letters of credit. The allocation of the credit availability to a letter of credit does not incur an interest cost.
The New Term Note had a $47,721,000 balance as of June 30, 2023. The interest rate per annum applicable to the New Term Loan is the daily SOFR plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The New Term Note requires monthly amortization payments pursuant to a schedule set forth in the New Term Note, with the final outstanding principal amount due June 30, 2032. The

New Credit Facility is secured by our farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The New RLC had no outstanding balance as of June 30, 2023. At our option, the interest rate on this line of credit can float at a rate equal to Daily SOFR plus 1.37% or can be fixed at a rate equal to Term SOFR plus 1.37% for interest periods elected by us. During the term of the New RLC (which expires on June 30, 2027), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
Any future borrowings under the New RLC are expected to be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the New RLC, undrawn amounts under the New RLC will accrue a commitment fee of 10 basis points per annum. Our ability to borrow additional funds in the future under the New RLC is subject to compliance with certain financial covenants and making certain representations and warranties, which are typical in this type of borrowing arrangement.
The New Credit Facility requires compliance with two financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; and (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis.
At June 30, 2023 and December 31, 2022, the Company was in compliance with all financial covenants.
The New Credit Facility also contains customary negative covenants that limit the ability for us to, among other things, make capital expenditures, incur indebtedness and issue guaranties, consummate certain assets sales, acquisitions or mergers, make investments, pay dividends or repurchase stock, make a change in capital ownership, or incur liens on any assets.
The New Credit Facility contains customary events of default, including: failure to make required payments; failure to comply with terms of the New Credit Facility; bankruptcy and insolvency. The New Credit Facility contains other customary terms and conditions, including representations and warranties, which are typical for credit facilities of this type.
We also have a $4,750,000 promissory note agreement, whose monthly principal and interest began October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of June 30, 2023 was $1,561,000.
We expect that current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, distributions from joint ventures, proceeds from the sale of developed and undeveloped land parcels, potential sales of assets, additional use of debt or drawdowns against our line of credit, proceeds from the reimbursement of public infrastructure costs through CFD bond debt (described below under “Off-Balance Sheet Arrangements”), or issuance of additional common stock.
In May 2022, we filed an updated shelf registration statement on Form S-3, which went effective in May 2022. Under the shelf registration statement, we may offer and sell in the future through one or more offerings not to exceed $200,000,000 of common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to our funding needs.
Although we have a strong liquidity position at June 30, 2023 with $66,993,000 in cash and securities and $40,607,000 available on our New RLC to meet any short-term liquidity needs, we have taken steps to maximize positive cash flow, in case a lack of liquidity in the economy limits our access to third party funding by responsibly limiting cash expenditures to the extent practical. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
We continue to expect that substantial investments will be required to develop our land assets. To meet these capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and/or the issuance of common stock. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements in the near-term as described earlier in the cash flow and liquidity discussions.

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of June 30, 2023, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$267,967	$12,730	$26,614	$28,236	$200,387
Long-term debt	49,282	1,822	3,916	4,311	39,233
Interest on long-term debt	16,681	2,225	4,191	3,815	6,450
Cash contract commitments	9,989	6,744	1,656	518	1,071
Defined Benefit Plan	4,735	341	839	993	2,562
SERP	4,973	515	1,059	1,108	2,291
Financing fees	163	163	—	—	—
Total contractual obligations	$353,790	$24,540	$38,275	$38,981	$251,994
The table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases that are made in the ordinary course of business.
Estimated water payments include the Nickel Family, LLC water contract, which obligates us to purchase 6,693 acre-feet of water annually through 2044 and SWP contracts with WRMWSD, TCWD, Tulare Lake Basin Water Storage District, and Dudley-Ridge Water Storage District. These contracts for the supply of future water run through 2035. Please refer to Note 5 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding water assets.
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
As discussed in Note 13 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from us to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from us that are in the SERP program. We expect to contribute $165,000 to our defined benefit plan in 2023.

Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to certain bonds issued by the CFDs:

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	2 -3 Years	4 -5 Years	After 5 Years
Other Commercial Commitments:
Standby letter of credit	$4,393	$4,393	$—	$—	$—
Total other commercial commitments	$4,393	$4,393	$—	$—	$—
The TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within our Kern County developments. TRPFFA created two CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of our land to secure payment of special taxes related to $19,540,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of our land to secure payments of special taxes related to $72,055,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $44,035,000 of additional bond debt authorized by TRPFFA.
In connection with the sale of the bonds there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless we, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. As of June 30, 2023, we believe that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $62,000. The tax assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate of the property at the time of sale or at the time it is leased to a third-party. Accordingly, we are not required to recognize an obligation as of June 30, 2023.
As of June 30, 2023, aggregate outstanding debt of unconsolidated joint ventures was $191,635,000; $178,698,000 of this debt is subject to various degrees of guarantees ranging from 0% to 100% of the total debt outstanding, with construction loans generally being 100% guaranteed. As of June 30, 2023, only $37,684,000 of outstanding debt is subject to guarantees. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we, as of June 30, 2023, do not expect any guarantee to be called upon. We do not provide a guarantee on the $12,937,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net income (loss)	$264	$(662)	$2,044	$3,652
Net (loss) income attributable to non-controlling interest	(3)	5	3	12
Net income (loss) attributable to common stockholders	267	(667)	2,041	3,640
Interest, net
Consolidated	(619)	(79)	(1,075)	(96)
Our share of interest expense from unconsolidated joint ventures	1,227	640	2,402	1,231
Total interest, net	608	561	1,327	1,135
Income taxes	391	(5)	1,404	3,041
Depreciation and amortization:
Consolidated	987	1,081	1,975	2,048
Our share of depreciation and amortization from unconsolidated joint ventures	1,339	1,093	2,613	2,242
Total depreciation and amortization	2,326	2,174	4,588	4,290
EBITDA	3,592	2,063	9,360	12,106
Stock compensation expense	884	868	1,505	2,087
Adjusted EBITDA	$4,476	$2,931	$10,865	$14,193
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Commercial
Revenues	$2,633	$2,462	$5,309	$9,811
Expenses	1,685	1,822	3,380	4,558
Commercial/Industrial operating income	$948	$640	$1,929	$5,253
Plus: Commercial/Industrial depreciation and amortization	109	113	219	229
Plus: General, administrative, cost of sales and other expenses	1,445	1,594	2,897	4,112
Less: Other revenues including land sales	(639)	(675)	(1,200)	(6,234)
Total Commercial/Industrial net operating income	$1,863	$1,672	$3,845	$3,360

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Net operating income	2023	2022	2023	2022
Pastoria Energy Facility	$1,130	$992	$2,425	$1,985
TRCC	301	272	597	576
Communication leases	277	253	521	499
Other commercial leases	155	155	302	300
Total Commercial/Industrial net operating income	$1,863	$1,672	$3,845	$3,360
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Earnings of unconsolidated joint ventures	$3,302	$2,674	$5,881	$4,714
Interest expense of unconsolidated joint ventures	2,417	1,256	4,727	2,422
Operating income of unconsolidated joint ventures	5,719	3,930	10,608	7,136
Depreciation and amortization of unconsolidated joint ventures	2,534	2,054	4,958	4,197
Net operating income of unconsolidated joint ventures	$8,253	$5,984	$15,566	$11,333

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
The primary objective of our investment activities is to preserve capital, while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade rating from Moody’s or Standard and Poor’s. See Note 3 (Marketable Securities) of the Notes to Unaudited Consolidated Financial Statements.
The New RLC had no outstanding balance as of June 30, 2023. At our option, the interest rate on this line of credit can float at a rate equal to Daily SOFR plus 1.37% or can be fixed at a rate equal to Term SOFR plus1.37% above Term SOFR for interest periods elected by us. During the term of the New RLC (which expires on June 30, 2027), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one of which has a balance of $47,721,000 as of June 30, 2023 and is tied to the daily SOFR plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The outstanding balance on the second term loan as of June 30, 2023 was $1,561,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time to time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first term loan (discussed here).
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2023
(In thousands except percentage data)

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Assets:
Marketable securities	$26,495	$13,287	$—	$—	$—	$—	$39,782	$39,651
Weighted average interest rate	4.66%	5.00%	—%	—%	—%	—%	4.77%
Liabilities:
Long-term debt ($4.75M note)	$134	$277	$289	$302	$315	$244	$1,561	$1,561
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($49.1M note)	$772	$1,589	$1,669	$1,753	$1,840	$40,098	$47,721	$47,721
Weighted average interest rate	4.62%	4.62%	4.62%	4.62%	4.62%	4.62%	4.62%

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
Commodity Price Exposure
Farming inventories and accounts receivable are exposed to adverse price fluctuations. Farming inventories consist of farming, cultural, and processing costs associated with crop production. Farming inventory costs are recorded as incurred. Historically, these costs have been recovered through crop sales occurring after harvest. As of the date of this report, there are no receivables that are subject to commodity price fluctuations given that there were no pistachio yields in 2022.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) At the Company’s 2022 Annual Meeting of Stockholders held on May 9, 2023, the Company’s stockholders voted on, among other matters, a non-binding proposal on the frequency of future advisory votes to approve executive compensation. As previously reported by the Company, a majority of the votes cast by the stockholders voted to conduct future advisory votes to approve executive compensation every year, consistent with the previously approved recommendation of the Company’s Board of Directors to its stockholders. Accordingly, the Company’s policy is to conduct a non-binding advisory vote to approve executive compensation every year. In the future, this policy could change if the Board of Directors determines that a different frequency is in the best interests of the Company and its stockholders.
(b) Not applicable.
(c) None.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.5	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 25
10.33	Revolving Line of Credit	FN 36
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders LLC, Redemption and Withdrawal Agreement - Lewis Tejon Member, LLC	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	*Executive Officer Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	FN 42
10.52	Credit Agreement Between Tejon Ranchcorp and Bank of America, N.A.	FN 43
10.53	Executive Officer Severance Agreement – Marc Hardy	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

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

TEJON RANCH CO.

August 3, 2023	/s/ Gregory S. Bielli
Date	Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2023	/s/ Brett A. Brown
Date	Brett A. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 3, 2023	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Chief Accounting Officer
(Principal Accounting Officer)