Form 10-Q
period 2023-09-30
TEJON RANCH CO
filed 2023-11-07
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on October 31, 2023 was 26,734,193.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Real estate - commercial/industrial	$3,397	$22,352	$8,706	$32,163
Mineral resources	3,118	3,139	11,630	19,238
Farming	2,642	4,776	4,852	7,352
Ranch operations	1,052	1,208	3,384	3,011
Total revenues	10,209	31,475	28,572	61,764
Costs and Expenses:
Real estate - commercial/industrial	2,137	6,845	5,517	11,403
Real estate - resort/residential	367	372	1,079	1,218
Mineral resources	2,000	1,745	6,991	11,347
Farming	2,157	8,752	5,644	13,976
Ranch operations	1,196	1,143	3,864	3,708
Corporate expenses	2,315	1,630	6,824	6,230
Total expenses	10,172	20,487	29,919	47,882
Operating income (loss)	37	10,988	(1,347)	13,882
Other Income:
Investment income	700	204	1,775	300
Other (loss) income, net	(30)	211	272	1,038
Total other income	670	415	2,047	1,338
Income from operations before equity in earnings of unconsolidated joint ventures	707	11,403	700	15,220
Equity in earnings of unconsolidated joint ventures, net	1,161	1,991	4,616	4,867
Income before income tax expense	1,868	13,394	5,316	20,087
Income tax expense	2,215	3,221	3,619	6,262
Net (loss) income	(347)	10,173	1,697	13,825
Net (loss) income attributable to non-controlling interest	(6)	(11)	(3)	1
Net (loss) income attributable to common stockholders	$(341)	$10,184	$1,700	$13,824
Net (loss) income per share attributable to common stockholders, basic	$(0.01)	$0.38	$0.06	$0.52
Net (loss) income per share attributable to common stockholders, diluted	$(0.01)	$0.38	$0.06	$0.52

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(347)	$10,173	$1,697	$13,825
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	52	(101)	129	(278)
Unrealized gain on interest rate swap	1,734	1,608	2,019	5,819
Other comprehensive income before taxes	1,786	1,507	2,148	5,541
Provision for income taxes related to other comprehensive income items	(500)	(422)	(601)	(1,553)
Other comprehensive income	1,286	1,085	1,547	3,988
Comprehensive income	939	11,258	3,244	17,813
Comprehensive (loss) income attributable to non-controlling interests	(6)	(11)	(3)	1
Comprehensive income attributable to common stockholders	$945	$11,269	$3,247	$17,812
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$43,149	$39,119
Marketable securities - available-for-sale	29,456	33,444
Accounts receivable	3,980	4,453
Inventories	8,925	3,369
Prepaid expenses and other current assets	3,520	2,660
Total current assets	89,030	83,045
Real estate and improvements - held for lease, net	16,780	16,940
Real estate development (includes $117,518 at September 30, 2023 and $115,221 at December 31, 2022, attributable to CFL, Note 15)	330,566	321,293
Property and equipment, net	54,941	52,980
Investments in unconsolidated joint ventures	31,345	41,891
Net investment in water assets	52,507	47,045
Other assets	5,104	3,597
TOTAL ASSETS	$580,273	$566,791

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$6,393	$5,117
Accrued liabilities and other	4,504	3,602
Deferred income	2,326	1,531
Income taxes payable	3,088	—
Current maturities of long-term debt	1,844	1,779
Total current liabilities	18,155	12,029
Long-term debt, less current portion	46,793	48,161
Long-term deferred gains	11,447	11,447
Deferred tax liability	7,676	7,180
Other liabilities	15,212	10,380
Total liabilities	99,283	89,197
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,726,464 at September 30, 2023 and 26,541,553 at December 31, 2022	13,363	13,271
Additional paid-in capital	345,404	345,344
Accumulated other comprehensive loss	(481)	(2,028)
Retained earnings	107,343	105,643
Total Tejon Ranch Co. Stockholders’ Equity	465,629	462,230
Non-controlling interest	15,361	15,364
Total equity	480,990	477,594
TOTAL LIABILITIES AND EQUITY	$580,273	$566,791
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$1,697	$13,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,003	3,342
Amortization of (discount) premium of marketable securities	(442)	116
Equity in earnings of unconsolidated joint ventures, net	(4,616)	(4,867)
Non-cash retirement plan expense	200	81
Profit from water sales[1]	(490)	(1,889)
Profit from land sales[2]	—	(18,372)
Loss (gain) on sale of property plant and equipment	59	(1,140)
Deferred income taxes	—	(315)
Stock compensation expense	2,369	2,088
Excess tax (benefit) loss from stock-based compensation	(105)	3
Loan fee write-off	—	85
Distribution of earnings from unconsolidated joint ventures	13,176	7,336
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	(5,231)	851
Current liabilities	5,130	724
Net cash provided by operating activities	14,750	1,868
Investing Activities
Maturities and sales of marketable securities	91,831	27,961
Funds invested in marketable securities	(87,272)	(48,614)
Real estate and equipment expenditures	(13,513)	(17,687)
Investment in unconsolidated joint ventures	(3,750)	(175)
Distribution of equity from unconsolidated joint ventures	10,645	3,968
Proceeds from water sales[1]	1,324	5,202
Investments in water assets	(6,070)	(988)
Net proceeds from land sales[2]	—	24,950
Net cash used in investing activities	(6,805)	(5,383)
Financing Activities
Borrowings of long-term debt	—	49,080
Repayments of long-term debt	(1,321)	(51,272)
Deferred financing costs	—	(181)
Interest rate swap settlement[3]	—	1,123
Taxes on vested stock grants	(2,594)	(1,122)
Net cash used in financing activities	(3,915)	(2,372)
Increase (decrease) in cash and cash equivalents	4,030	(5,887)
Cash, cash equivalents, and restricted cash at beginning of period	39,619	37,398
Cash, cash equivalents, and restricted cash at end of period	$43,649	$31,511

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$43,149	$30,308
Restricted cash (Shown in Other Assets)	500	1,203
Total cash, cash equivalents, and restricted cash	$43,649	$31,511
Supplemental cash flow information

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$742	$841
Accrued long-term water assets included in current liabilities	$1,248	$374

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

Given the nature of our land development costs and the aforementioned authoritative guidance, the Company estimates the appropriate classification of land development costs based on the timing of the sale of land. Land development costs incurred during prior periods that were classified as investing were sold for $26.7 million in gross proceeds in 2022, this cash inflow is appropriately classified in the Company’s investing activities. The profit of $18.4 million related to land development costs incurred in prior periods is appropriately being deducted from operating activities for the first quarter of 2022. The Company has applied, and will continue to apply, this methodology to land sale transactions that meet this fact pattern.

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

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NON-CONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, June 30, 2023	26,718,773	$13,359	$344,434	$(1,767)	$107,684	$463,710	$15,367	$479,077
Net loss	—	—	—	—	(341)	(341)	(6)	(347)
Other comprehensive income	—	—	—	1,286		1,286	—	1,286
Restricted stock issuance	7,691	4	(4)	—	—	—	—	—
Stock compensation	—	—	974	—	—	974	—	974
Shares withheld for taxes and tax benefit of vested shares	—	—	—	—	—	—	—	—
Balance, September 30, 2023	26,726,464	$13,363	$345,404	$(481)	$107,343	$465,629	$15,361	$480,990

Balance, June 30, 2022	26,484,947	$13,242	$346,137	$(3,919)	$93,475	$448,935	$15,374	$464,309
Net income (loss)	—	—	—	—	10,184	10,184	(11)	10,173
Other comprehensive income	—	—	—	1,085		1,085	—	1,085
Restricted stock issuance	6,823	4	(3)	—	—	1	—	1
Stock compensation	—	—	(39)	—	—	(39)	—	(39)
Shares withheld for taxes and tax benefit of vested shares	—	—	—	—	—	—	—	—
Balance, September 30, 2022	26,491,770	$13,246	$346,095	$(2,834)	$103,659	$460,166	$15,363	$475,529

See accompanying notes.

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2022	26,541,553	$13,271	$345,344	$(2,028)	$105,643	$462,230	$15,364	$477,594
Net income	—	—	—	—	1,700	1,700	(3)	1,697
Other comprehensive income	—	—	—	1,547	—	1,547	—	1,547
Restricted stock issuance	363,756	181	(183)	—	—	(2)	—	(2)
Stock compensation	—	—	2,748	—	—	2,748	—	2,748
Shares withheld for taxes and tax benefit of vested shares	(178,845)	(89)	(2,505)	—	—	(2,594)	—	(2,594)
Balance, September 30, 2023	26,726,464	$13,363	$345,404	$(481)	$107,343	$465,629	$15,361	$480,990

Balance, December 31, 2021	26,400,921	$13,200	$344,936	$(6,822)	$89,835	$441,149	$15,362	$456,511
Net income	—	—	—	—	13,824	13,824	1	13,825
Other comprehensive income	—	—	—	3,988	—	3,988	—	3,988
Restricted stock issuance	154,709	77	(77)	—	—	—	—	—
Stock compensation	—	—	2,327	—	—	2,327	—	2,327
Shares withheld for taxes and tax benefit of vested shares	(63,860)	(31)	(1,091)	—	—	(1,122)	—	(1,122)
Balance, September 30, 2022	26,491,770	$13,246	$346,095	$(2,834)	$103,659	$460,166	$15,363	$475,529
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The summarized information of Tejon Ranch Co. and its subsidiaries (the Company or Tejon), provided pursuant to Part I, Item 1 of Form 10-Q, is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal, recurring nature. The Company has evaluated subsequent events through the date of issuance of its consolidated financial statements.
The periods ended September 30, 2023 and 2022 include the consolidation of CFL’s statement of operations within the resort/residential real estate development segment, statements of changes in equity and non-controlling interests, and statements of cash flows. The Company’s September 30, 2023 and December 31, 2022 balance sheets are presented on a consolidated basis, including the consolidation of CFL.
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
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relates to funds held in escrow. The Company had $500,000 of restricted cash as of September 30, 2023.
Recent Accounting Pronouncements
Business Combinations - Joint Venture Formations
In August 2023, the Financial Accounting Standards Board, or FASB, issued ASU No. 2023-05, "Business Combinations - Joint Venture Formations." This ASU addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The pronouncement requires a joint venture to initially measure contributions at fair value upon formation, which is more relevant than the carrying amounts of the contributed net assets and would reduce equity method basis differences. The amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. This pronouncement is not expected to have a material effect on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average number of shares outstanding:
Common stock	26,725,628	26,491,251	26,695,714	26,468,099
Common stock equivalents	72,435	47,507	76,668	164,364
Diluted shares outstanding	26,798,063	26,538,758	26,772,382	26,632,463
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

($ in thousands)		September 30, 2023		December 31, 2022
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		$16,873	$16,827	$13,916	$13,832
with unrealized losses for more than 12 months		999	994	500	499
with unrealized gains		—	—	1,250	1,251
Total U.S. Treasury and agency notes	Level 2	17,872	17,821	15,666	15,582
Corporate notes
with unrealized losses for less than 12 months		11,262	11,235	17,236	17,112
with unrealized losses for more than 12 months		401	400	251	250
with unrealized gains		—	—	499	500
Total Corporate notes	Level 2	11,663	11,635	17,986	17,862

		$29,535	$29,456	$33,652	$33,444
ASC Topic 326, "Financial Instruments - Credit Losses," requires the Company to use an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At September 30, 2023, the Company has not recorded any credit losses.
As of September 30, 2023, the fair market value of marketable securities was $79,000 below their cost basis. The Company’s gross unrealized holding gains equaled $0 and gross unrealized holding losses equaled $79,000. For the nine-months ended September 30, 2023, the adjustment to accumulated other comprehensive loss reflected an improvement in market value of $129,000, including estimated taxes of $36,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326. The accrued interest receivables balance totaled $213,000 as of September 30, 2023 and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.

U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at September 30, 2023 and December 31, 2022 were caused by relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. As of September 30, 2023 and December 31, 2022, the Company did not intend to sell these securities and it is not more-likely-than-not the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of September 30, 2023 and December 31, 2022.
Corporate notes
The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments. The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of September 30, 2023 and December 31, 2022, the Company did not intend to sell these securities and it is not more-likely-than-not the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of September 30, 2023 and December 31, 2022.
The following tables summarize the maturities, at par, of marketable securities as of:

	September 30, 2023
($ in thousands)	2023	2024	Total
U.S. Treasury and agency notes	$7,070	$10,866	$17,936
Corporate notes	8,900	2,780	11,680
	$15,970	$13,646	$29,616

	December 31, 2022
($ in thousands)	2023	2024	Total
U.S. Treasury and agency notes	$15,225	$500	$15,725
Corporate notes	17,470	500	17,970
	$32,695	$1,000	$33,695
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of September 30, 2023.
4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	September 30, 2023	December 31, 2022
Real estate development
Mountain Village	$154,539	$153,156
Centennial	117,518	115,221
Grapevine	40,302	39,273
Tejon Ranch Commerce Center	18,207	13,643
Real estate development	$330,566	$321,293

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	$20,690	$20,590
Less accumulated depreciation	(3,910)	(3,650)
Real estate and improvements - held for lease, net	$16,780	$16,940

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
Water revenues and cost of sales were as follows for the nine months ended ($ in thousands):

	September 30, 2023	September 30, 2022
Acre-Feet Sold	4,020	9,600

Revenues	$6,615	$13,635
Cost of sales	4,015	8,944
Profit	$2,600	$4,691

The costs assigned to water assets held for future use were as follows ($ in thousands):

	September 30, 2023	December 31, 2022
Banked water and water for future delivery	$31,469	$23,855
Transferable water	326	1,455
Total water held for future use at cost	$31,795	$25,310

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	September 30, 2023		December 31, 2022
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(6,152)	$11,581	$(5,790)
Nickel water rights	18,740	(6,372)	18,740	(5,890)
Tulare Lake Basin water rights	6,479	(3,564)	6,479	(3,385)
	$36,800	$(16,088)	$36,800	$(15,065)
Net cost of purchased water contracts	20,712		21,735
Total cost of water held for future use	31,795		25,310
Net investments in water assets	$52,507		$47,045

Water contracts with the WRMWSD, and TCWD are also in place, but were entered into with each district at inception of the contract, and not purchased later from third-parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage, are:

(in acre-feet, unaudited)	September 30, 2023	December 31, 2022
Water held for future use
TCWD - Banked water owned by the Company	62,379	52,554
Company water bank	52,631	50,349
Transferable water	3,097	2,548
Recharged project water	6,590	—
Total water held for future use	124,697	105,451
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	156,130	136,884
Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with PEF in 2015. PEF is the current lessee of the Company in a land lease for the operation of a power plant. Pursuant to the Water Supply Agreement, PEF may purchase from the Company up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term by three additional five-year periods. PEF is under no obligation to purchase water from the Company in any year but is required to pay the Company an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2023 is $1,261 per acre-foot of annual water, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following:

($ in thousands)	September 30, 2023	December 31, 2022
Accrued vacation	$676	$735
Accrued paid personal leave	309	348
Accrued bonus	1,896	2,280
Property tax payable	1,344	—
Other	279	239
	$4,504	$3,602
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	September 30, 2023	December 31, 2022
Notes payable	$48,832	$50,154
Less: line-of-credit and current maturities of long-term debt	(1,844)	(1,779)
Less: deferred loan costs	(195)	(214)
Long-term debt, less current portion	$46,793	$48,161
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
The New Term Note had a $47,338,000 balance as of September 30, 2023. The interest rate per annum applicable to the New Term Loan is the daily SOFR plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The New Term Note requires monthly amortization payments pursuant to a schedule set forth in the New Term Note, with the final outstanding principal amount due June 30, 2032. The New Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The New RLC had no outstanding balance as of September 30, 2023. At the Company’s option, the interest rate on this line of credit can float at a rate equal to Daily SOFR plus 1.37% or can be fixed at a rate equal to Term SOFR plus 1.37% above Term SOFR for interest periods elected by the Company. During the term of this RLC (which expires on June 30, 2027), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
The Company also has a $4,750,000 promissory note agreement whose principal and interest due monthly began October 1, 2013. The promissory note is secured by four commercial properties at TRCC-West that are leased by fast casual restaurant operators. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of September 30, 2023 was $1,494,000.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	September 30, 2023	December 31, 2022
Pension liability (See Note 13)[1]	$—	$38
Supplemental executive retirement plan liability (See Note 13)	6,040	6,186
Excess joint venture distributions and other	9,172	4,156
Total	$15,212	$10,380

[1]The Company's pension account had an asset balance of $175,000 as of September 30, 2023 and is recorded under the caption Other Assets on the Consolidated Balance Sheets.

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

The following is a summary of the Company’s Performance Condition Grants outstanding as of September 30, 2023:

Performance Condition Grants
Target performance	221,245
Maximum performance	319,559

The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance grants for the nine months ended September 30, 2023:

September 30, 2023
Stock Grants Outstanding Beginning of Period at Target Achievement	234,899
New Stock Grants/Additional Shares due to Achievement in Excess of Target	321,026
Vested Grants	(169,621)
Expired/Forfeited Grants	(16,610)
Stock Grants Outstanding End of Period at Target Achievement	369,694
The following is a summary of the assumptions used to determine the fair value for the Company’s outstanding market-based Performance Condition Grants as of September 30, 2023:

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
The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of September 30, 2023 were $2,780,000 and 20 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. The fair value of Performance Milestone Grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant multiplied by the number of shares probable to vest based on the estimated achievement of specific performance measures. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company will adjust stock compensation costs according to the actual outcome of the performance condition.
Under the 2023 Stock Incentive Plan, each non-employee director receives all or a portion of his or her annual compensation in stock. The stock is granted at the end of each quarter based on the quarter-end stock price.
The following table summarizes stock compensation costs for the Company's 2023 Stock Incentive Plan, and outstanding grants for the 1998 Stock Incentive Plan, or the Employee Plan for the following periods:

($ in thousands)	Nine Months Ended September 30,
Employee:	2023	2022
Expensed	$1,967	$1,646
Capitalized	379	239
	2,346	1,885
Director - Expensed	402	442
Total Stock Compensation Costs	$2,748	$2,327

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
As of September 30, 2023, the fair value of the interest rate swap agreement was greater than its cost basis and as such, the mark-to-market adjustment is recorded within Other Assets on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of September 30, 2023 and December 31, 2022 ($ in thousands):

September 30, 2023
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
June 30, 2022	June 30, 2032	Level 2	4.62%	$3,448	$47,338

December 31, 2022
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
June 30, 2022	June 30, 2032	Level 2	4.62%	$1,430	$48,462
11.     INCOME TAXES
The Company’s provision for income taxes as of September 30, 2023 has been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the nine months ended September 30, 2023, the Company’s income tax expense was $3,619,000 compared to $6,262,000 for the nine months ended September 30, 2022. Effective tax rates were 68% and 31% for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had income taxes payable of $3,088,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.
For the nine months ended September 30, 2023, the Company’s effective tax rate was above statutory tax rates as a result of permanent differences related to Section 162(m) limitations. Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
12.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $11,657,000 is expected to be paid in 2023. For the first nine months of 2023, the Company has paid $10,700,000 for this water. These estimated water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. Contractual obligations for future water payments were $290,313,000 as of September 30, 2023.
Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be determined until the future payment dates. As of September 30, 2023, the Company believes the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.

Community Facilities Districts
The TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. For the development of TRCC, TRPFFA has created two CFDs: the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $19,540,000 of outstanding bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $72,055,000 of outstanding bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $44,035,000 of additional bond debt authorized by TRPFFA that can be sold in the future.
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
As a landowner in each CFD, the Company is obligated to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of September 30, 2023, there were no additional improvement funds remaining from the West CFD bonds. There are $9,763,557 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal 2023, the Company expects to pay approximately $2,775,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future, based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on September 30, 2023.
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
The Climate Resolve Action and the CBD/CNPS Action collectively allege that LA County failed to properly follow the procedures and requirements of CEQA and the California Planning and Zoning Law. The Climate Resolve Action and the CBD/CNPS Action have been deemed “related” and, while not consolidated under court rules or the rules of civil procedure, the Los Angeles Superior Court judge (or Court) trying both cases determined during early trial management conferences to hold one set of hearings and issue one ruling on the matters as part of the adjudication. The Climate Resolve Action and CBD/CNPS Action seek to invalidate the Centennial Approvals and require LA County to revise the environmental documentation related to the Centennial project. The Court held three hearings for the CBD/CNPS Action and Climate Resolve Action on September 30, 2020, November 13, 2020, and January 8, 2021.
On April 5, 2021, the Court issued its decision denying the petition for writ of mandate by CBD/CNPS and granting the petition for writ of mandate filed by Climate Resolve. In granting Climate Resolve’s petition, the Court found three specific areas where the EIR for the project was lacking. The Court ruled that California’s Cap-and-Trade Program cannot be used as a compliance pathway for mitigating GHG impacts for the project and therefore further ruled that additional analysis will be required related to all feasible mitigation of GHG impacts. The Court also found that the EIR must provide additional analysis and explanation of how wildland fire risk on lands outside of the project site, posed by on-site ignition sources, is mitigated to less than significant. On April 19, 2021, CBD filed a motion for reconsideration with the Court on the denial of their petition for writ of mandate to be granted prevailing party status in the Climate Resolve Action (“Motion for Reconsideration”). The hearing on the Motion for Reconsideration originally scheduled for August 13, 2021 was rescheduled to December 1, 2021 and further rescheduled as noted below.

On November 30, 2021, the Company, together with Ranchcorp and CFL, entered into a Settlement Agreement with Climate Resolve. Pursuant to the Settlement Agreement, the Company has agreed: (1) to make Centennial a net zero GHG emissions project through various on-site and off-site measures including, but not limited to, installing electric vehicle chargers and establishing and funding incentive programs for the purchase of electric vehicles; (2) to fund certain on-site and off-site fire protection and prevention measures; and (3) to provide annual public reports and create an organization to monitor progress towards these commitments. The foregoing is only a summary of the material terms of the Settlement Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Settlement Agreement. In exchange, Climate Resolve filed a request for dismissal of the Climate Resolve Action with prejudice from the Court. On December 3, 2021, the Court granted and entered Climate Resolve’s dismissal with prejudice concluding the Climate Resolve Action. On December 1, 2021, the Court continued CBD/CNPS Motion for Reconsideration to January 14, 2022, directing CBD/CNPS to evaluate the Settlement Agreement reached in the Climate Resolve Action to address issues surrounding remedies should CBD be granted prevailing party status in the Climate Resolve Action, and to evaluate the potential to settle or otherwise address CBD’s objections to the Centennial project. To that end, the Company met and conferred twice on January 4, 2022 and January 20, 2022. On January 14, 2022, the Court heard CBD/CNPS' Motion for Reconsideration and issued its decision granting CBD/CNPS prevailing party status in the Climate Resolve Action.
The Court set a tentative hearing date of February 25, 2022 concerning the entry of final judgment and awarding of appropriate remedies, which was continued several times in 2022 either on the Court's own motion or at the request of the parties and was ultimately set for hearing on October 26, 2022. At the October 26th hearing, the Court agreed to: (a) hear the Company’s Motion for Reconsideration as to the successful challenges Climate Resolve prevailed upon within the Climate Resolve Action and ordered the Parties to appear on December 14, 2022 to hear the Company’s Motion for Reconsideration and (b) rule on the entry of final judgment and setting of remedies at a February 17, 2023 hearing date.
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
13.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, which covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). In April 2017, the Company froze the Benefit Plan as it relates to future benefit accruals for participants. The Company contributed $165,000 to the Benefit Plan in 2023.

Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At September 30, 2023, the investment mixes were approximately at 99% debt and 1% money market funds. At December 31, 2022, the investment mixes were approximately 21% equity, 78% debt, and 1% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. The weighted-average discount rate used in determining the periodic pension cost is 5.00% in 2023 and 2022. The expected long-term rate of return on plan assets is 5.00% for both fiscal 2023 and 2022. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement earnings for the Benefit Plan was as follows:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
(Cost)/earnings components:
Interest cost	$(312)	$(234)
Expected return on plan assets	315	414
Net amortization and deferral	(51)	(36)
Total net periodic pension (cost)/earnings	$(48)	$144

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
The pension and retirement expense for the SERP was as follows:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Cost components:
Interest cost	$(219)	$(138)
Net amortization and other	(30)	(87)
Total net periodic pension cost	$(249)	$(225)

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
The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Commercial/industrial revenues	$3,397	$22,352	$8,706	$32,163
Equity in earnings of unconsolidated joint ventures	1,161	1,991	4,616	4,867
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	4,558	24,343	13,322	37,030
Commercial/industrial expenses	2,137	6,845	5,517	11,403
Operating results from commercial/industrial and unconsolidated joint ventures	$2,421	$17,498	$7,805	$25,627
Real Estate - Resort/Residential Development
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $367,000 and $372,000 for the three months ended September 30, 2023 and 2022, respectively. The segment generated losses of $1,079,000 and $1,218,000 for the nine months ended September 30, 2023 and 2022, respectively.
Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Mineral resources revenues	$3,118	$3,139	$11,630	$19,238
Mineral resources expenses	2,000	1,745	6,991	11,347
Operating results from mineral resources	$1,118	$1,394	$4,639	$7,891
Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Farming revenues	$2,642	$4,776	$4,852	$7,352
Farming expenses	2,157	8,752	5,644	13,976
Operating results from farming	$485	$(3,976)	$(792)	$(6,624)

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses, such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Ranch operations revenues	$1,052	$1,208	$3,384	$3,011
Ranch operations expenses	1,196	1,143	3,864	3,708
Operating results from ranch operations	$(144)	$65	$(480)	$(697)
15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting, unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of September 30, 2023 was $31,345,000. Equity in earnings from unconsolidated joint ventures was $4,616,000 for the nine months ended September 30, 2023. The unconsolidated joint ventures have not been consolidated as of September 30, 2023, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC, or Petro, is an unconsolidated joint venture with TravelCenters of America that develops and manages travel plazas, gas stations, convenience stores, and fast-food restaurants throughout TRCC. The Company has 50% of the voting rights but participates in 60% of all profits and losses. The Company does not control the investment due to having only 50% of the voting rights. The Company's partner is the managing partner and performs all of the day-to-day operations and has significant decision-making authority over key business components, such as fuel inventory and pricing at the facilities. The Company's investment in this joint venture was $17,209,000 as of September 30, 2023.
•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company has five active 50/50 joint ventures with Majestic to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and share equally in the profit and loss of the joint ventures.
•On March 29, 2022, TRC-MRC 5 LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction is financed by a $49,226,000 construction loan that had an outstanding balance of $25,049,000 as of September 30, 2023. This debt is guaranteed by both the Company and Majestic. In December 2022, the Company contributed land with fair value of $8,501,000 to TRC-MRC5, LLC. The total cost of the land was $2,477,000. The Company recognized profit of $3,012,000 and deferred profit of $3,012,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 - Revenue From Contracts With Customers and ASC Topic 323, Investments - Equity Method and Joint Ventures. The project is currently under construction and is expected to be completed by the first quarter of 2024. The joint venture has leased 100% of the rentable space.
•On March 25, 2021, TRC-MRC 4 LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction was completed in the fourth quarter of 2022, and the Company has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $61,993,000 as of September 30, 2023. In 2021, the Company contributed land with a fair value of $8,464,000 to TRC-MRC 4, LLC. The total cost of the land was $2,895,000. The Company recognized profit of $2,785,000 and deferred profit of $2,785,000. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $5,893,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.

•In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary; therefore, it does not consolidate TRC-MRC 3, LLC in its financial statements. The building was 100% leased as of September 30, 2023. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $33,847,000 as of September 30, 2023. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $134,000 as of September 30, 2023.
•In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, which was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028 and had an outstanding principal balance of $22,110,000 as of September 30, 2023. The building was 100% leased as of September 30, 2023. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,668,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
•In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The building was 100% leased as of September 30, 2023. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,604,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $22,308,000 was outstanding as of September 30, 2023.
•TRCC/Rock Outlet Center LLC – This joint venture was formed in 2013 with Rockefeller Group Development Corporation, or Rockefeller. to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. At September 30, 2023, the Company’s equity investment balance in this joint venture was $9,723,000. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. As a result, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On August 16, 2023, the TRCC/Rock Outlet Center LLC joint venture successfully extended the maturity date of its term note with a financial institution from May 31, 2024 to June 30, 2025. In connection with the loan extension, the joint venture also reduced the outstanding amount by $6,000,000. As of September 30, 2023, the outstanding balance of the term note was $20,924,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – CFL is a joint venture with Tri Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of September 30, 2023, the Company owned 93.39% of CFL.
The Company’s investment balance in each of its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The variance represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of those assets.
Unaudited condensed statement of operations for the nine months ended September 30, 2023 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of September 30, 2023 and December 31, 2022 are as follows:

	Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$44,976	$49,108	$1,736	$3,653	$1,041	$2,192
18-19 West, LLC	—	—	—	(16)	—	(7)
TRCC/Rock Outlet Center, LLC[1]	1,740	1,415	(753)	(944)	(376)	(472)
TRC-MRC 1, LLC	1,110	805	373	60	187	29
TRC-MRC 2, LLC	1,647	1,008	683	342	341	171
TRC-MRC 3, LLC	1,138	1,065	68	156	33	78
TRC-MRC 4, LLC	1,746	—	(120)	—	(59)	—
TRC-MRC 5, LLC	—	—	(12)	—	(6)	—
Total	$52,357	$53,401	$1,975	$3,251	$1,161	$1,991

Centennial Founders, LLC	$15	$55	$(84)	$(157)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.3 million and $0.3 million for the three months ended September 30, 2023 and September 30, 2022, respectively.

	Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$120,002	$136,905	$6,880	$8,843	$4,128	$5,306
18-19 West, LLC	—	—	—	(63)	—	(31)
TRCC/Rock Outlet Center, LLC[1]	4,734	4,355	(2,512)	(2,322)	(1,256)	(1,161)
TRC-MRC 1, LLC	3,229	2,445	826	54	413	26
TRC-MRC 2, LLC	4,468	3,064	2,084	1,024	1,042	512
TRC-MRC 3, LLC	3,270	3,098	471	440	235	220
TRC-MRC 4, LLC	5,281	—	149	(11)	75	(5)
TRC-MRC 5, LLC	—	—	(42)	—	(21)	—
Total	$140,984	$149,867	$7,856	$7,965	$4,616	$4,867

Centennial Founders, LLC	$190	$379	$(46)	$18	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.9 million and $0.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

	September 30, 2023				December 31, 2022
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity (Deficit)	Equity	Assets	Debt	Equity (Deficit)	Equity
Petro Travel Plaza Holdings, LLC	$71,890	$(12,746)	$49,349	$17,209	$84,225	$(13,318)	$63,069	$25,441
TRCC/Rock Outlet Center, LLC	57,447	(20,924)	35,572	9,723	59,196	(27,707)	30,684	7,279
TRC-MRC 1, LLC	25,152	(22,308)	1,338	—	24,085	(22,787)	1,042	—
TRC-MRC 2, LLC	19,095	(22,110)	(1,944)	—	18,398	(22,612)	(3,939)	—
TRC-MRC 3, LLC	36,040	(33,847)	3,555	134	36,608	(34,494)	2,690	386
TRC-MRC 4, LLC	50,923	(61,993)	(8,867)	—	50,497	(40,130)	8,974	4,485
TRC-MRC 5, LLC	34,843	(25,049)	8,558	4,279	8,602	—	—	4,300
Total	$295,390	$(198,977)	$87,561	$31,345	$281,611	$(161,048)	$102,520	$41,891

Centennial Founders, LLC	$104,309	$—	$103,963	***	$102,984	$—	$102,689	***

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
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer is one of nine directors at WRMWSD. As of September 30, 2023, the Company paid $4,488,000 for these water contracts and related costs.
17.    SUBSEQUENT EVENTS
On October 23, 2023, the Company terminated its interest rate swap agreement with Bank of America, N.A., and received a $3,715,000 cash termination fee from Bank of America, N.A.

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
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets. A key element of our strategy is to entitle and then develop large-scale mixed-use master planned residential and commercial/industrial real estate development projects to serve the growing populations of Southern and Central California. Our mixed-use master planned residential developments include up to 35,278 housing units, and more than 35 million square feet of commercial space. We have obtained entitlements for MV and the first approved final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses. The Grapevine at Tejon Community has approved entitlements for 12,000 units and 5 million square feet of commercial development. Centennial at Tejon Ranch, or Centennial, had entitlements approved in 2019 by the Los Angeles County Board of Supervisors. These approvals were litigated in two lawsuits filed in Los Angeles County Superior Court in May 2019 and the Company has since worked on defending and addressing the ongoing litigation, including considering all options to address the Superior Court’s January 2022 decision and the Superior Court’s March 22, 2023 final judgment. On May 26, 2023, we filed a Notice of Appeal, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. During the appeal process the Superior Court’s order of the rescission of project approvals have been placed on hold. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for additional information regarding the Centennial litigation.
We are currently executing on value creation as we are engaged in construction, commercial sales, and leasing at our fully operational commercial/industrial center, TRCC. As previously reported, we received approval from Kern County allowing for development of multi-family apartment uses within TRCC, on a 27-acre site located immediately north of the Outlets at Tejon. This authorization allows us to develop up to a maximum of 495 multi-family residences, in thirteen apartment buildings, as well as approximately 6,500 square feet of community amenity space and up to 8,000 square feet of community serving retail. All of these efforts are supported by diverse revenue streams generated from other operations, including: farming, mineral resources, ranch operations, and our various joint ventures.

Our Business
We currently operate in five reporting segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; farming; and ranch operations.
Activities within the commercial/industrial real estate development segment include planning and permitting of land for development; construction of infrastructure; construction of pre-leased buildings; construction of buildings to be leased or sold; and the sale of land to third-parties for their own development. The commercial/industrial real estate development segment also includes activities related to the power plant lease and communications leases.
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
•A joint venture with Rockefeller Development Group, or Rockefeller:
◦TRCC/Rock Outlet Center LLC operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience in TRCC-East.
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
•Grapevine is an 8,010-acre development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Upon completion of Grapevine, the community will include 12,000 homes, 5.1 million square feet of commercial development, and more than 3,367 acres of open space and parks; and
•Immediately northeast of Grapevine is Grapevine North, a 7,655-acre development area, which is currently used for agricultural purposes. Identified as a development area in the RWA, Grapevine North presents a significant opportunity for future development. Grapevine North is envisioned to be a mixed-use community development similar to Grapevine at Tejon Ranch, or other development uses as appropriate based upon market conditions at the time.
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
Summary of 2023 Performance
For the three months ended September 30, 2023, we had a net loss attributable to common stockholders of $341,000 compared to net income of $10,184,000 for the three months ended September 30, 2022. The primary driver of this decrease was from our commercial/industrial segment, which had a $14,247,000 decline in its operating profit over the comparative period. The decline was caused by the absence of land sales during the current period. Partially offsetting this decrease was a $4,461,000 improvement in farming segment operating results, driven by lower cost of sales and lower water costs.
For the nine months ended September 30, 2023, we had net income attributable to common stockholders of $1,700,000 compared to $13,824,000 for the same period in 2022. The primary factor driving this decline was due to the absence of land sales in 2023 compared to two land sales in 2022 in our commercial/industrial segment, contributing to a $17,571,000 decrease in operating income. Another factor driving the decline was a $3,252,000 decrease in mineral resources segment operating profit, mainly attributable to limited opportunities to sell water as a result of the 100% SWP allocation. The above decreases were offset by an improvement in farming segment operating results of $5,832,000, attributable primarily to lower cost of sales and lower water costs. Also offsetting the decreases was lower income tax expense by $2,643,000 over the comparative period, resulting from lower operating income recognized for the year.
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
During the nine months ended September 30, 2023, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately, to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation, as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,539	$1,385	$154	11%
TRCC Leasing	439	384	55	14%
TRCC management fees and reimbursements	395	223	172	77%
Commercial leases	173	167	6	4%
Communication leases	251	254	(3)	(1)%
Landscaping and other	600	314	286	91%
Land sale	—	19,625	(19,625)	(100)%
Total commercial/industrial revenues	$3,397	$22,352	$(18,955)	(85)%
Total commercial/industrial expenses	$2,137	$6,845	$(4,708)	(69)%
Operating income from commercial/industrial	$1,260	$15,507	$(14,247)	(92)%

•Commercial/industrial real estate development segment revenues were $3,397,000 for the three months ended September 30, 2023, a decrease of $18,955,000, or 85%, from $22,352,000 for the three months ended September 30, 2022. The absence of a land sale was the primary driver of this decrease.
•Commercial/industrial real estate development segment expenses were $2,137,000 for the three months ended September 30, 2023, a decrease of $4,708,000, or 69%, from $6,845,000 for the three months ended September 30, 2022. The decrease was primarily attributable to not incurring land cost of sales due to the absence of a land sale in 2023.

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Commercial revenues
Pastoria Energy Facility	$3,895	$3,377	$518	15%
TRCC Leasing	1,265	1,138	127	11%
TRCC management fees and reimbursements	842	1,173	(331)	(28)%
Commercial leases	495	483	12	2%
Communication leases	782	762	20	3%
Landscaping and other	1,427	924	503	54%
Land sale	—	24,306	(24,306)	(100)%
Total commercial revenues	$8,706	$32,163	$(23,457)	(73)%
Total commercial expenses	$5,517	$11,403	$(5,886)	(52)%
Operating income from commercial/industrial	$3,189	$20,760	$(17,571)	(85)%

•Commercial/industrial real estate development segment revenues were $8,706,000 for the first nine months of 2023, a decrease of $23,457,000, or 73%, from $32,163,000 for the first nine months of 2022. As mentioned above, this decrease in revenues was primarily attributable to the absence of land sales during 2023.
•Commercial/industrial real estate development segment expenses were $5,517,000 during the first nine months of 2023, a decrease of $5,886,000, or 52%, from $11,403,000 during the first nine months of 2022. The decrease in expenses is consistent with the reduced revenues from the absence of land sales.

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
Our FTZ designation allows businesses to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of the trade zone. This FTZ designation is further supplemented by the AKIP adopted by the Kern County Board of Supervisors. AKIP aims to expand and enhance Kern County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. AKIP provides incentives, such as assistance in obtaining tax incentives, building supporting infrastructure, and workforce development.
We believe the FTZ and AKIP, along with our ability to provide fully entitled, shovel-ready land parcels to support buildings of any size, including buildings one million square feet or larger, can provide us with a potential marketing advantage. Our marketing efforts target the Inland Empire region of Southern California, the Santa Clarita Valley of northern Los Angeles County, the northern part of the San Fernando Valley (due to the limited availability of new product and high real estate costs in these locations), and the San Joaquin Valley of California. We continue to analyze the market and evaluate expansions of industrial buildings for lease either on our own or in partnerships, as we have done with the buildings developed within our joint ventures.
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
During the quarter ended September 30, 2023, vacancy rates in the Inland Empire climbed 100 basis points to 3.9% and net absorption rebounded due to large preleased deliveries. However, new supply continued to outpace net absorption for the seventh consecutive quarter. The average asking rent growth streak snapped, dropping by $0.10 from June 30, 2023 and $0.02 from September 30, 2022. With an increasing vacancy and another 27.4 million square feet in the construction pipeline, vacancy will continue to tick up with rents flattening out. The San Fernando Valley and Ventura County industrial markets continue to see tight conditions, as vacancy and availability sit at historically low numbers. Some vacancy was returned to the market, and the overall vacancy rate in the San Fernando Valley increased by 10 basis points to 0.9%, while in Ventura County, it decreased by 10 basis points to 1.4%. Average asking rates remained strong in the San Fernando Valley at $1.73 per square foot, whereas Ventura County saw a slight decrease to $1.20 per square foot.
Industrial vacancy rates are expected to remain low, and industrial users seeking larger spaces are going further north into neighboring Kern County, and particularly, TRCC, which has attracted increased attention as market conditions tightened. Additionally, TRCC is in a position to capture tenant awareness due to our ability to provide a competitive alternative for users in the Inland Empire and the Santa Clarita Valley. As an example, the Company's TRC-MRC 5 LLC joint venture with Majestic, a Los Angeles-based commercial industrial developer, formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. This industrial building is currently under construction with completion expected during the first quarter of 2024. A lease was secured, in advance of construction, for the entirety of this space with Sunrise Brands, a leading designer, producer, distributor, and retailer of both branded and private-label apparel, who is moving out of Los Angeles.
We expect our commercial/industrial real estate development segment to continue to experience costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs, as we continue to pursue development opportunities. We continue to see the impact of inflation within our construction costs and expect our costs to be impacted by inflation throughout 2023 and possibly into 2024. From a macroeconomic perspective, the tightening of capital markets may cause a near-term slowdown in new commercial real estate developments.
The actual timing and completion of development is difficult to predict, due to the uncertainties of the market. Infrastructure development and marketing activities and costs could continue to increase over several years, as we develop our land holdings. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future land sales are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial and industrial properties.

Real Estate – Resort/Residential:
We are in the preliminary stages of property development for this segment; hence, no revenues or profits are attributed to this segment.
Resort/residential real estate development segment expenses were $367,000 for the three months ended September 30, 2023, a decrease of $5,000, or 1%, from $372,000 for the three months ended September 30, 2022.
Resort/residential real estate development segment expenses were $1,079,000 for the first nine months of 2023, a decrease of $139,000, or 11%, from $1,218,000 for the first nine months of 2022. The decrease is namely attributed to a decrease in payroll and consulting costs.
Our long-term business plan of developing the communities of MV, Centennial, and Grapevine remains unchanged. As home buyer trends change in California to a more suburban orientation and the economy stabilizes, we believe the perception of land values will continue to improve. Long-term macro fundamentals, primarily California's population growth and household formation, will also support housing demand in our region. California also has a significant documented housing shortage, which we believe our communities will help ease. A majority the expenditures and capital investment to be incurred within our resort/residential real estate segment are expected to continue to focus on the mixed-use master planned communities of Centennial, Grapevine, and Mountain Village.
As we move forward with our master planned communities, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of additional common stock.
Mineral Resources:

	Three Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Mineral resources revenues
Oil and gas	$243	$322	$(79)	(25)%
Cement	680	797	(117)	(15)%
Rock aggregate	671	761	(90)	(12)%
Exploration leases	9	18	(9)	(50)%
Water Sales	1,516	1,228	288	23%
Reimbursables and other	(1)	13	(14)	(108)%
Total mineral resources revenues	$3,118	$3,139	$(21)	(1)%
Total mineral resources expenses	$2,000	$1,745	$255	15%
Operating income from mineral resources	$1,118	$1,394	$(276)	(20)%

•Mineral resources segment revenues were $3,118,000 for the three months ended September 30, 2023, a decrease of $21,000, or 1%, from $3,139,000 for the three months ended September 30, 2022. The reduction in revenues is primarily attributed to a decline in royalties recognized on cement, aggregate and oil gas sales, partially offset by an increase in water sales revenue during the period.
•Mineral resources segment expenses were $2,000,000 for the three months ended September 30, 2023, an increase of $255,000, or 15%, from $1,745,000 for the three months ended September 30, 2022. The increase is primarily due to higher water cost of sales recognized and an increase in property tax expense when compared to the previous year.

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Mineral resources revenues
Oil and gas	$760	$1,032	$(272)	(26)%
Cement	1,870	2,231	(361)	(16)%
Rock aggregate	1,457	1,560	(103)	(7)%
Exploration leases	26	88	(62)	(70)%
Water Sales	6,615	13,635	(7,020)	(51)%
Reimbursables and other	902	692	210	30%
Total mineral resources revenues	$11,630	$19,238	$(7,608)	(40)%
Total mineral resources expenses	$6,991	$11,347	$(4,356)	(38)%
Operating income from mineral resources	$4,639	$7,891	$(3,252)	(41)%

◦Mineral resources segment revenues were $11,630,000 for the first nine months of 2023, a decrease of $7,608,000, or 40%, from $19,238,000 for the first nine months of 2022. The reduction in revenues is primarily attributed to increased water availability. The SWP allocation is currently at 100%, whereas in 2022 it was at 5%, which severely limits the Company's water sales opportunities. Additionally, the Company experienced a decline in royalties due to lower production volume of cement, aggregate and oil and gas.
◦Mineral resources segment expenses were $6,991,000 for the first nine months of 2023, a decrease of $4,356,000, or 38%, when compared to the same period in 2022. This decrease is consistent with the reduced water sales volume when compared to the previous year. This decrease was partially offset by an increase in property tax expense.
As anticipated changes arise in the future related to groundwater management in California, such as limits on groundwater pumping, we believe our water assets, including water banking operations, ground water recharge programs, and access to water contracts like those we have purchased in the past, will become even more important and valuable in servicing our projects and providing opportunities for water sales to third-parties.
Prices for oil and natural gas fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as: changes in domestic and global supply and demand, domestic and global inventory levels, political and regulatory conditions in California, and international disputes. Production has seen an overall decline in California as a result of regulatory conditions.
Farming:

	Three Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Farming revenues
Almonds	$581	$1,752	$(1,171)	(67)%
Pistachios	—	903	(903)	(100)%
Wine grapes	1,885	1,906	(21)	(1)%
Hay	15	55	(40)	(73)%
Other	161	160	1	1%
Total farming revenues	$2,642	$4,776	$(2,134)	(45)%
Total farming expenses	$2,157	$8,752	$(6,595)	(75)%
Operating loss from farming	$485	$(3,976)	$4,461	(112)%
•Farming segment revenues were $2,642,000 for the three months ended September 30, 2023, a decrease of $2,134,000, or 45%, from $4,776,000 during the same period in 2022. The decrease is mainly caused by declines in almond and pistachio sales. The decline in almond sales is attributed to delay in harvesting the 2023 crops, which resulted in less almonds available for sale when compared to 2022 for the same three-month period. Comparatively, we sold 345,000 and 863,000 pounds of almonds during the three months ended September 30, 2023 and 2022, respectively. For pistachios, the harvest has also been delayed due to weather conditions during the year, resulting in no revenue realized on this crop for the current period.

•Farming segment expenses were $2,157,000 for the three months ended September 30, 2023, a decrease of $6,595,000, or 75%, from $8,752,000 during the same period in 2022. The decrease in expenses resulted from having fewer almond sales over the comparative periods, as well as no pistachio crop expense due to late harvest, compared to the $2,922,000 in pistachio crop expense recognized in 2022.

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Farming revenues
Almonds	$2,153	$3,878	$(1,725)	(44)%
Pistachios	(4)	903	(907)	(100)%
Wine grapes	1,924	1,906	18	1%
Hay	190	373	(183)	(49)%
Other	589	292	297	102%
Total farming revenues	$4,852	$7,352	$(2,500)	(34)%
Total farming expenses	$5,644	$13,976	$(8,332)	(60)%
Operating loss from farming	$(792)	$(6,624)	$5,832	(88)%

•Farming segment revenues were $4,852,000 for the first nine months of 2023, a decrease of $2,500,000, or 34%, from $7,352,000 during the same period in 2022. The decline is primarily driven by a decline in almond selling price, along with variations in the mix of almonds sold. During 2022, a majority of the almonds sold were of the Nonpareil and Monterey varieties, which generally sell at a higher price. In terms of units sold, the Company sold 989,000 and 1,500,000 pounds of almonds during the nine months ended September 30, 2023 and 2022, respectively. Delayed harvest for pistachios also attributed to the decline in farming revenues.
•Farming segment expenses were $5,644,000 for the first nine months of 2023, a decrease of $8,332,000, or 60%, from $13,976,000 when compared to the same period in 2022. The decline in farming expenses is primarily driven by lower almond cost of sales that resulted from lower almond sales. The late pistachio harvest delayed the timing of recognition in crop costs, which historically have commenced in the third quarter of the year. Additionally, the Company incurred less fixed water charges due to greater water availability in 2023.

Our almond, pistachio, and wine grape crop sales are highly seasonal, with most of our sales occurring during the third and fourth quarters. Each year, almonds and pistachios are sold at market prices, while grapes are sold to wineries at contracted prices. We expect that our farming operations during 2023 will continue to be impacted by higher costs of production, such as fuel costs, fertilizer costs, pest control costs, and labor costs. Higher than historically normal almond inventory levels are anticipated to have a continuing adverse effect on selling prices for the remainder of 2023. The current industry subjective estimate for the 2023 almond crop is 2.6 billion pounds, which is consistent with 2022.
Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. Farmers in California have faced a series of challenges in recent years, and this wet, cool winter and spring created different obstacles after three years of drought. In addition, higher cultural and financing costs and a reduced bloom cycle with highly compromised bee flight hours created more adversity for farmers. The Company's harvest has been delayed for pistachios and almonds as a result of spring and early summer weather conditions. However, the abundant rain and snow has vastly improved the water situation while shipping logistics continue to improve.
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

Ranch Operations:

	Three Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Ranch Operations revenues
Game management and other [1]	$693	$838	$(145)	(17)%
Grazing	359	370	(11)	(3)%
Total Ranch Operations revenues	$1,052	$1,208	$(156)	(13)%
Total Ranch Operations expenses	$1,196	$1,143	$53	5%
Operating (loss) income from Ranch Operations	$(144)	$65	$(209)	(322)%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
•Ranch operations revenues were $1,052,000 for the three months ended September 30, 2023, a decrease of $156,000, or 13%, from $1,208,000 for the same period in 2022. The decrease is primarily attributed to lower filming location revenues, offset by higher revenues recognized for guided hunts.
•Ranch operations expenses were $1,196,000 for the three months ended September 30, 2023, an increase of $53,000, or 5%, from $1,143,000 for the same period in 2022. This slight increase is attributed to an increase in insurance costs and third-party landscaping services when compared to the prior period. The increase in landscaping services will continue throughout the year as we shift to third-parties for landscaping services.

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Ranch Operations revenues
Game Management and other [1]	$2,096	$2,001	$95	5%
Grazing	1,288	1,010	278	28%
Total Ranch Operations revenues	$3,384	$3,011	$373	12%
Total Ranch Operations expenses	$3,864	$3,708	$156	4%
Operating loss from Ranch Operations	$(480)	$(697)	$217	(31)%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
•Ranch operations revenues were $3,384,000 for the first nine months of 2023, an increase of $373,000, or 12%, from $3,011,000 for the same period in 2022. The increase is primarily attributed to higher grazing lease revenues.
•Ranch operations expenses were $3,864,000 for the first nine months of 2023, an increase of $156,000, or 4%, from $3,708,000 for the same period in 2022. This slight increase is attributed to an increase in insurance costs and third-party landscaping services when compared to the prior period.
Corporate and Other:
Corporate general and administrative costs were $2,315,000 for the three months ended September 30, 2023, an increase of $685,000, or 42%, from $1,630,000 for the same period in 2022. The increase is primarily attributable to higher salary expense and stock compensation expense recognized during the period.
Corporate general and administrative costs were $6,824,000 for the first nine months of September 30, 2023, an increase of $594,000, or 10%, from $6,230,000 for the same period in 2022. The increase in expenses relates to higher salary expense and professional accounting fees over the comparative periods.
Total other income was $670,000 for the three months ended September 30, 2023, an increase of $255,000 from $415,000 for the same period in 2022. This increase is primarily attributed to an increase in interest income resulting from higher interest rates over the comparative periods.
Total other income was $2,047,000 for the nine months ended September 30, 2023, an increase of $709,000, from $1,338,000 for the same period in 2022. This increase is attributed to an increase in interest income resulting from an increase in marketable securities invested and higher interest rates over the comparative periods.

Joint Ventures:

	Three Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$1,041	$2,192	$(1,151)	(53)%
18-19 West, LLC	—	(7)	7	(100)%
TRCC/Rock Outlet Center, LLC	(376)	(472)	96	(20)%
TRC-MRC 1, LLC	187	29	158	545%
TRC-MRC 2, LLC	341	171	170	99%
TRC-MRC 3, LLC	33	78	(45)	(58)%
TRC-MRC 4, LLC	(59)	—	(59)	100%
TRC-MRC 5, LLC	(6)	—	(6)	100%
Total equity in earnings	$1,161	$1,991	$(830)	(42)%

•Equity in earnings was $1,161,000 for the three months ended September 30, 2023, a decrease of $830,000, from $1,991,000 during the same period in 2022. The decrease is primarily attributed to lower equity in earnings realized on Petro Travel Plaza joint venture as a result of lower fuel margins as inventory costs increased. We expect margins to normalize in the fourth quarter of 2023.

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$4,128	$5,306	$(1,178)	(22)%
18-19 West, LLC	—	(31)	31	(100)%
TRCC/Rock Outlet Center, LLC	(1,256)	(1,161)	(95)	8%
TRC-MRC 1, LLC	413	26	387	*
TRC-MRC 2, LLC	1,042	512	530	104%
TRC-MRC 3, LLC	235	220	15	7%
TRC-MRC 4, LLC	75	(5)	80	*
TRC-MRC 5, LLC	(21)	—	(21)	*
Total equity in earnings	$4,616	$4,867	$(251)	(5)%
*Percentage change not meaningful
•Equity in earnings was $4,616,000 for the nine months ended September 30, 2023, a decrease of $251,000, or 5%, from $4,867,000 during the same period in 2022. Petro Travel Plaza equity in earnings decreased during the year due to lower fuel margins. This decrease is partially offset by increases in equity in earnings of TRC-MRC 1, LLC and TRC-MRC 2, LLC joint ventures, mainly attributed to a combination of new leases at higher rental rates and rent escalations. Additionally, the lease within the TRC-MRC 4, LLC joint venture commenced in late 2022, bringing on a new revenue stream.
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
Income Taxes
For the nine months ended September 30, 2023, we had net income tax expense of $3,619,000 compared to $6,262,000 for the nine months ended September 30, 2022. The effective tax rates approximated 68% and 31% for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, income taxes payable amounted to $3,088,000. We classify interest and penalties incurred on tax payments as income tax expenses. Our effective tax rates were higher than statutory rates primarily because of permanent differences related to Section 162(m). The Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
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
To enhance shareholder value over the long-term, we expect to continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, provide adequate water supplies, and provide funds for general land development activities. Within our farming segment, we intend to make investments, as needed, to improve efficiency and add capacity to its operations, when it is profitable to do so.
Our cash, cash equivalents and marketable securities totaled $72,605,000 as of September 30, 2023, an increase of $42,000 from $72,563,000 as of December 31, 2022.
The following table shows our cash flow activities for the nine months ended September 30,

(in thousands)	2023	2022
Operating activities	$14,750	$1,868
Investing activities	$(6,805)	$(5,383)
Financing activities	$(3,915)	$(2,372)

Operating Activities
During the first nine months of 2023, our operations provided $14,750,000 primarily as a result of distributions of earnings from unconsolidated joint ventures.
During the first nine months of 2022, our operations provided $1,868,000 primarily as a result of distributions of earnings from unconsolidated joint ventures.
Investing Activities
During the first nine months of 2023, investing activities used $6,805,000. We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $13,513,000, which includes predevelopment activities for our master planned communities; $1,444,000 consisting of permitting efforts for MV; $907,000 consisting of permitting efforts for Grapevine; and costs related to litigation defense for Centennial of $2,123,000. At TRCC, we spent $4,492,000 on infrastructure improvements at TRCC-East. Within our farming segment, we spent $3,983,000, which includes cultural costs for orchards currently classified as under development and replacing machinery and equipment. Additionally, we used $6,070,000 to acquire water assets. We had marketable securities of $91,831,000 that matured, and we reinvested $87,272,000. We contributed $3,750,000 into our unconsolidated joint ventures during the year. Lastly, we received proceeds of $10,645,200, and $1,324,000 from joint venture distributions, and water sales, respectively.
During the first nine months of 2022, investing activities used $5,383,000. We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $17,687,000, which includes predevelopment activities for our master planned communities; $2,465,000 consisting of permitting efforts for MV; $657,000 consisting of permitting efforts for Grapevine, and costs related to litigation defense for Centennial of $2,675,000. At TRCC, we spent $6,399,000 on infrastructure improvements and planning on the residential community at TRCC-East. Within our farming segment, we spent $5,046,000, which includes cultural costs for orchards not currently in production and replacing machinery and equipment.

Lastly, we used $988,000 to acquire water assets. We had marketable securities of $27,961,000 that matured and we invested $48,614,000. Lastly, we received proceeds of $3,968,000, $5,202,000, and $24,950,000, from joint venture distributions, water sales, and land sales, respectively.

As we move forward, we anticipate we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments, including the investments summarized below.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2023 is primarily related to our real estate projects. These estimated investments include approximately $6,298,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to design and construct water facilities to support future anticipated absorption. We also plan to continue to invest in cultural costs tied to new almond orchards and vineyards, and to replace farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. Lastly, we expect to invest up to $2,480,000 for land planning, litigation/appeals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2023.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2023 and 2022, was $1,828,000 and $1,682,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects, which aggregated $1,744,000 and $1,779,000 for the nine months ended September 30, 2023 and 2022, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first nine months of 2023, financing activities used $3,915,000, which was attributable to long-term debt service of $1,321,000, and tax payments on vested share grants of $2,594,000.
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
Capital Structure and Financial Condition
At September 30, 2023, total capitalization at book value was $529,822,000, consisting of $48,832,000 of debt and $480,990,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 9.2%.
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
The New Term Note had a $47,338,000 balance as of September 30, 2023. The interest rate per annum applicable to the New Term Loan is the daily SOFR plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The New Term Note requires monthly amortization payments pursuant to a schedule set forth in the New Term Note, with the final outstanding principal amount due June 30, 2032. The New Credit Facility is secured by our farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The New RLC had no outstanding balance as of September 30, 2023. At our option, the interest rate on this line of credit can float at a rate equal to Daily SOFR plus 1.37% or can be fixed at a rate equal to Term SOFR plus 1.37% for interest periods elected by us. During the term of the New RLC (which expires on June 30, 2027), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then reborrow, as necessary.
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
At September 30, 2023 and December 31, 2022, we were in compliance with all financial covenants.
The New Credit Facility also contains customary negative covenants that limit the ability for us to, among other things, make capital expenditures, incur indebtedness and issue guaranties, consummate certain asset sales, acquisitions or mergers, make investments, pay dividends or repurchase stock, make a change in capital ownership, or incur liens on any assets.
The New Credit Facility contains customary events of default, including: failure to make required payments; failure to comply with terms of the New Credit Facility; bankruptcy and insolvency. The New Credit Facility contains other customary terms and conditions, including representations and warranties, which are typical for credit facilities of this type.
We also have a $4,750,000 promissory note agreement, whose monthly principal and interest began October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of September 30, 2023 was $1,494,000.
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
In May 2022, we filed an updated shelf registration statement on Form S-3, which went effective in May 2022. Under the shelf registration statement, we may offer and sell in the future through one or more offerings not to exceed $200,000,000 of common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and, when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to our funding needs.
Although we had a strong liquidity position at September 30, 2023 with $72,605,000 in cash and securities and $40,607,000 available on our New RLC to meet any short-term liquidity needs, we have taken steps to maximize positive cash flow in case a lack of liquidity in the economy limits our access to third-party funding by responsibly limiting cash expenditures to the extent practical. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
We continue to expect that substantial investments will be required to develop our land assets. To meet these capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and/or the issuance of common stock. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements in the near term as described earlier in the cash flow and liquidity discussions.

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of September 30, 2023, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$290,313	$12,800	$26,762	$28,393	$222,358
Long-term debt	48,832	1,844	3,964	4,363	38,661
Interest on long-term debt	16,116	2,204	4,146	3,765	6,001
Cash contract commitments	11,161	7,002	2,570	518	1,071
Defined Benefit Plan	4,735	341	839	993	2,562
SERP	4,973	515	1,059	1,108	2,291
Financing fees	163	163	—	—	—
Total contractual obligations	$376,293	$24,869	$39,340	$39,140	$272,944
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
As discussed in Note 13 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from us to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from us that are in the SERP program. We contributed $165,000 to our defined benefit plan in 2023.

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
In connection with the sale of the bonds, there is a standby letter of credit for $4,393,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless we, as the largest landowner in the CFD, fail to make our property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. As of September 30, 2023, we believe that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period and will be renewed in two-year intervals, as necessary. The annual cost related to the letter of credit is approximately $62,000. The tax assessment of each individual property sold or leased within each CFD is not determinable at this time, because it is based on the current tax rate of the property at the time of sale or at the time it is leased to a third-party. Accordingly, we were not required to recognize an obligation as of September 30, 2023.
As of September 30, 2023, aggregate outstanding debt of unconsolidated joint ventures was $198,977,000; $186,231,000 of this debt is subject to various degrees of guarantees ranging from 0% to 100% of the total debt outstanding, with construction loans generally being 100% guaranteed. As of September 30, 2023, only $45,973,000 of outstanding debt is subject to guarantees. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we, as of September 30, 2023, do not expect any guarantee to be called upon. We do not provide a guarantee on the $12,746,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net (loss) income	$(347)	$10,173	$1,697	$13,825
Net (loss) income attributable to non-controlling interest	(6)	(11)	(3)	1
Net (loss) income attributable to common stockholders	(341)	10,184	1,700	13,824
Interest, net
Consolidated	(700)	(204)	(1,775)	(300)
Our share of interest expense from unconsolidated joint ventures	1,216	725	3,618	1,955
Total interest, net	516	521	1,843	1,655
Income taxes	2,215	3,221	3,619	6,262
Depreciation and amortization:
Consolidated	1,028	1,294	3,003	3,342
Our share of depreciation and amortization from unconsolidated joint ventures	1,393	1,095	4,005	3,337
Total depreciation and amortization	2,421	2,389	7,008	6,679
EBITDA	4,811	16,315	14,170	28,420
Stock compensation expense	864	1	2,369	2,088
Adjusted EBITDA	$5,675	$16,316	$16,539	$30,508
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Commercial
Revenues	$3,397	$22,352	$8,706	$32,163
Expenses	2,137	6,845	5,517	11,403
Commercial/Industrial operating income	$1,260	$15,507	$3,189	$20,760
Plus: Commercial/Industrial depreciation and amortization	108	112	327	341
Plus: General, administrative, cost of sales and other expenses	1,927	6,638	4,824	10,750
Less: Other revenues including land sales	(954)	(20,160)	(2,154)	(26,394)
Total Commercial/Industrial net operating income	$2,341	$2,097	$6,186	$5,457

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Net operating income	2023	2022	2023	2022
Pastoria Energy Facility	$1,572	$1,382	$3,997	$3,367
TRCC	350	301	947	877
Communication leases	252	254	773	753
Other commercial leases	167	160	469	460
Total Commercial/Industrial net operating income	$2,341	$2,097	$6,186	$5,457
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Earnings of unconsolidated joint ventures	$1,975	$3,251	$7,856	$7,965
Interest expense of unconsolidated joint ventures	2,389	1,416	7,116	3,838
Operating income of unconsolidated joint ventures	4,364	4,667	14,972	11,803
Depreciation and amortization of unconsolidated joint ventures	2,620	2,045	7,578	6,242
Net operating income of unconsolidated joint ventures	$6,984	$6,712	$22,550	$18,045

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
The New RLC had no outstanding balance as of September 30, 2023. At our option, the interest rate on this line of credit can float at a rate equal to Daily SOFR plus 1.37% or can be fixed at a rate equal to Term SOFR plus 1.37% above Term SOFR for interest periods elected by us. During the term of the New RLC (which expires on June 30, 2027), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one of which had a balance of $47,338,000 as of September 30, 2023 and is tied to the daily SOFR plus a margin of 1.55 percentage points. The interest rate for the term of the New Term Note has been fixed through the use of an interest rate swap at a rate of 4.62%. The outstanding balance on the second term loan as of September 30, 2023 was $1,494,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time to time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first term loan (discussed here).
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2023
(In thousands except percentage data)

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Assets:
Marketable securities	$15,941	$13,594	$—	$—	$—	$—	$29,535	$29,456
Weighted average interest rate	4.87%	5.02%	—%	—%	—%	—%	4.94%
Liabilities:
Long-term debt ($4.75M note)	$67	$277	$289	$302	$315	$244	$1,494	$1,494
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($49.1M note)	$389	$1,589	$1,669	$1,753	$1,840	$40,098	$47,338	$47,338
Weighted average interest rate	4.62%	4.62%	4.62%	4.62%	4.62%	4.62%	4.62%

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

ITEM 4. CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
At the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None
(b) Not applicable.
(c) None.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.5	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20

10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 25
10.33	Revolving Line of Credit	FN 36
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders LLC, Redemption and Withdrawal Agreement - Lewis Tejon Member, LLC	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	*Executive Officer Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	FN 42
10.52	Credit Agreement Between Tejon Ranchcorp and Bank of America, N.A.	FN 43
10.53	Executive Officer Severance Agreement – Marc Hardy	FN 44
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

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

FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the period ended March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 22	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.31 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 25	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.32 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.

FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 34	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 35	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 36	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.
FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 42	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the year ended March 31, 2022, is incorporated herein by reference.
FN 43	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.52 to our Quarterly Report on Form 10-Q for the year ended September 30, 2022, is incorporated herein by reference.
FN 44	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.53 to our Quarterly Report on Form 10-Q for the year ended June 30, 2023, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

November 7, 2023	/s/ Gregory S. Bielli
Date	Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2023	/s/ Brett A. Brown
Date	Brett A. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 7, 2023	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)