Form 10-K
period 2023-12-31
TEJON RANCH CO
filed 2024-03-06
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒
The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2023 was $459,830,083 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.

The number of the Company’s outstanding shares of Common Stock on February 29, 2024 was 26,787,073 .
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of the Registrant's fiscal year ended December 31, 2023, relating to the directors and executive officers of the Company are incorporated by reference into Part III.

Glossary

The following initialisms or acronyms may be used in this document and shall be defined as set forth below:

AKIP	Advance Kern Incentive Program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVEK	Antelope Valley East Kern Water Agency
CFL	Centennial Founders, LLC
CBD	Center for Biological Diversity
CEQA	California Environmental Quality Act
CFD	Community Facilities District
CNPS	California Native Plant Society
EBITDA	Earnings Before Interest Tax Depreciation and Amortization
EIR	Environmental Impact Report
FTZ	Foreign Trade Zone
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Green House Gas
GSP	Groundwater Sustainability Plan
LIBOR	London Interbank Offered Rate
MV	Mountain Village at Tejon Ranch
NOI	Net Operating Income
NLER	Net Liabilities to Equity Ratio
PEF	Pastoria Energy Facility, LLC
RCL	Revolving Credit Line
RWA	Tejon Ranch Conservation and Land Use Agreement
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SWP	State Water Project
TCWD	Tejon-Castac Water District
TRC	Tejon Ranch Co.
TRCC	Tejon Ranch Commerce Center
TRPFFA	Tejon Ranch Public Facilities Financing Authority
WRMWSD	Wheeler Ridge Maricopa Water Storage District

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

Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the improvement and monetization of our land-based assets.  A key element of our strategy is to entitle and then develop large-scale mixed-use master planned residential and commercial/industrial real estate projects to serve the growing populations of Southern and Central California.  Our mixed-use master planned residential developments have been approved to collectively include up to 35,278 housing units, and more than 35 million square feet of commercial space.  We have obtained entitlements on MV and the first approved final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses. The Grapevine at Tejon Ranch, or Grapevine, has approved entitlements for 12,000 units and 5 million square feet of commercial development. Centennial at Tejon Ranch, or Centennial, had entitlements approved in 2018, and received legislative approvals in 2019 from the Los Angeles County Board of Supervisors.
The Centennial approvals were litigated in two lawsuits filed in Los Angeles County Superior Court in May 2019 and the Company has since worked on defending and addressing the ongoing litigation, including considering all options to address the Superior Court’s January 2022 decision and the Superior Court’s March 22, 2023 final judgment. On May 26, 2023, we filed a Notice of Appeal, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. During the appeal process the Superior Court’s order of the rescission of project approvals have been placed on hold.

We are currently executing on value creation as we are engaged in construction, commercial sales, and leasing at our commercial/industrial center TRCC.  We have begun construction of the first phase of a multi-family community, Terra Vista at Tejon, within TRCC. The development is located on a 27-acre site located immediately north of the Outlets at Tejon. In this first phase, the Company will develop 228 multi-family residences, in seven apartment buildings, as well as 5,525 square feet of community amenity space. All of these efforts are supported by diverse revenue streams generated from other operations including: farming, mineral resources, ranch operations, and our various joint ventures.

MASTER LAND USE PLAN

Real Estate
Commercial / Industrial
Mixed Use Development
Mineral Resources
Mining
Oil & Gas
Farming
Agricultural Land
Ranch Operations
Grazing
Bakersfield
Bakersfield
223
Arvin
99
5
TRCC
Grapevine
Mountain Village
Tejon Ranch Headquarters
Lebec
Frazier Park
Kern County
Los Angeles County
Centennial
138
To Los Angeles
Ventura County
5
0
2½
5
Miles
N

Percentage of Total Revenue1 by Segment:
1 Charts present segment revenues and equity in earnings of unconsolidated joint ventures, which has been included in real estate, while other income components are excluded.

Segment Revenues
100,000
75,000
50,000
25,000
0
$ (Thousands)
2023
2022
2021
Real Estate
Ranch Operations
Mineral Resources
Farming

Segment Profit and Loss
30,000
20,000
10,000
0
-10,000
$ (Thousands)
2023
2022
2021
Real Estate
Ranch Operations
Mineral Resources
Farming
Resort Residential

Note: Our Resort Residential reporting segment did not report revenues in the periods reported herein.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing segments for the last three years:

FINANCIAL INFORMATION ABOUT SEGMENTS
(Amounts in thousands of dollars)

	Year Ended December 31,
	2023	2022	2021
Revenues and Other Income
Real Estate—commercial/industrial	$11,758	$40,515	$19,476
Mineral resources	14,524	21,595	20,987
Farming	13,950	13,001	11,039
Ranch operations	4,507	4,106	4,111
Segment revenues	44,739	79,217	55,613
Investment income	2,557	634	57
Revenues and other income	47,296	79,851	55,670
Equity in earnings of unconsolidated joint ventures	6,868	7,752	9,202
Total revenues and other income (1)	$54,164	$87,603	$64,872
Segment Profits (Losses) and Net Income
Real Estate—commercial/industrial	$3,705	$24,159	$7,523
Real Estate—resort/residential	(1,528)	(1,629)	(1,723)
Mineral resources	5,839	8,626	7,428
Farming	(1,307)	(6,810)	(3,077)
Ranch operations	(536)	(918)	(568)
Segment profits (2)	6,173	23,428	9,583
Investment income	2,557	634	57
Other (loss) income	(138)	1,088	164
Corporate expenses	(9,872)	(9,699)	(9,843)
(Loss) income from operations before equity in earnings of unconsolidated joint ventures and income tax expense	(1,280)	15,451	(39)
Equity in earnings of unconsolidated joint ventures	6,868	7,752	9,202
Income before income taxes	5,588	23,203	9,163
Income tax expense	2,323	7,393	3,821
Net income	3,265	15,810	5,342
Net income (loss) attributable to non-controlling interest	—	2	(6)
Net income attributable to common stockholders	$3,265	$15,808	$5,348
Identifiable Assets by Segment (3)
Real Estate—commercial/industrial	$73,105	$74,292	$82,397
Real Estate—resort/residential	321,216	312,956	305,818
Mineral resources	52,068	48,780	52,440
Farming	52,094	45,814	47,160
Ranch operations	2,072	1,945	2,079
Corporate	76,968	83,004	56,142
Total assets	$577,523	$566,791	$546,036
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
Interstate 5, one of the nation’s most heavily traveled freeways, brings in excess of 89,000 vehicles per day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding three interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 and Highway 138 corridors, which includes TRCC; MV, a resort and residential community; Grapevine, a mixed-use master planned community in Kern County; Grapevine North, a 7,655-acre development area; and Centennial, a mixed-use master planned community in Los Angeles County. TRCC includes developments east and west of Interstate 5 at TRCC-East and TRCC-West, respectively.
The chart below is a continuum of the real estate development process highlighting each project's current status and key milestones to be met in moving through the real estate development process in California. During this process, we may experience delays arising from factors beyond our control. Such factors include litigation and a changing regulatory environment.

Grapevine North
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
US Army Corps of Engineers
Obtain Permitting to Commence Construction
Centennial
Mountain Village

Note: Grapevine North's entitlement efforts have not yet begun, the Company continuously assesses its long-term growth strategy and capital resources when determining the start of this additional development.

Reporting Segments
Real Estate - Commercial/Industrial

58
Bakersfield
5
To Sacramento
99
119
Lamont
58
223
Arvin
Taft
Tehachapi
166
Tejon Ranch Commerce Center
Tejon Ranch
Grapevine
Mountain Village
Frazier Park
Centennial
138
5
To Los Angeles
33

A primary focus of the Company is our real estate commercial/industrial segment that includes: planning and permitting of land held for development; construction of infrastructure; the construction of pre-leased buildings; the construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment also includes activities related to communications leases, a power plant lease, and landscape maintenance fees.
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
As of December 31, 2023, our industrial portfolio, through our joint venture partnerships, consisted of 2.8 million square feet of gross leasable area, or GLA, and our TRCC commercial portfolio consisted of 620,907 square feet of GLA. As of December 31, 2023, our industrial portfolio was 100% leased and our commercial portfolio was 96% leased. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property expenses including property taxes, insurance, and maintenance.
Over eight million square feet of industrial, commercial, and retail space has been developed and is either operational (by us or third parties that we sold to), under construction, or soon to be under construction at TRCC, including distribution centers for IKEA, Caterpillar, Nestlé, Famous Footwear, L'Oreal, Camping World, Sunrise Brands, Dollar General and RectorSeal. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the west coast’s principal north-south goods movement corridor.

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
Recent Developments
For a discussion of business developments that occurred in 2023, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report. Certain summarized highlights are contained below.
Construction
On March 29, 2022, we formed TRC-MRC 5 LLC, a joint venture with Majestic Realty Co., or Majestic, a Los Angeles-based commercial industrial developer, to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. Construction of the building was completed in December 2023. A lease was secured, in advance of construction, for the entirety of this space by Sunrise Brands, a leading designer, producer, distributor, and retailer of both branded and private-label apparel. The tenant took possession of the property in January 2024.
During the first quarter of 2024, we began construction on Terra Vista at Tejon, a new multi-family apartment community located immediately adjacent to the Outlets at Tejon at TRCC. Terra Vista at Tejon is our first residential development. This development will also begin TRCC’s transition to a mixed-use master-planned community. TRCC already includes a large employment base of industrial and retail users totaling over 8.8 million square feet of existing development, under construction or near construction, with an additional 11.1 million square feet of entitled space to be developed in the future.
Investments
Leasing
Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to two auto service stations with convenience stores, 11 fast-food operations, one service diner-style restaurant, a motel, an antique shop, and a post office.
In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, fiber optic cable routes, and 32 acres of land to Pastoria Energy Facility, L.L.C., or PEF, for an electric power plant.

The following table summarizes information with respect to lease expirations for our consolidated entities as of December 31, 2023.

Year of Lease Expiration	Number of Expiring Leases	Rentable Square Footage of Expiring Leases	Annualized Base Rent[1]	Percentage of Annual Minimum Rent
2024	3	6,810	$266	3.83%
2025	5	61,708	552	7.95%
2026	8	65,367	536	7.72%
2027	3	1,201	225	3.24%
2028	6	90,131	458	6.59%
2029[2]	1	1,394,000	4,403	63.40%
2030[3]	2	—	68	0.98%
2031	—	—	0	—%
2032	1	3,750	152	2.19%
2033	1	125,453	82	1.18%
2034	1	1,801	76	1.09%
Thereafter	2	64,004	127	1.83%
1 - Annualized base rent is calculated as monthly base rent (cash basis) per the lease, as of the reporting period, multiplied by 12. Annualized base rent shown in thousands.
2 - This amount includes 32 acres of the PEF ground lease.
3 - These leases pertain to communication leases that do not have defined rentable square feet.
For the year ended December 31, 2023, we had five lease renewals.
Terra Vista at Tejon
In 2021, the Kern County Board of Supervisors approved a Conditional Use Permit (CUP) which authorizes the development of a multi-family apartment complex within TRCC. The approved CUP authorizes the Company to develop up to a maximum of 495 multi-family residences, in thirteen apartment buildings, as well as approximately 6,500 square feet of community amenity space and 8,000 square feet of community serving retail, collectively known as Terra Vista at Tejon. The multi-family apartment community will be located on a 27-acre site located immediately north of the Outlets at Tejon. Terra Vista at Tejon will be the first residential community at TRCC and for the Company, providing an ideal housing option for the thousands of employees currently working at the various distribution centers, retailers, hotels and fast-food restaurants at TRCC.
On February 16, 2022, we formed TRC-MRC Multi I, LLC with Majestic for the development, leasing and management of this multi-family residential community. On January 26, 2023, the Company and Majestic entered into a Membership Interest Purchase Agreement, formalizing the purchase of Majestic's interest in this joint venture for $175,000; the joint venture was subsequently dissolved in September of 2023. As of December 31, 2023, the Company owns 100% interest of this project, and has consolidated its assets within the Consolidated Balance Sheet.
During the first quarter of 2024, the Company has started construction of the 228-unit first phase of Terra Vista at Tejon. The first units are expected to become available in 2025, with the remaining units in this first phase expected to come online soon thereafter.
Joint Ventures
We use joint ventures to advance our development projects at TRCC. This allows us to combine our resources with other real estate companies and gain greater access to capital, share in the risks of real estate developments and share in the operating expenses. More importantly, it allows us to better manage the deployment of our capital for entitlement and litigation efforts, and increase our leasing portfolio.
Our joint venture with TA/Petro owns and operates two travel and truck stop facilities, restaurants, and five separate gas stations with convenience stores within TRCC-West and TRCC-East.
We are involved in five joint ventures with Majestic to develop, lease, manage, and/or acquire industrial buildings within TRCC. These joint ventures currently operate five fully leased industrial buildings occupying over 2.8 million rentable square feet.

We are involved in a joint venture with Rockefeller Development Group, or RDG, as of December 31, 2023. The TRCC/Rock Outlet Center LLC operates the Outlets at Tejon. Our previous joint venture with RDG, the 18-19 joint venture, sold its land to a third-party during the fourth quarter of 2021 for $15.2 million, and was dissolved in 2022.
TRCC Entitlements
The following is a summary of the Company's commercial, retail and industrial real estate developments as of December 31, 2023:

($ in thousands)
Project	Cost to Date	Estimated Cost to Complete	Total Estimated Cost at Completion	Estimated Completion Date
Tejon Ranch Commerce Center	$101,421	$98,206	$199,627	TBD
Less: Reimbursements from TRPFFA[1]	86,276	45,546	131,822	TBD
TRCC Development Costs, net	$15,145	$52,660	$67,805

[1]The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and Tejon-Castac Water District, or TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA, through bond sales, will reimburse the Company for qualifying infrastructure costs at TRCC.

The above costs have increased as a result of inflationary factors on expenditures such as labor, fuel, and material costs.
The following table summarizes total entitlements for TRCC as of December 31, 2023:

(in square feet)	Industrial	Commercial Retail
Total entitlements received	19,300,941	956,309
Total entitlements used	8,201,864	674,246
Entitlements available	11,099,077	282,063

We believe we are well positioned for long-term value creation as we continue with our current development plans at TRCC. This is evident in the 151% increase in land prices over a six-year period starting with $3.50 per square foot in 2017. Industrial rents have increased 236% over the same six year period starting at $0.25 per square foot in 2017. Current entitlements available at TRCC can facilitate alternative uses and further increase the per-acre value.

TEJON RANCH
COMMERCE CENTER

Master Land Use Plan

99
TO BAKERSFIELD
5
WWTP EXPNASION
WWTP
WHEELER RIDGE ROAD
PRE-CONSTRUCTION
SUNRISE BRANDS
BASIN
NESTLÉ UNDER CONSTRUCTION
IKEA
TRANSFORMCO & CAMPING WORLD
CATERPILLAR
RECTORSEAL & L'ORÉAL
WWTP
TRAVEL CENTERS OF AMERICA
PLANT PREFAB
BASIN
n.a.p.
FAMOUS FOOTWEAR
BASIN
PETRO TRAVEL PLAZA
TERRA VISTA AT TEJON
OUTLETS
LAVAL ROAD
LAVAL ROAD WEST
PRE-CONSTRUCTION
DOLLAR GENERAL
DOLLAR GENERAL & VISION MEDIA
IKEA
TO LOS ANGELES
WHOLLY-OWNED by TEJON RANCH
Income Producing Properties
Land with Land Improvements - Multi-Family
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
We believe that our ability to provide fully-entitled, shovel-ready land parcels to support buildings ranging from 10,000 square feet to more than two million square feet, provides us with a marketing advantage. Our marketing efforts target industrial users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley, for whom we may be an attractive location due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of smaller facilities, but often are looking to expand operations and cannot find larger size buildings in these markets. We are also targeting larger users in the Inland Empire, east of Los Angeles, that are looking to relocate to lower their operating costs.

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
Our most direct regional competitors are in the Inland Empire, a large industrial area located 60 miles east of Los Angeles, which continues its expansion eastward beyond Riverside and San Bernardino into the Perris, Moreno Valley, and Beaumont regions of Southern California. We also face competition within Northern Los Angeles, which is comprised of the San Fernando Valley and Santa Clarita Valley along with areas north of us in the San Joaquin Valley of California. Strong demand for large distribution facilities is driving development farther east in the search for large, entitled parcels. As development in the Inland Empire continues to move east and farther away from the ports, our proximity to the ports is becoming more advantageous.
During the quarter ended December 31, 2023, vacancy rates in the Inland Empire climbed to 5.1%, a level not seen in over ten years. Average asking rents declined by $0.06 per square foot (4.2%) quarter-over-quarter and $0.13 per square foot (8.0%) from one year ago to $1.48 per square foot. Net absorption remained in positive territory, driven by several large pre-leases completing construction. However, new supply continued to outpace demand for the eighth consecutive quarter, pushing availability up 130-basis points to 8.5%, a level not seen since Q1 2013. The San Fernando Valley and Ventura County industrial markets continue to see tight conditions, as vacancy and availability sit at historically low numbers. Some vacancy was returned to the market, and the overall vacancy rate in the San Fernando Valley increased by 30 basis points to 1.2%, while in Ventura County, it decreased by 60 basis points to 2.0%. Average asking rates remained strong in the San Fernando Valley at $1.74 per square foot, whereas Ventura County saw a similar increase to $1.22 per square foot.
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

Real Estate - Resort/Residential
Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering, and land stewardship and conservation activities. We have three major resort/residential communities within this segment:
•Mountain Village at Tejon Ranch
•Centennial at Tejon Ranch
•Grapevine at Tejon Ranch
The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete. Litigation by environmental and other special interest groups has been a primary cause of delays and increased costs for our real estate development projects as well as other projects in California. For discussion on legal matters pertaining to our developments, see Note 14 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements.
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

Tejon Ranch
Tejon Ranch
Lebec
Kern County
Los Angeles County
5
Gorman

Mountain Village

Kern County

Entitled Area	26,417	ac
Acres to be Developed	5,082	ac
Open Space	21,335	ac
Entitled Dwelling Units	3,450	du
Commercial Development	160,000	sf
Lodging Units	750	keys

Tejon Ranch
Kern County
Los Angeles County
138
5

Centennial

Los Angeles County

Entitled Area	12,323	ac
Acres to be Developed	6,699	ac
Open Space	5,624	ac
Entitled Dwelling Units	19,333	du
Commercial Development	10,100,000	sf

Tejon Ranch
Commerce
Center
Grapevine
Grapevine North
Planning Area
5
Grapevine
Tejon Ranch

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
The commercial component of the project is the 160,000 square foot commercial center that we call Farm Village (shown above). Farm Village will serve as the commercial center and community gathering place for MV residents and visitors, as well as the gateway to MV. Farm Village will include fresh culinary offerings, artisan markets, boutique lodging, and an array of trails, gardens, and agriculture that will be intertwined to create the most unique, relaxing and edutaining experience, while fulfilling the needs of residents and visitors of MV. In 2018, we obtained commercial site plan approval from Kern County for the first phase of the Farm Village consisting of 53,180 square feet.
Timing of MV development in the coming years will be dependent on the strength of both the economy and the residential real estate market. We are currently exploring capital financing opportunities for the development of MV. Such financing opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or equity financing.

Centennial at Tejon Ranch

The Centennial development is a mixed-use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Centennial is entitled for 19,333 housing units, including nearly 3,500 affordable units, and 10.1 million square feet of commercial development. Centennial will incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial offices and light industrial businesses that, when complete, will create a substantial number of jobs. The project is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 93.46% ownership interest as of December 31, 2023. Centennial is envisioned to be an ecologically friendly community that will achieve a job-housing balance.
In 2018, the Los Angeles County Board of Supervisors took action to approve the Specific Plan and 30-Year Development Agreement for Centennial by a vote of 4-1. In 2019, the Los Angeles County Board of Supervisors affirmed their final approval of the Centennial project, and Climate Resolve and CBD/California Native Plant Society, or CNPS, separately filed actions in Los Angeles Superior Court objecting to the Centennial project. In 2021, the court issued its decision denying the petition for writ of mandate by CBD/CNPS and granting the petition for writ of mandate filed by Climate Resolve. On November 30, 2021, the Company and Centennial entered into a Settlement Agreement with Climate Resolve. The Company is now awaiting the Court’s decision regarding the outcome of outstanding claims. On May 26, 2023, we filed a Notice of Appeal, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. During the appeal process the Superior Court’s order of the rescission of project approvals was placed on hold. See Note 14 (Commitments and Contingencies) of the Notes to Consolidated Financial Statement for further discussion.

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
Immediately northeast of Grapevine is Grapevine North, a 7,655-acre development area, which is currently used for agricultural purposes. Identified as a development area in the Tejon Ranch Conservation and Land Use Agreement, Grapevine North presents a significant opportunity for future development. Grapevine North may feature mixed-use community development similar to Grapevine at Tejon Ranch, or other development uses as appropriate based upon market conditions at the time.
The greatest competition for the Centennial and Grapevine communities will come from developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. The developments in these areas will be providing similar housing products as our developments. The principal factors of competition in this industry are product segmentation, pricing of product, amenities offered, and location. We will attempt to differentiate our developments through our unique setting, land planning and different product offerings. MV will compete generally for discretionary dollars that consumers will allocate to recreational and residential homes.

The following is a summary of the Company's residential real estate developments as of December 31, 2023:

Community:	Mountain Village	Centennial	Grapevine	Resort
Location:	Kern County	Los Angeles County	Kern County	Residential
Project Status[1]:	Entitled	Entitled	Entitled	Total
Entitlement Area (acres):	26,417	12,323	8,010	46,750
Housing Units:	3,450	19,333	12,000	34,783
Commercial Development (sqft)[2]:	160,000	10,100,000	5,100,000	15,360,000
Open Areas (acres):	21,335	5,624	3,367	30,326
Costs to Date[3]:	$155,168	$119,788	$40,716	$315,672
(1) Estimated completion anticipated to be 25 years, or longer, from commencement of construction. To-date construction has not begun.
(2) MV also has approval for up to 750 lodging units and 350,000 square feet of facilities in support of two 18-hole golf courses.
(3) As total project costs are difficult to accurately forecast with any certainty at this time due to finalization of entitlement and mapping processes, as well as final engineering for the developments, and capital funding structure selected, only costs incurred to date has been presented. Dollars presented in thousands.
Mineral Resources
Our mineral resources segment consists of oil and gas royalties, rock and aggregate royalties, royalties from a cement operation leased to National Cement Company of California, Inc., or National, and the management of water assets and water infrastructure. We continue to look for opportunities to grow our mineral resource revenues through expansion of leasing and encouraging new exploration. The management of our water assets consists of the evaluation of near-term highest and best uses, which can include the sale of water on a temporary basis, the use of water for internal purposes, and the storage of water for future use in our development projects. At the same time, we are also evaluating opportunities as they arise for the purchase of additional water assets as we have done in the past.
Royalty rates are contractually defined and based on a percentage of production and are received in cash. Our royalty revenues fluctuate based on changes in the market prices for oil, natural gas, and rock and aggregate product, the inevitable decline in production of existing wells and quarries, and other factors affecting the third-party oil and natural gas exploration and production companies that operate on our lands, including the cost of development and production.
Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.
We lease certain portions of our land to oil companies for the exploration and production of oil and gas. We do not engage in any oil exploration or extraction activities. As of December 31, 2023, 12,015 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 94,780 barrels of oil and 62,000 MCF (each MCF being 1,000 cubic feet) of dry gas during 2023. Our share of production, based upon average royalty rates during the last three years, has been 34, 36, and 29 barrels of oil per day for 2023, 2022, and 2021, respectively. There are 305 active oil wells located on the leased land as of December 31, 2023. Royalty rates on our leases averaged approximately 13% of oil production in 2023.
The price per barrel of oil decreased in the first quarter of 2023 and peaked for the year during the third quarter of 2023. Prices for oil and natural gas fluctuate in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as: changes in domestic and global supply and demand, domestic and global inventory levels, and political and economic conditions, including international disputes such as current conflicts in the Middle East and Eastern Europe.
We have approximately 2,000 acres under lease to National for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a production capacity in excess of 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant. The term of this lease expires in 2026, however National has options to extend the lease until 2095.

We also lease 521 acres to Granite Construction and Griffith Construction for the mining of rock and aggregate product that is used in construction of roads and bridges. The royalty revenues we receive under this arrangement are based upon the amount of product produced at these sites. The Granite site has reached the end of its economic life and began restoration activities during 2023. We also have a royalty arrangement with Granite Construction tied to land previously owned by the Company that began operations in 2021 and is now paying royalty payments, which will more than offset the payments received from the old Granite site.
Water sales opportunities each year are impacted by rain and snowfall volume along with California State Water Project, or SWP, allocations. The current SWP allocation, is at 15% of contract amounts with an expectation that the allocation may increase.
In 2015, we entered into a water sale agreement with PEF, our current lessee under a power plant lease. PEF may purchase from us up to 3,500-acre feet of water per year through July 2030, with an option to extend the term. PEF is under no obligation to purchase water from us in any given year but is required to pay us an annual option payment equal to 30% of the maximum annual payment. The price of the water under the agreement is subject to 3% annual increases for the duration of the lease agreement. The Company's commitments to sell this water can be met through current water sources.
Farming Operations
In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes— 1,036 (all in production); almonds—2,108 (1,652 in production and 456 under development); and pistachios—932 (all in production). We manage the farming of alfalfa and forage mix on 120 acres in the Antelope Valley, and we periodically lease 530 acres of land that is used for the growing of vegetables which can also be used for the development of permanent crops, such as almonds.
Pricing for nut and grape crops is particularly sensitive to the size of each year’s world crop, prior year inventory carry forward, and demand for those crops. The U.S. almond industry projects 2023 yields to be about 2.40 billion pounds compared to 2.57 billion pounds during the previous year. Impacts of the pandemic, especially how it congested ports and snarled supply chains, delaying shipments of almonds and other California agricultural exports, played a key role in the current supply overhangs, which have pushed prices to lower levels. We expect prices to remain low until industry inventory levels are reduced, which may not happen until after 2024. Pistachios for the 2023 crop year are expected to be approximately 1.5 billion pounds compared to 0.9 billion pounds during the previous year. Yields for the Company's 2023 almond and wine grape crops have been comparable with the prior year's production thus far, while pistachio yields have seen an increase, as it was the on production year for pistachios. One bright spot this year is the removal of tariffs by India, the top export market for California almonds. Tariffs imposed on California almonds going to China remain at 25% and we expect will continue to make American products less competitive in China and push customers to switch to another producing country.
Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. Farmers in California have faced a series of challenges in recent years, and this wet, cool winter and spring created different obstacles after three years of drought. In addition, higher cultural and financing costs, and a reduced bloom cycle with highly compromised bee flight hours, created more adversity for farmers. The Company's harvest was delayed in 2023 for pistachios and almonds as a result of spring and early summer weather conditions. However, the abundant rain and snow has vastly improved the water situation, while shipping logistics continue to improve. We will not know the impact of current weather conditions on 2024 production until the early summer of 2024.
Labor costs, both internal and through labor contractors, continue to increase and the Company expects this trend to continue over the foreseeable future. The Company utilizes external labor contractors, as necessary, for large projects, such as pruning and harvesting, as a way to manage our labor needs. From a broader inflationary standpoint, the Company is seeing and will continue to see an increase in production costs, most notably chemicals such as herbicides and pesticides, and fuel costs.
Sales of our grape crop typically occur in the third and fourth quarters of the calendar year. Sales of our pistachio and almond crops also typically occur in the third and fourth quarters of the calendar year but can occur up to a year or more after each crop is harvested. In 2023, we sold 41% of our grape crop to one winery, 37% to a second winery and the remainder to two other customers. These sales are under contracts ranging from one to eight years. In 2023, our almonds were sold to various commercial buyers, with the largest buyer accounting for 35% of our crop. In 2023, our pistachios were sold to various buyers, with the largest buyer accounting for 76% of our crop. We believe that we would not be adversely affected by the loss of any or all of these buyers, because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.

At this time, the State Department of Water Resources has announced that the estimated water supply for 2024 will be at 15% of full entitlement. This allocation may change based upon precipitation and snowpack runoff in Northern California from additional potential winter storms. The current 15% allocation of SWP water is enough for us to farm our crops when combined with our other water sources. We have additional water resources, such as groundwater and surface sources, and those of the water districts we are in that allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of 2024 water supplies on 2024 California crop production for almonds, pistachios, and wine grapes. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.” Also see Note 6 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.
Ranch Operations
Our ranch operations segment consists of game management revenues and ancillary land uses, such as grazing leases and filming. Within game management, we operate our High Desert Hunt Club, a premier upland bird hunting club. The High Desert Hunt Club offers over 6,400 acres and 35 hunting fields, with each field providing different terrain and challenges. The hunting season runs from October through March. We also sell individual hunting packages as well as seasonal hunting memberships.
Approximately 256,000 acres are used for two grazing leases, which account for 36% of total revenues from ranch operations at December 31, 2023.
Game management offers a wide variety of guided big game hunts, including trophy Rocky Mountain elk, deer, turkey and wild pig. We offer guided hunts and memberships for both the Spring and Fall hunting seasons. At December 31, 2023, game management accounts for 43% of the total revenue from ranch operations.
In addition, the Ranch Operations segment manages, and includes the expenses for the upkeep, maintenance, and security, of all 270,000 acres of land.
General Environmental Regulation
Our operations are subject to federal, state, and local environmental laws and regulations, including laws relating to water, air, solid waste, and hazardous substances. Although we believe that we are in material compliance with these requirements, there can be no assurance that we will not incur costs, penalties, and liabilities, including those relating to claims for damages to property or natural resources, resulting from our operations. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties. We also expect continued legislation and regulatory development in the area of climate change and greenhouse gases. It is unclear, as of this date, how any such developments will affect our business. Enactment of new environmental laws or regulations, or changes in existing laws or regulations or the interpretation of these laws or regulations, might require expenditures in the future. We historically have not had material environmental liabilities.
Environmental Sustainability
Environmental stewardship and sustainability are core values at Tejon Ranch Co., along with quality, visionary innovation and development. This commitment to sustainability manifests itself in many ways throughout the Company and its operations.
Climate Change
The Company maintains policies intended to both reduce its carbon footprint and proactively sequester, or capture and store, carbon.
•Since 2008, the Company has voluntarily conserved 240,000 acres of its land covered by trees and other vegetation. An analysis conducted in 2020 for the Company by Dudek Environmental Service's determined that this acreage effectively sequesters 3.3 million tons of carbon. That equals the volume of carbon produced in a single year by 2.5 million passenger vehicles, approximately 5% of California’s 2022 passenger vehicle fleet.
•Solar power is used significantly within TRCC. For example, the Company installed a solar-covered parking structure at the Outlets at Tejon. The structure covers 1.85 acres and is projected to reduce by approximately 83% the center’s electricity consumption needs for shared spaces and produce approximately 1,076,000 kWh of clean energy every year. In addition, the IKEA distribution center at TRCC features a 1.8 MW photovoltaic solar array covering 370,000 square feet of the warehouse’s rooftop. The system handles the power needs of IKEA’s distribution center and provides power to the electrical grid as well. Caterpillar’s distribution center in TRCC utilizes a ground-based solar array to reduce its energy usage.

•The Company is also working with Calpine Energy, a power generating company, to complete the development of a 600-acre industrial-sized solar field. Located immediately adjacent to Calpine’s Pastoria Energy Facility, a natural gas and steam powered generating plant in the San Joaquin Valley portion of Tejon Ranch, the solar array is expected to produce approximately 100 MW of power once fully operational.
•TRCC is important to the growth of electric vehicle usage, as it contains one of the largest Tesla Supercharger stations in the country. Combined, the west and east sides of TRCC contain nearly 100 superchargers.
•The Company’s master planned mixed-use residential communities are designed with a jobs housing balance that will locate housing near employment centers, reducing commuting miles. Centennial is designed to include electric vehicles, through vehicle purchase incentives, and the installation of 30,000 EV chargers located within both residential and commercial sections of the community, at TRCC, and within disadvantaged communities in Southern California. At Centennial, at least 50% of the energy supply is intended to be produced by on-site renewable sources, and natural gas use in the community will be limited to essential commercial uses only.

•At Grapevine, like Centennial, 50% or more of its energy supply is intended to be produced on site by renewable sources, and natural gas will not be installed in homes.
•All homes in Mountain Village will feature roof-top photovoltaic solar arrays and battery energy storage systems, where required by code.

Air Quality
•The Company has contracted with the San Joaquin Valley Unified Air Pollution Control District, or SJVUAPCD, to pre-mitigate air emissions related to the Company’s current development at TRCC-East and future development at Mountain Village and Grapevine. As of 2024, the SJVUAPCD had fully eliminated air emissions for fiscal 2023 at TRCC-East, as well as future emissions projected to occur through full build-out of the project. For Mountain Village, the Company has funded the replacement of outdated agricultural engines to help mitigate air emissions for the initial phase of development.
•Two decades ago, the Company helped establish and has continued to support Valley Clean Air Now, or ValleyCAN, a non-profit, 501(c)(3) public charity that advances quantifiable and voluntary solutions addressing air pollution in California’s San Joaquin Valley, a region with some of the worst air quality and highest poverty levels in the United States. The Company continues to support ValleyCAN in its mission to improve public health and quality of life in disadvantaged communities located in the region.

Water Conservation
•At TRCC-East, water used for irrigation purposes is reclaimed water from the water treatment plant. Landscaping at the Outlets at Tejon consists of drought-tolerant, native planting material.
•Each of the Company’s master planned, mixed-use residential communities will feature state-of-the-art water conservation measures, reclaimed water for irrigation, stormwater capture, and drought-tolerant landscaping.
•The Company’s agricultural operations use highly efficient drip irrigation to water its orchards and vineyards.
•We are involved in water storage and water recharge programs in the water basins in which we have operations.
Customers
Our PEF power plant lease accounted for 11% of total revenues in 2023, 6% in 2022 and 8% in 2021. No other recurring customer represents 5% or more of our revenues in 2023, 2022 and 2021.
Organization
Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Human Capital
At December 31, 2023, we had 87 full-time employees. We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. To attract and retain top talent, we have designed our compensation and benefits programs to provide a balanced and effective reward structure. Our short and long-term incentive programs are aligned with key business objectives and are intended to motivate strong performance. Our employees are eligible for medical, dental and vision insurance, a 401(k) savings/retirement plan, employer-provided life and disability insurance and an array of voluntary benefits designed to meet individual needs. We have adopted a Compliance with State and Federal Statutes, Rules and Regulations Reporting Policy that applies to all of our employees. Its receipt and review by each employee are documented and verified quarterly. None of our employees are covered by a collective bargaining agreement.
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
Reports
We make available, free of charge through our Internet website, www.tejonranch.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or to be furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. We also make available on our website our corporate governance guidelines, charters of our Board of Directors’ Committees (audit, compensation, nominating and corporate governance, and real estate), and our Code of Business Conduct and Ethics for Directors, Officers, and Employees. These items are also available in printed copy upon request. We intend to disclose in the future any amendments to our Code of Business Conduct and Ethics for Directors, Officers, and Employees, or waivers of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver. Any document we file with the Securities and Exchange Commission, or SEC, may be inspected, without charge, at the SEC’s website: http://www.sec.gov.
Information about our Executive Officers
The following table shows each of our executive officers and the offices held as of March 6, 2024, the period the offices have been held, and the age of the executive officer.

Name	Office	Held since	Age
Gregory S. Bielli	President and Chief Executive Officer, Director	2013	63
Allen E. Lyda	Executive Vice President and Chief Operating Officer	2022	66
Brett A. Brown	Executive Vice President & Chief Financial Officer	2023	59
Hugh McMahon	Executive Vice President, Real Estate	2014	57
Robert D. Velasquez	Senior Vice President, Chief Accounting Officer	2022	57
Michael R.W. Houston	Senior Vice President, General Counsel & Secretary	2023	49
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

Mr. Lyda has been employed by us since 1990, initially serving as Vice President, Finance and Treasurer. He was elected Assistant Secretary in 1995 and Chief Financial Officer in 1999. Mr. Lyda was promoted to Senior Vice President in 2008, and Executive Vice President in 2012. Mr. Lyda's title was subsequently changed in 2013 to Executive Vice President and Chief Financial Officer to more accurately describe the responsibilities of his office. In 2019, he was appointed to the role of Chief Operating Officer and ceased serving as the Company's Chief Financial Officer. In 2022, he was given the title of Executive Vice President and Chief Operating Officer/Chief Financial Officer. In 2023, his title was changed back to Executive Vice President and Chief Operating Officer.
Mr. Brown has been employed by us since May 2023 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Brown served as Executive Vice President, Chief Financial Officer, and Treasurer at Alexander & Baldwin, Inc., a commercial real estate company, from May 2019 to November 2022. From February 2018 to May 2019, Mr. Brown served as Chief Financial Officer at PREP Property Group, a commercial real estate company. Over the course of more than three decades, Mr. Brown has worked exclusively in the real estate industry, both with public and privately held companies, as well as Real Estate Investment Trusts. Mr. Brown earned a Bachelor of Science, Accountancy, from Northern Illinois University. He is a member of the National Association of Real Estate Investment Trusts, International Council of Shopping Centers, and the American Institute of Certified Public Accountants.
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
Mr. Velasquez joined the Company as Vice President of Finance in 2014. Mr. Velasquez's title was subsequently changed, in 2015, to Vice President of Finance and Chief Accounting Officer to more accurately describe the responsibilities of his office. Prior to joining the Company, Mr. Velasquez served as an Executive Director at Ernst & Young in their audit and assurance practice section. Mr. Velasquez worked with Ernst & Young from 1999 through 2014. Mr. Velasquez holds a B.S. in Business Administration – Option: Accounting from California State University, Los Angeles. Mr. Velasquez is a Certified Public Accountant in the state of California. On January 1, 2018 he was promoted to Senior Vice President, Finance and Chief Accounting Officer. On January 1, 2019, he was appointed Chief Financial Officer and served in that role until March 2022. In 2022, he was given the title of Chief Accounting Officer.
Mr. Houston rejoined the Company in August 2023 as Senior Vice President, General Counsel & Secretary. Mr. Houston joined the Company in May 2016 as the Senior Vice President, General Counsel. In January 2021, Mr. Houston left the Company and worked with the Southern California Association of Governments, a metropolitan planning organization, as their Chief Counsel and Director of Legal Services. He previously worked for the City of Anaheim, where he served as City Attorney from 2013 through 2016. His background involves extensive experience in corporate governance, municipal law, real estate, land use and environmental issues. Prior to working for the City of Anaheim, he served as a partner for a Newport Beach, CA-based law firm of Cummins & White from 2011 to 2013, and prior to that, was a partner at Rutan & Tucker, LLP, Costa Mesa, CA.
ITEM 1A.     RISK FACTORS
The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks occur, our business, financial condition, results of operations or future prospects could be materially adversely affected. Our strategy, focused on more aggressive development of our land, involves significant risk and could result in operating losses. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may materially adversely affect our business, financial condition, and results of operations.
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
Third-party litigation increases the time and cost of our development efforts. The land use approval processes we must follow to ultimately develop our projects have become increasingly complex. Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals. As a result, the prospect of third-party challenges to planned real estate developments provides additional uncertainties in real estate development planning and entitlements. Third-party challenges in the form of litigation can result in denial of the right to develop, and, by their nature, adversely affect the length of time and the cost required to obtain the necessary approvals. In addition, adverse decisions arising from any litigation increase the costs and length of time to obtain ultimate approval of a project and could adversely affect the design, scope, plans and profitability of a project.
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

Until final permits are received, litigation is complete, and final maps are received, we will have a limited inventory of real estate. Each of our four current and planned real estate projects, TRCC, Centennial, MV, and Grapevine involve obtaining various governmental agency permits, local government permits, such as building permits, overcoming litigation, and receiving final maps from local jurisdictions. A delay in achieving these items could lead to additional costs related to these developments and potentially lost opportunities for the sale of lots to developers and land users.
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
•Shortages of materials; and
•Increases in the cost of materials.
A prolonged downturn in the real estate market or instability in the mortgage and commercial real estate financing industry could have an adverse effect on our real estate business. Our residential housing projects, Centennial, MV, and Grapevine, are currently in the litigation phase, permitting phase, or are fully entitled and waiting for development to begin. If a downturn in the real estate market or an instability in the mortgage and commercial real estate financing industry exists at the time these projects move into their development and marketing phases, our resort/residential business could be adversely affected. An excess supply of homes available due to foreclosures or the expectation of deflation in housing prices could also have a negative impact on our ability to sell our inventory when it becomes available. The inability of potential commercial/industrial clients to get adequate financing for the expansion of their businesses could lead to reduced lease revenues and sales of land within our industrial development.
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
The inability of a client tenant to pay us rent adversely affects our business. Our commercial revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If our client tenants fail to make rental payments under their leases, our financial condition and cash flows would be adversely affected.
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
We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs on to client tenants. Our properties are subject to increases in operating expenses, including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. We cannot be certain that our client tenants will be able to bear the full burden of costs, such as real estate taxes, insurance, utilities, common area and other expenses that we pass along through our leases, or that such increased costs will not lead them, or other prospective client tenants, to seek space elsewhere. If operating expenses increase, the availability of other comparable space in the markets in which we operate may hinder or limit our ability to increase our rents. If operating expenses increase without a corresponding increase in revenues, our profitability would diminish.
From time to time, we experience shortages or increased costs of labor and supplies or other circumstances beyond our control that cause delays or increased costs within our industrial development, which can adversely affect our operating results. Our ability to develop our current industrial development has in the past and may in the future be adversely affected by circumstances beyond our control, including: work stoppages, labor disputes and shortages of qualified trades people; changes in laws relating to union organizing activity; and shortages, delays in availability, or fluctuations in prices of building materials (including as a result of inflation). Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing infrastructure and buildings within our industrial development. If any of the above happens, our operating results could be harmed.
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
Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water, limitations on our ability to move our water resources, and the absence of available, reliable alternatives during drought periods could potentially cause permanent damage to orchards and vineyards and possibly impact future development opportunities.
Our future revenue and profitability related to our water resources will primarily be dependent on our ability to acquire and sell water assets. In light of the fact that our water resources represent a portion of our overall business at present, our long-term profitability will be affected by various factors, including the availability and timing of water resource acquisitions, regulatory approvals and permits associated with such acquisitions, transportation arrangements, and changing technology. We may also encounter unforeseen technical or other difficulties, which could result in cost increases with respect to our water resources. Moreover, our profitability is significantly affected by changes in the market price of water. Future sales and prices of water may fluctuate widely as demand is affected by climatic, economic, demographic and technological factors, as well as the relative strength of the residential, commercial, financial, and industrial real estate markets. The factors described above are not within our control.
Natural and man-made disasters, public health crises, political instability, and other potentially catastrophic events may have an adverse impact on our business and operating results and could decrease the value of our assets. Natural and man-made disasters, public health crises, political instability, and other potentially catastrophic events, including terrorist attacks, particularly those that may cause a decline in global economic activity, could have a material adverse impact on our business, our operating results, and the market price of our common stock. Catastrophic events occurring anywhere in the world may result in declining economic activity, which could reduce the demand for, and the value of, our properties. To the extent that catastrophic events impact our client tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their lease obligations. Disruptions to the global economy can also impact demand for, and the prices of our products, which could adversely affect our future cash flow and results of operations.
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
Inflation can have a significant adverse effect on our operations. Inflation can have a major impact on our farming operations. The farming operations are most affected by escalating costs, unpredictable revenues and very high irrigation water costs. High fixed water costs related to our farmlands will continue to adversely affect earnings. Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, it is difficult for us to accurately predict revenue, just as we cannot pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.
Inflation can adversely impact our real estate operations, by increasing costs of material and labor, as well as the cost of capital, which can impact operating margins. In an inflationary environment, we may not be able to increase prices at the same pace as the increase in inflation, which would further erode operating margins.
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
Our efforts, goals and disclosures related to environmental stewardship and sustainability matters expose us to risks that can adversely affect our reputation and performance. Our commitment to sustainability with respect to climate change, air quality, and water conservation reflect our current plans and aspirations and are not guarantees that we will be able to achieve our goals. Our failure, or perceived failure, to achieve these goals and objectives on a timely basis, or at all, could adversely affect our reputation, stock price, operations, financial performance and growth, and expose us to increased scrutiny from the investment community, as well as enforcement authorities.
FINANCIAL RISKS
Financial risk relates to our ability to meet financial obligations and mitigate exposure to broad market risks, including volatility in interest rates and commodity prices; credit risk; and liquidity risk, including risk related to our credit ratings and our availability and cost of funding. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our industrial businesses, as well as in our investing and leasing activities and derivative financial instruments activities. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise and could potentially impact an institution’s financial condition or overall safety and soundness.
Constriction of the credit markets or other adverse changes in capital market conditions could limit our ability to access capital and increase our cost of capital. During past economic downturns, we relied principally on positive operating cash flow, cash and investments, our revolving credit facility and equity offerings to meet current working capital needs, entitlement investment, and investment within our developments. Any slowdown in the economy could negatively impact our access to credit markets and may limit our sources of liquidity in the future and potentially increase our costs of capital.

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
Inability to comply with credit facility covenants, restrictions or limitations could adversely affect our financial condition. Our ability to meet our debt service and other obligations and the financial covenants under our credit facility will depend, in part, upon our future financial performance. Our future results are subject to the risks and uncertainties described in this report. Our revenues and earnings vary with the level of general economic activity in the markets we serve, and the level of commodity prices related to our farming and mineral resource activities. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the addition of debt, the sale of equity, refinancing existing debt, or the sale of assets.
The Revolving Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.55 to 1.00 at each year end; (b) a debt service coverage ratio not less than 1.50 to 1.00 as of each year end on a rolling four quarter basis; and (c) a liquidity ratio not less than 2.00 to 1.00 at each year end. A failure to comply with these requirements could allow the lending bank to terminate the availability of funds under our revolving credit facility and/or cause any outstanding borrowings to become due and payable prior to maturity.
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
Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of March 6, 2024, directors and members of our executive management team beneficially owned or controlled approximately 22.6% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration and sale of any significant number of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.
The identification and assessment of cybersecurity risk are integrated into our overall risk management systems and processes, which are managed by senior management and overseen by the Board of Directors. Cybersecurity risks related to our business, privacy and compliance issues are identified and addressed through a multi-faceted approach that includes third party assessments, internal information technology (IT) audit, IT security, governance, risk and compliance reviews. In connection with the aforementioned approaches, and to defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing using external third-party tools and techniques to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security, and implement appropriate changes.
We have implemented incident response and breach management processes, which have four overarching and interconnected stages: 1) preparation for a cybersecurity incident, 2) detection and analysis of a security incident, 3) containment, eradication and recovery, and 4) post-incident analysis. Such incident responses are overseen by leaders from our IT and accounting teams.
Cybersecurity incident events are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality, as well as operational and business impact, and reviewed for privacy impact.
We also conduct tabletop exercises that simulate responses to cybersecurity incidents. Our team of cybersecurity professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to the Company, and form detection, mitigation and remediation strategies.
As part of the above processes, we regularly engage external auditors and consultants with expertise in cybersecurity to assess our internal cybersecurity programs and compliance with applicable practices and standards.
Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from third parties, such as vendors, suppliers, and other business partners associated with our use of third-party service providers. In addition to new vendor onboarding, we perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Information technology failures and data security breaches could harm our business,” which discussion is included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management. The Board of Directors’ Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates on a quarterly basis from senior management regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.
Our management, represented by our Director of IT, Marcus O. Pegues, and our Senior Vice President of Finance and Chief Accounting Officer, Robert D. Velasquez, leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.
Marcus O. Pegues is an experienced information technology professional in our information technology department and has served as Director of IT since 2021. He works with the Company’s internal information technology department and external partners to monitor and improve our cybersecurity capabilities. Mr. Pegues possesses a proven track record of guiding our organization through strategic technology, risk mitigation, process improvement initiatives, and digital transformations. He also possesses extensive experience in technology and cybersecurity, gained over his career spanning more than 15 years. He earned his Master of Science in Information Technology with Specialization in Project Management from Colorado Technical University and his Bachelor of Science in Business Management with Specialization in Information Technology from Colorado Technical University.
Robert D. Velasquez, CPA, is an experienced risk management professional in our finance and risk management function and has served as Senior Vice President, Finance and Chief Accounting Officer since March 2022. Mr. Velasquez currently oversees key functions for the Company’s accounting, finance, and treasury strategies, including risk management. In addition, Mr. Velasquez leads the Company’s cybersecurity risk oversight and the development and enhancement of internal controls designed to prevent, detect, address, and mitigate the risk of cyber incidents.
ITEM 2.     PROPERTIES
Land
Our approximately 270,000 acres include portions of the San Joaquin Valley, portions of the Tehachapi Mountains and portions of the western end of the Antelope Valley. Each of our five reporting segments uses various portions of this land. A number of key transportation and utility facilities cross our land, including Interstate 5, California Highways 58, 138 and 223, the California Aqueduct (which brings water from Northern California), and various transmission lines for electricity, oil, natural gas and communication systems. Our corporate offices are located on our property.
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
The remainder of our land, approximately 23,000 acres, is in Los Angeles County. This area is accessible from Interstate 5 via Highway 138. Los Angeles County has adopted general plan policies that contemplate future residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. The Centennial master planned project is on our lands in Los Angeles County.
Portions of our land consist of mountainous terrain, much of which is not presently served by paved roads or by utility or water lines. Much of this property is included within the Conservation Agreement we entered into with five major environmental organizations in June 2008. As we receive entitlement approvals over the life span of our developments, we will dedicate conservation easements on 145,000 acres of this land, which will preclude future development of the land. This acreage includes many of the most environmentally sensitive areas of our property and is home to many plant and wildlife species whose environments will remain undisturbed.
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
Water Operations
Our existing long-term water contracts with the Wheeler Ridge-Maricopa Water Storage District, or WRMWSD, provide for water entitlements and deliveries from the SWP to our agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, we are entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water subject to SWP allocations, which is adequate for our present farming operations. It is assumed that at the end of the current contract period, all water contracts will be extended for approximately the same amount of annual water.

In addition to the WRMWSD contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. TCWD, a local water district serving our land in the district and land we have sold in TRCC, has 5,749 acre-feet of SWP entitlement (also called Table A amount), subject to SWP allocations. In addition, TCWD has 65,005 acre-feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and the Company. TCWD is the water supplier to TRCC, and will be the principal water supplier for any significant mixed-use development in MV. TCWD will also be the water district that provides services to the Grapevine and Centennial projects.
We have a 150-acre water bank consisting of nine ponds on our land in southern Kern County. Water is pumped into these ponds and then percolates into underground aquifers. Since 2006, we have banked 54,728 acre-feet of water from the Antelope Valley-East Kern Water Agency, or AVEK, which has been pumped from the California aqueduct and is currently retained in this water bank. We anticipate adding additional water to the water bank in the future, as water is available.
Over time, we have also purchased water for our future use or sale. We have secured SWP entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035. In 2013, the Company completed the acquisition of a water purchase agreement that will allow and require the Company to purchase 6,693 acre-feet of water each year from the Nickel Family, LLC, or Nickel, through the Kern County Water Agency.
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. This contract allows us to purchase water each year. The purchase cost of water in 2023 was $928 per acre-foot. Purchase costs are subject to annual cost increases based on the greater of the consumer price index or 3%, resulting in a 2024 purchase cost of $956 per acre-foot.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis, until the water is fully used for the Company’s internal uses.
During 2023, SWP allocations were 100% of contract levels, and WRMWSD was able to supply us with water from various sources that, when combined with our water sources provided sufficient water to meet our farming and real estate demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. In years where the supply of water is sufficient, both WRMWSD and TCWD are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we believe we have no material problems with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then WRMWSD may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from other sources, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 15% preliminary SWP water allocation has been made by the California Department of Water Resources, or DWR, for 2024. The current 15% allocation of SWP water will allow us to have sufficient water for our farming needs for the next year.
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

The Sustainable Groundwater Management Act, or SGMA, is a sustainable groundwater framework that became effective January 1, 2015. For the water districts in which the Company participates in the San Joaquin Valley, Groundwater Sustainability Plans have been developed and submitted to the DWR for review. Through these plans, it will have to be demonstrated to the satisfaction of the DWR that the groundwater within the basins is sustainably managed by 2040 or 2042. To achieve sustainability, the GSPs could impose limitations on the use of groundwater. The Company's Kern County lands are located in the Kern Subbasin, the White Wolf Subbasin and the Castac Lake Basin. The Kern Subbasin is designated by DWR as a high priority, critically overdrafted basin, and its GSP was required to be submitted to DWR by January of 2020. After their initial submittal to DWR of their GSPs, DWR notified the Groundwater Sustainability Agencies in the Kern Subbasin of deficiencies in their GSPs, which were to be addressed to DWR’s satisfaction by July of 2022. The GSAs met that deadline. Upon evaluation of resubmitted plans, however, DWR determined that the basin is inadequate. DWR has initiated consultation with the State Water Resources Control Board for possible State intervention. The White Wolf Subbasin is designated by DWR as a medium priority, non-critically overdrafted basin, and its GSP was required to be submitted to DWR by January 2022. The Board of Directors of the White Wolf GSA adopted the GSP for the White Wolf Subbasin and submitted it to DWR. In October 2023, DWR announced the approval of the GSP with only four minor correction items to be corrected in the five-year plan update due by 2027. The Castac Basin is a low priority basin, so there is no anticipation at this time of any restriction related to use of groundwater under SGMA. Regardless of any limitations on groundwater use that might result from SGMA, the Company's lands are in relatively good condition because of the diverse inventory of surface water supplies and banked water that the Company has access, to as mentioned above.
There have been many environmental challenges regarding the movement of SWP water through the Sacramento Delta. Operation of the Delta pumps are of primary importance to the California water system, because these pumps are part of the system that moves water from Northern California to Southern California. Biological Opinions, or BiOps, issued by the U.S. Fish and Wildlife Service, or FWS, and National Marine Fisheries Service, or NMFS, in 2008 and 2009 contained restrictions on pumping from the Delta and were challenged in the courts by both water agencies and environmental groups, which challenges were, for the most part unsuccessful. Since then, a number of developments have occurred that affect or potentially affect SWP supplies from the Delta.
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
Another development is DWR’s plan for construction of a facility to convey water through the Delta in the form of a tunnel system that would divert water at or near the northern end of the Delta and convey the water underground via tunnel for delivery at or near the southern end of the Delta. Originally envisioned as a two-tunnel system known as California WaterFix, that project was rescinded and has been replaced with a proposed downsized single-tunnel system referred to as the Delta Conveyance Project, or DCP. In January of 2020, DWR began the environmental review process for the DCP by issuance of a Notice of Preparation of an EIR under CEQA. DWR circulated the Draft EIR for the DCP and the public comment period on the DEIR closed on December 16, 2022. DWR reviewed the comments received and has approved the Final EIR for DCP. DWR and the SWP Contractors will continue to work on executing amendments to the water supply contracts that provide for addition of the DCP to the SWP. The DCP is intended to increase the amount of water available for delivery across the Delta, particularly in wet years.
A third development is the Reinitiation of Consultation on the Coordinated Long-Term Operation of the Central Valley Project and State Water Project. This is a process that DWR and the Bureau of Reclamation, or Bureau, jointly requested in 2016 and that resulted in new federal FWS and NMFS Biological Opinions, or BiOps, under Federal Endangered Species Act, or ESA, in 2019. The 2019 BiOps were intended to enhance reliability of water available for pumping out of the Delta based on updated best available science. The State of California and various non-governmental organizations filed a legal challenge to the new BiOps. Shortly after the 2019 BiOps were finalized, the State of California issued an Incidental Take Permit, or ITP, pursuant to the California Endangered Species Act, or CESA, which is generally more restrictive on pumping out of the Delta in comparison to the BiOps. Several SWP Contractors, and others, filed litigation challenging ITP on several grounds, including CEQA and breach of contract. Additionally, the Bureau has reinitiated further consultation relative to the proposed actions in the federal BiOps. An interim operations plan for the Delta has been introduced that would govern Delta operations in the absence of final BiOps, and that plan is also the subject of legal challenges. It is expected that new biological options will be issued in 2024.

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
We paid $2,775,000 and $2,899,000 in special taxes related to the CFDs in 2023 and 2022, respectively. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. It is expected that we will have special tax payments in 2024 of $2,803,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2023.
ITEM 3.     LEGAL PROCEEDINGS

The Company is involved in various legal matters arising out of its operations in the normal course of business. None of these matters are expected, individually or in aggregate, to have a material adverse effect on the Company.
For a discussion of legal proceedings, see Note 14 (Commitments and Contingencies) of the Notes to the Consolidated Financial Statements.
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock trades under the symbol TRC on the New York Stock Exchange.
As of February 29, 2024, there were 270 registered owners of record of our Common Stock.
No cash dividends were paid in 2023 or 2022 and at this time there is no intention of paying cash dividends in the future.
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

This discussion and analysis are based on, should be read together with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 15(a)1 of this Form 10-K, beginning at page F-1. It also should be read in conjunction with the disclosure under “Forward-Looking Statements” in Part 1 of this Form 10-K. When this report uses the words “we,” “us,” “our,” “Tejon,” “TRC,” and the “Company,” they refer to Tejon Ranch Co. and its subsidiaries, unless the context otherwise requires. References herein to fiscal year refer to our fiscal years ended or ending December 31.
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
Our commercial/industrial real estate segment generates revenues from real estate leases, and land and building sales. The primary commercial/industrial development is TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and pre-development efforts both internally and through a joint venture. Our active developments within this segment are MV, Centennial, and Grapevine. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement of California Inc., and water sales. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios. Lastly, the ranch operations segment consists of game management revenues and ancillary land uses, such as grazing leases and filming.

Financial Highlights
For 2023, net income attributable to common stockholders was $3,265,000 compared to net income attributed to common stockholders of $15,808,000 in 2022. The primary factor driving the decrease was the absence of land sales in 2023 within the commercial/industrial segment, contributing to a $20,454,000 decrease in segment operating profits. Additionally, the mineral resources segment operating income decreased by $2,787,000 largely attributable to limited opportunities to sell water as a result of 100% SWP allocation. The above decreases were partially offset by improved farming segment operating results of $5,503,000 mainly due to cost reductions. Also offsetting the decreases were income tax expense savings of $5,070,000 derived from lower taxable profits when compared with the prior period.
For 2022, net income attributable to common stockholders was $15,808,000 compared to net income attributed to common stockholders of $5,348,000 in 2021. Over the comparative period, commercial/industrial segment profits increased $16,636,000, resulting from the sale of three land parcels totaling 98.2 acres. Profits from the mineral resources segment increased by $1,198,000 as a result of greater oil royalties. Lastly, total other income increased $1,501,000 as a result of an increase in interest income, along with receiving excess distributions and recognizing long-term deferred gains associated with our former 18-19 West joint venture. The preceding improvements were offset by a $3,572,000 increase in income tax expense.
During 2024, we will continue to invest funds towards litigation defense, permits, and maps for our master plan mixed-use developments and for master project infrastructure and vertical development within our active commercial and industrial development, including construction on Terra Vista at Tejon, our new multi-family apartment community located immediately adjacent to the Outlets at Tejon at TRCC. Securing entitlements for our land is a long, arduous process that can take several years and involves litigation. During the next few years, our net income will fluctuate from year-to-year based upon, among other factors, commodity prices, production within our farming segment, the timing of land sales and the leasing of land, industrial space, and/or multi-family apartment units within our industrial developments, and equity in earnings generated from our unconsolidated joint ventures.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each reporting segment of the business and is followed by a discussion of our financial position. It is useful to read the reporting segment information in conjunction with Note 16 (Reporting Segments and Related Information) of the Notes to Consolidated Financial Statements.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts for assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, use of different estimates that we reasonably could have used in the current period, or would have a material impact on our financial condition or results of operations. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, allocation of costs related to land sales and leases, stock compensation, and our future ability to utilize deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. Please refer to Note 1 (Summary of Significant Accounting Policies) in the Notes to Consolidated Financial Statements, which discusses accounting policies that we have selected from acceptable alternatives.
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
When events or changes in circumstances exist that result in an indicator of impairment, we perform an impairment calculation, which compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted). We recognize an impairment loss equal to the amount by which the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to our results of operations.
At this time, there are no assets within any of our reporting segments that we believe are at risk of being impaired due to market conditions, nor have we identified any impairment indicators.
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
Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) in the Notes to Consolidated Financial Statements.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial

($ in thousands)	2023	2022	2021
Commercial/industrial revenues
Pastoria Energy Facility Lease	$5,089	$4,859	$4,380
TRCC Leasing	1,702	1,535	1,724
TRCC management fees and reimbursements	1,261	1,431	692
Commercial leases	662	646	627
Communication leases	1,079	1,011	952
Landscaping and other	1,965	1,237	1,066
Land sales	—	29,796	10,035
Total commercial revenues	$11,758	$40,515	$19,476
Total commercial expenses	$8,053	$16,356	$11,953
Operating income from commercial/industrial	$3,705	$24,159	$7,523
2023 Operational Highlights:
•Commercial/industrial real estate development segment revenues were $11,758,000 for the twelve months ended December 31, 2023, a decrease of $28,757,000, or 71%, from $40,515,000 in 2022. The absence of land sales was the primary driver of this decrease. We sold three land parcels in 2022, totaling 98.2 acres, for $29,796,000, whereas in 2023 we did not sell any land parcels. The decrease was partially offset by higher landscaping revenues of $728,000 and increases in Pastoria Energy Facility and TRCC leasing revenues of $230,000.
•Commercial/industrial real estate segment expenses decreased $8,303,000, or 51%, from $16,356,000 in 2022 to $8,053,000 in 2023. The decrease in expenses is primarily attributed to the absence of $8,623,000 in cost of sales from the land sales in 2022.
2022 Operational Highlights:
•During 2022, commercial/industrial segment revenues increased $21,039,000, or 108%, from $19,476,000 in 2021 to $40,515,000. The three land parcels we sold in 2022 totaling 98.2 acres include:
◦A 27.88-acre land parcel contributed with a fair value of $8,501,000 to TRC-MRC 5, LLC. We recognized revenues of $5,489,000 and deferred profit of $3,012,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.
◦58.0 acres of industrial land located at TRCC East to Nestlé for $22,000,000. We recognized land sales revenue of $19,627,000 and deferred revenues of $2,373,000 attributable to a performance obligation within the contract after applying the five-step revenue recognition model in accordance with ASC Topic 606 - Revenue From Contracts With Customers.
◦12.3 acres of industrial land located at TRCC West to a third party for $4,680,000.
•Commercial/industrial real estate segment expenses increased $4,403,000, or 37%, from $11,953,000 in 2021 to $16,356,000 in 2022. The increase in expenses is primarily attributed to additional land cost of sales of $4,372,000.

For 2024, TRCC will continue to be the driver of new activity within the Company. Construction began in January of 2024 on Terra Vista at Tejon, our new multi-family apartment community located immediately adjacent to the Outlets at Tejon. In 2023, we completed construction of a pre-leased 446,400 square-foot industrial building through a joint venture. We also expect the commercial/industrial segment to continue to experience operating costs, net of amounts capitalized, related to professional service fees, marketing, commissions, planning, and staffing costs as we continue to pursue development opportunities. These costs are expected to remain consistent with current levels of expense with any variability in the future tied to specific absorption transactions in any given year and near-term inflation impacts. TCWD water assessments may vary depending on water availability and its ability to sell water.
The actual timing and completion of development is difficult to predict due to the uncertainties of the market. Infrastructure development and marketing activities and costs will continue over several years as we develop our land holdings. We anticipate shorter lead times and more stable prices for materials, with electrical components being a notable exception. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial and industrial properties.
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
2023 Operational Highlights:
•In 2023, resort/residential segment expenses decreased $101,000 to $1,528,000, or 6%, when compared to $1,629,000 in 2022. The decrease is namely attributed to a decrease in payroll costs.
2022 Operational Highlights:
•In 2022, resort/residential segment expenses decreased $94,000 to $1,629,000, or 5%, when compared to $1,723,000 in 2021. The decrease is attributed to lower professional service costs.
The resort/residential segment will continue to incur costs in the future related to professional service fees, public relations costs, and staffing costs as we continue to go forward with permitting and pre-development activities for the above communities. We expect these expenses to remain consistent with current years' cost in the near term and only begin to increase as we move into the development phase of each project in the future. The actual timing and completion of entitlement-related activities and the beginning of development is difficult to predict due to the uncertainties of the approval process, the length of time related to litigation defense, and the status of the economy. We will also continue to evaluate land resources to determine the highest and best use for our landholdings. Our long-term goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development.
We are continuously monitoring the markets in order to identify the appropriate time in the future to begin infrastructure improvements and lot sales. Our long-term business plan of developing the communities of MV, Centennial, and Grapevine remains unchanged. As home buyer trends change in California to a more suburban orientation and the economy stabilizes, we believe the perception of land values will also begin to improve. Long-term market fundamentals, such as California's significant documented housing shortage and large Southern California population center we believe will support housing demand in our region.
See Item 1, “Business – Real Estate Development Overview” for a further discussion of real estate development activities.

Mineral Resources

($ in thousands)	2023	2022	2021
Mineral resources revenues
Oil and gas	$1,005	$1,340	$737
Rock aggregate	1,903	1,937	1,910
Cement	2,652	2,871	2,210
Exploration leases	29	94	119
Water sales	8,033	14,658	15,523
Reimbursables and other	902	695	488
Total mineral resources revenues	$14,524	$21,595	$20,987
Total mineral resources expenses	$8,685	$12,969	$13,559
Operating income from mineral resources	$5,839	$8,626	$7,428

	2023	2022	2021
Oil and gas
Oil production (barrels)	94,780	92,788	75,006
Average price per barrel	$78.00	$98.00	$69.00
Natural gas production (millions of cubic feet)	62,000	57,000	64,000
Average price per thousand cubic feet	$2.87	$2.84	$1.50
Blended royalty rate	13.3%	14.5%	13.9%

Water
Water sold in acre-feet	5,145	10,400	13,651
Average price per acre-foot	$1,561	$1,409	$1,137

Cement
Tons sold	1,112,000	1,356,000	1,275,000
Average price per ton	$2.39	$2.12	$1.73

Rock/Aggregate
Tons sold	1,600,000	1,677,000	1,466,000
Average price per ton	$1.19	$1.15	$1.30

Note: Differences between revenues calculated within this table and reported revenues within the previous table are attributed to rounding and the level of precision presented on production units shown.

2023 Operational Highlights:
•Revenues from our mineral resources segment decreased $7,071,000, or 33%, to $14,524,000 in 2023 when compared to $21,595,000 in 2022. The decrease is primarily attributed to lower water sales revenue of $6,625,000. The SWP allocation was at 100% in 2023, due to heavy rainfall in California, which severely limited our water sales opportunities, whereas in 2022 the allocation was at 5%. Additionally, the Company experienced a decrease in royalties of $587,000 due to lower price per barrel for oil production, combined with lower production volume of cement and aggregate production, when compared to 2022.
•Mineral resources expenses decreased $4,284,000, or 33%, to $8,685,000 in 2023 when compared to $12,969,000 in 2022 as a result of having less cost of water sales.
2022 Operational Highlights:
•Revenues from our mineral resources segment increased $608,000, or 3%, to $21,595,000 in 2022 when compared to $20,987,000 in 2021. The increase is attributed to higher oil and gas royalties resulting from higher price per barrel and higher price per thousand cubic feet, respectively, when compared to 2021 pricing. These improvements were partially offset by an $865,000 reduction in water revenue. This decline was driven by less water available for sale, but due to low statewide water supplies, we were able to sell our available water at higher prices.
•Mineral resources expenses decreased $590,000, or 4%, to $12,969,000 in 2022 when compared to $13,559,000 in 2021 as a result of having less water sales, offset by an increase in property taxes.
For further discussion of mineral resources operations, refer to Item 1 “Business—Mineral Resources.”

Farming

($ in thousands)	2023	2022	2021
Farming revenues
Almonds	$5,378	$6,121	$3,100
Pistachios	4,036	2,450	4,293
Wine grapes	3,290	3,470	2,850
Hay	267	587	408
Other	979	373	388
Total farming revenues	$13,950	$13,001	$11,039
Total farming expenses	$15,257	$19,811	$14,116
Operating loss from farming	$(1,307)	$(6,810)	$(3,077)

	December 31, 2023			December 31, 2022			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$3,300	1,575	$2.10	$2,851	1,267	$2.25	$449	308	$(0.15)
Prior crop years	1,819	1,042	$1.75	3,216	1,584	$2.03	(1,397)	(542)	$(0.28)
Crop insurance	259			54			205
Subtotal Almonds[1]	$5,378	2,617	$1.96	$6,121	2,851	$2.13	$(743)	(234)	$(0.17)
PISTACHIOS (lbs.)
Current year crop	$3,990	2,466	$1.62	$—	—	$—	$3,990	2,466	$1.62
Prior crop years	—	—	—	—	—	—	—	—	—
Prior crop price adjustment	—			873			(873)
Crop insurance	46			1,577			(1,531)
Subtotal Pistachios[1]	$4,036	2,466	$1.62	$2,450	—	$—	$1,586	2,466	$1.62
WINE GRAPES (tons)
Current year crop	$3,290	11	$299.09	$3,470	10	$347.00	$(180)	1	$(47.91)
Crop insurance	—			—			—
Subtotal Wine Grapes	$3,290	11	$299.09	$3,470	10	$347.00	$(180)	1	$(47.91)
Other
Hay	$267			$587			$(320)
Other farming revenues	979			373			606
Total farming revenues	$13,950			$13,001			$949

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year, exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds, while wine grapes are presented in thousands of tons.

2023 Operational Highlights:
•During 2023, farming segment revenues increased $949,000, or 7%, from $13,001,000 in 2022 to $13,950,000 in 2023. The factors contributing to this increase are as follow:
◦Pistachio crop revenue increased by $3,990,000 in 2023, which was partially offset by a $1,531,000 decrease in crop insurance and a $873,000 decrease in prior year crop price adjustment. Pistachio revenues increased primarily because the 2022 crop did not bear fruit due to a mild winter.
◦Almond revenues decreased $743,000 due to unfavorable pricing for crops sold in 2023 when compared to 2022. Additionally, the variations in the mix of almonds sold also attributed to this decrease. During 2022, a majority of almonds sold were of the Nonpareil and Monterey varieties, which generally sell at a higher price.
◦Wine grape revenues decreased $180,000 due to unfavorable pricing, partially offset by higher yields.
•During 2023, farming segment expenses decreased $4,554,000, or 23%, from $19,811,000 in 2022 to $15,257,000 in 2023. The decrease is mainly attributable to lower water holding cost of $3,040,000. Additionally, utility costs decreased by $805,000 due to water availability in 2023 resulting in less need of water transmission costs to pump water for farming.

	December 31, 2022			December 31, 2021			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$2,851	1,267	$2.25	$2,257	945	$2.39	$594	322	$(0.14)
Prior crop years	3,216	1,584	2.03	670	377	1.78	2,546	1,207	0.25
Crop insurance	54			173			$(119)
Subtotal Almonds[1]	$6,121	2,851	$2.13	$3,100	1,322	$2.21	$3,021	1,529	$(0.08)
PISTACHIOS (lbs.)
Current year crop	$—	—	$—	$3,462	1,615	$2.14	$(3,462)	(1,615)	$(2.14)
Prior crop years	—	—	—	—	—	—	—	—	—
Prior crop price adjustment	873			365			508
Crop insurance	1,577			466			1,111
Subtotal Pistachios[1]	$2,450	—	$—	$4,293	1,615	$2.14	$(1,843)	(1,615)	$(2.14)
WINE GRAPES (tons)
Current year crop	$3,470	10	$347.00	$2,850	9	$316.67	$620	1	$30.33
Crop insurance	—			—			—
Subtotal Wine Grapes	$3,470	10	$347.00	$2,850	9	$316.67	$620	1	$30.33
Other
Hay	$587			$408			$179
Other farming revenues	373			388			(15)
Total farming revenues	$13,001			$11,039			$1,962

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in thousands of tons.
2022 Operational Highlights:
•During 2022, farming segment revenues increased $1,962,000, or 18%, from $11,039,000 in 2021 to $13,001,000 in 2022. The factors contributing to this increase are as follows:
◦Almond revenues increased $3,021,000 due to an increase in pounds sold in 2022 when compared to 2021. See table above for details of quantity sold.

◦Pistachio revenues decreased $1,843,000 because the 2022 crop did not bear any fruit due to a very mild winter, which limited the number of optimum chill hours (temperatures below 42 degrees for an extended period of time), which impacts the trees' ability to produce fruit. Pistachio revenues in 2022 comprised primarily of insurance proceeds and prior year crop bonuses.
◦Wine grape revenues increased $620,000 due to favorable wine grape pricing and yields.
•During 2022, farming segment expenses increased $5,695,000, or 40%, from $14,116,000 in 2021 to $19,811,000 in 2022. The increase is largely attributed to a 1,529,000-pound increase in almond sales, inclusive of a $1,050,000 write-down in the carrying value for the Company's 2022 almond crop driven by an increase in costs due to high water expense, the impact of inflation to cultural costs, and the impact of low pricing in the almond market. Labor costs also continued to increase throughout 2022.
For further discussion of the farming operations, refer to Item 1 “Business—Farming Operations.”
Ranch Operations

($ in thousands)	2023	2022	2021
Ranch operations revenue
Game management and other [1]	$2,884	$2,912	$2,744
Grazing	1,623	1,194	1,367
Total ranch operations revenues	$4,507	$4,106	$4,111
Total ranch operations expenses	$5,043	$5,024	$4,679
Operating loss from ranch operations	$(536)	$(918)	$(568)
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.
2023 Operational Highlights:
•Revenues from ranch operations increased $401,000, or 10%, from $4,106,000 in 2022 to $4,507,000 in 2023. This is primarily attributed to an increase in grazing lease revenues due to improved pasture levels as a result of 2023 winter rains, which allowed for more cattle grazing on Company's land.
•Ranch operations expenses were $5,043,000 in 2023, which stayed consistent when compared to $5,024,000 in 2022.
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
Other Income
Total other income increased by $697,000, or 40%, from $1,722,000 in 2022 to $2,419,000 in 2023. Investment income recognized on marketable securities increased by $1,923,000 due to an increase in average funds invested and higher market interest rate in 2023 compared with 2022. This increase is offset by a decrease of $1,226,000 in other income mainly due to an absence of long-term deferred gains from the sale of the 18-19 West joint venture.
Total other income increased $1,501,000, or 679%, from $221,000 in 2021 to $1,722,000 in 2022. In 2022, the Company had a higher average investment in marketable securities resulting in a $577,000 increase in interest income. In addition, the Company received excess distributions and recognized long-term deferred gains, as a result of the sale of the 18-19 West joint venture of $1,140,000.

Corporate Expenses
Corporate general and administrative costs increased $173,000, or 1.8%, to $9,872,000 during 2023 when compared to $9,699,000 in 2022. The increase is primarily attributable to higher salary and stock compensation expense recognized during the period, offset by lower professional service expense.
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

($ in thousands)	2023	2022	2021
Equity in earnings (loss)
Petro Travel Plaza Holdings LLC	$6,288	$8,526	$4,957
18-19 West, LLC	—	(31)	5,206
TRCC/Rock Outlet Center, LLC	(1,786)	(1,569)	(1,443)
TRC-MRC 1, LLC	596	21	(7)
TRC-MRC 2, LLC	1,386	692	634
TRC-MRC 3, LLC	323	297	(144)
TRC-MRC 4, LLC	166	(184)	(1)
TRC-MRC 5, LLC	(105)	—	—
Equity in earnings of unconsolidated joint ventures, net	$6,868	$7,752	$9,202
2023 Operational Highlights:
During 2023, equity in earnings from unconsolidated joint ventures decreased $884,000, or 11%, to $6,868,000 when compared to $7,752,000 in 2022.
•The Petro Travel Plaza equity in earnings decreased $2,238,000 or 26% when compared to 2022, which is largely attributable to lower fuel margins in 2023, we don't expect this drop in fuel margins to continue in 2024.
•The above decrease is partially offset by increases in equity in earnings of TRC-MRC1, LLC and TRC-MRC2, LLC joint ventures, mainly attributable to a combination of new leases at higher rental rates and rent escalations. Moreover, the lease within the TRC-MRC4, LLC joint venture commenced in late 2022, bringing on a new revenue stream for the Company.
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

Income Taxes
For the twelve months ended December 31, 2023, the Company's net income tax expense was $2,323,000 compared to $7,393,000 for the twelve months ended December 31, 2022. These amounts represent effective income tax rates of approximately 42% and 32% for the twelve months ended December 31, 2023 and 2022, respectively. Our effective income tax rate for the year ended December 31, 2023 was higher than the federal statutory rate in the United States, as a result of permanent differences arising from stock compensation and non-deductible compensation under Section 162(m) of the Tax Cuts and Jobs Act of 2017. As of December 31, 2023 and 2022, we had income tax receivable of $1,245,000 and $636,000, respectively.
As of December 31, 2023, we had net deferred tax liabilities of $8,269,000 compared to $7,180,000 as of December 31, 2022. Our largest deferred tax assets were made up of temporary differences related to the deferred gains, pension adjustments, interest rate swap, capitalization of costs, and stock compensation. Deferred tax liabilities consist of joint venture differences, depreciation, deferred gains, interest rate swap, and stock compensation. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company made income tax payments of $2,564,000 in 2023 and $8,237,000 in 2022. The Company received refunds of $0 in 2023 and $1,410,000 in 2022.
For more details, see Note 12. (Income Taxes), of the Notes to Consolidated Financial Statements, included this Annual Report on Form 10-K.
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
Our cash and cash equivalents and marketable securities totaled approximately $64,463,000 at December 31, 2023, a decrease of $8,100,000, or 11%, from the corresponding amount at the end of 2022.
The following table summarizes the cash flow activities for the following years ended December 31:

($ in thousands)	2023	2022	2021
Operating activities	$13,655	$8,531	$2,816
Investing activities	$(14,002)	$(1,891)	$(14,652)
Financing activities	$(6,865)	$(4,419)	$(6,086)

Cash flows provided by operating activities are primarily dependent upon the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, distributions from joint ventures, the success of our crops and commodity prices within our mineral resources segment.

During 2023, our operations generated $13,655,000 in cash primarily through joint venture distributions. The distributions from joint ventures is largely attributed to changes in loan covenants that allowed additional cash to be distributed in 2023.

During 2022, our operations generated $8,531,000 in cash, primarily through joint venture distributions and receivable collections.

During 2023, investing activities used $14,002,000, which was largely attributed to capital expenditures of $21,328,000 used primarily for real estate development. Of the $21,328,000, we spent $2,111,000 on permitting efforts for MV, $4,341,000 on litigation defense for Centennial, and $1,436,000 on permitting efforts for Grapevine. At TRCC, we primarily used $7,815,000 to develop road and water infrastructures. All real estate capital expenditures are inclusive of capitalized interest, payroll and overhead. Lastly, our farming segment had cash outlays of $4,870,000 for cultural and water costs tied to crops not yet in production, developing new almond orchards, grape vineyards, and replacing old farm equipment. Additionally, our mineral resources segment spent $6,034,000 to acquire water for use as needed and for future residential development activity. We also contributed $4,500,000 to our unconsolidated joint ventures during the year. Lastly, the Company reinvested $132,317,000 into marketable securities. The increase in investment activities is due to the short-term nature of our marketable securities and the reinvestment of maturities until the cash is needed for operational and development activities. Offsetting cash outlays were maturities on marketable securities of $134,083,000, distributions from unconsolidated joint ventures of $10,978,000, proceeds from water sales of $1,324,000 and proceeds from the interest rate swap settlement of $3,715,000.
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

Our estimated capital investment for 2024 is primarily related to our real estate projects as it was in 2023. These estimated investments include approximately $58,925,000 of development costs at TRCC-East. Of that amount $42,520,000 is to support the Terra Vista at Tejon multi-family project phase 1 development and $16,405,000 for road infrastructures, water treatment system improvements, and expansion of the wastewater treatment plant for future anticipated absorption. We expect to possibly invest up to $9,949,000 for entitlement and permitting activities, predevelopment activities and land planning design at MV and Grapevine and litigation defense and supplemental recirculated environmental impact report preparation for Centennial. The timing of these investments is dependent on our coordination efforts with Los Angeles County regarding litigation defense for Centennial, permitting activities for Grapevine, and design, civil engineering, land planning and design, for MV. Our plans also include $6,684,000 for payment of annual water inventory and water related investments. We are also investing approximately $3,068,000 to continue a farm redevelopment program, and $501,000 in the normal replacement of operating equipment, such as ranch equipment, and vehicles.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2023 and 2022, of $3,098,000 and $2,294,000, respectively, is classified in real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects, which aggregated $2,270,000 and $2,387,000 for the years ended December 31, 2023 and 2022, respectively. Expenditures for repairs and maintenance are expensed as incurred. As noted above, these costs are included in the above investment numbers.
During 2023, financing activities used $6,865,000, which is comprised of long-term debt repayments of $50,357,000 and tax payments on vested stock grants of $3,353,000. This was partially offset by borrowings from the new line-of-credit facility of $47,942,000.
During 2022, financing activities used $4,419,000, which is comprised of long-term debt repayments of $51,708,000 and tax payments on vested stock grants of $2,733,000. This was partially offset by the issuance of new debt of $49,080,000.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows, cash balances, and availability on our line of credit over the next twelve months to fund internal operations. As we move forward with the completion of the litigation, permitting and engineering design for our master planned communities and prepare to move into the development stage, we may need to secure additional funding through either the issuance of equity and/or by securing other forms of financing such as joint ventures equity and debt financing.
Capital Structure and Financial Condition
At December 31, 2023, total capitalization at book value was $531,038,000 consisting of $47,942,000 of debt and $483,096,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 9.0%, representing a decrease when compared to the debt-to-total-capitalization ratio of 9.5% at December 31, 2022.
On November 17, 2023, the Company entered into a Credit Agreement with AgWest Farm Credit, PCA, as administrative agent and letter of credit intermediary (Administrative Agent), and certain other lenders (the Credit Agreement Lenders), collectively, the Revolving Credit Facility. The Revolving Credit Facility provides TRC with (i) a revolving credit line (RCL) in the amount of $160,000,000 and (ii) the option for TRC to utilize a letter of credit sub-facility in the amount of $15,000,000 (LOC Sub-Facility). The LOC Sub-Facility is part of, and not in addition to, the RCL. As further summarized below, the RCL requires interest only payments and has a maturity date of January 1, 2029.
Upon closing of the Revolving Credit Facility, funds from the RCL were used to pay off and close out the existing Bank of America, N.A. Term Note and Revolving Line of Credit Note. The amount of this pay off was $47,078,564 plus accrued interest and fees on the Bank of America Term Note. The Company evaluated the debt exchange under Accounting Standards Codification (ASC) 470 and determined that the exchange should be treated as a debt extinguishment. Future borrowings under the Revolving Credit Facility will be used for ongoing working capital requirements, including to fund future construction projects, farming and ranching operations, and other general corporate purposes.
To maintain availability of funds, undrawn amounts under the RCL will accrue an unused fee of 15 basis points per annum except that, for the LOC Sub-Facility, TRC will incur a fee of 2.00% per annum for each letter of credit issued to TRC. TRC’s ability to borrow/draw additional funds is subject to compliance with certain financial and other covenants, some of which are further described below, and the continuing accuracy of certain representations and warranties contained in the Revolving Credit Facility.
The interest rate per annum applicable to the Revolving Credit Facility is the one-month term SOFR plus an interest rate spread that is based on TRC’s consolidated net liabilities to equity ratio (NLER). The interest rate spread for the NLER has three tiers: (1) 2.75% if the NLER is 55% or more; (2) 2.5% if the NLER is between 35% and less than 55%; and (3) 2.25% if the NLER is less than 35%. The interest rate spread in the previous sentence may effectively be reduced by applying a patronage credit for TRC’s participation in the farm credit program, which patronage credit historically has been (for reference and information purposes only and not as a guarantee of future patronage credit) between 100-125 basis points. The patronage credit is paid annually by the Administrative Agent in the form of a dividend. As of December 31, 2023, the Company's NLER was in tier 3, or less than 35%, and the applicable interest rate spread was 2.25%.
The Revolving Credit Facility only requires the payment of interest during the term, at which point the full drawn amount, plus accrued interest, must be repaid by the maturity date if TRC has not earlier repaid the borrowed amount or extended the maturity date. The RCL may be repaid in part, or in full, by TRC at any time during the term without penalty. Certain events of default (as described in the Revolving Credit Facility) allow acceleration of repayment of borrowed funds, interest and other fees. The Revolving Credit Facility is unsecured, but the agreement provides the Administrative Agent a springing lien on TRC’s wholly owned, unencumbered assets, exclusive of assets subject to negative pledge, if one or more covenants is breached.
The Revolving Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.55 to 1.00 at each year end; (b) a debt service coverage ratio not less than 1.50 to 1.00 as of each year end on a rolling four quarter basis; and (c) a liquidity ratio not less than 2.00 to 1.00 at each year end.
The Revolving Credit Facility also contains customary negative covenants that limit the ability of the Company to, among other things, make capital expenditures, incur indebtedness and issue guaranties, consummate certain asset sales, acquisitions or mergers, make investments, pay dividends or repurchase stock, make a change in capital ownership, or incur liens on any assets.
The Revolving Credit Facility contains customary events of default, including: failure to make required payments; failure to comply with terms of the Credit Facility; bankruptcy and insolvency. The Credit Facility contains other customary terms and conditions, including representations and warranties, which are typical for credit facilities of this type.
At December 31, 2023, the Company was in compliance with all financial covenants.

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
As noted above, at December 31, 2023, we had $64,463,000 in cash and securities and as of the filing date of this Form 10-K, we had $108,615,000 available on credit lines to meet any short-term liquidity needs.
We continue to expect that substantial investments will be required in order to develop our land assets. In order to meet these capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives, such as joint ventures with financial partners, sales of assets, and the issuance of common stock. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. As we move into 2024, we will be evaluating various options for funding the potential start of development projects. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements in the near-term, as described earlier in the cash flow and liquidity discussions.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2023, to be paid over the next five years and beyond:

	Payments Due by Period
($ in thousands)	Total	Less than a year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Estimated water payments	$287,986	$13,107	$27,404	$29,072	$218,403
Revolving line-of-credit	47,942	—	—	—	47,942
Cash contract commitments	17,462	13,323	2,550	518	1,071
Defined Benefit Plan	5,196	374	975	996	2,851
SERP	5,235	498	1,138	1,099	2,500
Total contractual obligations	$363,821	$27,302	$32,067	$31,685	$272,767

The table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.
As discussed in Note 15 (Retirement Plans) of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. During 2023, we made pension contributions of $165,000 and it is projected that we will make a similar contribution in 2024.
Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. Also, included in the cash contract commitments are estimated fees earned in 2014 by a consultant, related to the entitlement of the Grapevine Development Area. The Company exited a consulting contract in 2014 related to the Grapevine Development and is obligated to pay an earned incentive fee at the time of successful receipt of all project permits and entitlements and at a value measurement date five-years after entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. The Company believes that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.

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
Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to the CFDs.

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	2 -3 Years	4 -5 Years	After 5 Years
Other Commercial Commitments:
Standby letter of credit[1]	$3,358	$—	$—	$3,358	$—
Total other commercial commitments	$3,358	$—	$—	$3,358	$—
[1] New letter of credit issued under AgWest LOC Sub-Facility in 2023.
The TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within our Kern County developments. TRPFFA created two CFD's, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of land to secure payment of special taxes related to $19,540,000 of outstanding bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of our land to secure payments of special taxes related to $72,055,000 of outstanding bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $44,035,000 of additional bond debt authorized by TRPFFA.
In connection with the sale of bonds, there is a standby letter of credit for $3,358,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $62,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2023.
As of December 31, 2023, aggregate outstanding debt of unconsolidated joint ventures was $208,030,000; $35,138,000 of this debt is attributed to a construction loan for our TRC-MRC 5 joint venture and $20,850,000 is attributable to the loan for TRCC/Rock Outlet joint venture. These two loans are 100% guaranteed at December 31, 2023. All other outstanding debt attributed to our joint ventures have met their respective debt covenants hence not subject to an effective guarantee at December 31, 2023. We do not provide a guarantee on the $12,556,000 of debt related to our joint venture with TA/Petro.

Non-GAAP Financial Measures
EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance. We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis, before the effects of taxes, depreciation and amortization, and stock compensation expense. By excluding interest expense and income, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other companies without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

	Year-Ended December 31,
($ in thousands)	2023	2022	2021
Net income	$3,265	$15,810	$5,342
Net income (loss) attributed to non-controlling interest	—	2	(6)
Interest, net
Consolidated interest income	(2,557)	(634)	(57)
Our share of interest expense from unconsolidated joint ventures	4,879	2,974	1,708
Total interest, net	2,322	2,340	1,651
Income tax expense	2,323	7,393	3,821
Depreciation and amortization
Consolidated	4,806	4,628	4,594
Our share of depreciation and amortization from unconsolidated joint ventures	5,418	4,618	4,639
Total depreciation and amortization	10,224	9,246	9,233
EBITDA	18,134	34,787	20,053
Stock compensation expense	3,252	2,877	4,271
Adjusted EBITDA	$21,386	$37,664	$24,324

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

($ in thousands)	Year-Ended December 31,
Net operating income	2023	2022	2021
Pastoria Energy Facility	$5,231	$4,846	$4,355
TRCC	1,296	1,185	1,250
Communication leases	1,070	1,001	940
Other commercial leases	631	616	609
Total Commercial/Industrial net operating income	$8,228	$7,648	$7,154

	Year-Ended December 31,
($ in thousands)	2023	2022	2021
Commercial/Industrial operating income	$3,705	$24,159	$7,523
Plus: Commercial/Industrial depreciation and amortization	468	455	463
Plus: General, administrative, cost of sales and other expenses	7,130	15,491	10,950
Less: Other revenues including land sales	(3,075)	(32,457)	(11,782)
Total Commercial/Industrial net operating income	$8,228	$7,648	$7,154
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

The following schedule reconciles net income from unconsolidated joint ventures to NOI of unconsolidated joint ventures.

	Year-Ended December 31,
($ in thousands)	2023	2022	2021
Net income of unconsolidated joint ventures	$11,641	$12,662	$16,752
Plus: Interest expense of unconsolidated joint ventures	9,587	5,834	4,926
Operating income of unconsolidated joint ventures	21,228	18,496	21,678
Plus: Depreciation and amortization of unconsolidated joint ventures	10,246	8,648	8,720
Less: Profit from sale of land	—	—	(10,380)
Net operating income of unconsolidated joint ventures	$31,474	$27,144	$20,018

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
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade rating from Moody’s or Standard and Poor’s. See Note 3 (Marketable Securities) of the Notes to Consolidated Financial Statements.
Our current RCL has a $47,942,000 outstanding balance. The interest rate on this line of credit can float at a rate equal to one-month term SOFR plus 2.25%. During the term of this RCL (which matures in January 2029), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary outstanding balances.
Market risk related to our farming inventories ultimately depends on the value of almonds, grapes, and pistachios at the time of payment or sale. Credit risk related to our receivables depends upon the financial condition of our customers. Based on historical experience with our current customers, and periodic credit evaluations of our customers’ financial conditions, we believe our credit risk is minimal. Market risk related to our farming inventories is discussed below in the section pertaining to commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present our debt obligations and marketable securities and their related weighted-average interest rates by expected maturity dates.

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2023
(In thousands except percentage data)

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Assets:
Marketable securities	$32,576	$—	$—	$—	$—	$—	$32,576	$32,556
Weighted average interest rate	5.27%	—%	—%	—%	—%	—%	5.27%
Liabilities:
Revolving line-of-credit	$—	$—	$—	$—	$—	$47,942	$47,942	$47,942
Weighted average interest rate[1]	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%, and the rate was 7.59% as of December 31, 2023.

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

Commodity Price Exposure
As of December 31, 2023, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2023 and 2022 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded based on estimated final pricing. The final price is generally not known for several months following the close of our fiscal year. Of the $8,352,000 in outstanding receivables at December 31, 2023, $2,824,500 or 34% is at risk for changing prices. Over the previous three years, pistachio prices have fluctuated between $1.62 to $2.72.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this Item is submitted in a separate section of this Form 10-K.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2023 in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.
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
(c)    Report of Management
See Management’s Report on Internal Control Over Financial Reporting following ITEM 15(a)(2) - FINANCIAL STATEMENT SCHEDULES of this Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Information about our Executive Officers.” The other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2024 Annual Meeting of Stockholders and will be found under the captions “The Election of Directors,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines,” “Corporate Governance Matters” and, if applicable, “Delinquent Section 16(a) Reports.”
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2024 Annual Meeting of Stockholders and will be found under the captions “Compensation Discussion and Analysis,” "Pay Ratio Disclosure," "Pay versus Performance," and “Compensation Committee Report.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Security Ownership of Certain Beneficial Owners and Management.
Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2024 Annual Meeting of Stockholders and will be found under the caption "Stock Ownership of Certain Beneficial Owners and Management."
(b)Securities Authorized for Issuance under Equity Compensation Plans.

The following table shows aggregated information as of December 31, 2023 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2023, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 11 (Stock Compensation - Restricted Stock and Performance Share Grants) of the Notes to Consolidated Financial Statements.
Equity Compensation Plans Approved by Security Holders

Equity compensation plans approved by security holders *	Number of securities to be issued upon exercise of outstanding grants	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Restricted stock grants and restricted stock units at target goal achievement	248,768	Final price determined at time of vesting	1,010,131

* The Company does not use equity compensation plans that have not been approved by the security holders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2024 Annual Meeting of Stockholders and will be found under the captions “Related Person Transactions” and “Corporate Governance Matters.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is DELOITTE & TOUCHE LLP, Los Angeles, CA, PCAOB Auditor Firm ID: 34.
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2024 Annual Meeting of Stockholders and will be found under the caption "Independent Registered Public Accounting Firm."

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:			Page Number
1	Consolidated Financial Statements:
	1.1	Management's Report on Internal Control Over Financial Reporting	71
		Report of Independent Registered Public Accounting Firm	72
	1.2	Consolidated Balance Sheets – As of December 31, 2023 and 2022	74
	1.3	Consolidated Statements of Operations - Years Ended December 31, 2023, 2022 and 2021	75
	1.4	Consolidated Statements of Comprehensive Income - Years Ended December 31, 2023, 2022 and 2021	76
	1.5	Consolidated Statements of Changes of Equity - Years Ended December 31, 2023, 2022 and 2021	77
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2023, 2022 and 2021	78
	1.7	Notes to Consolidated Financial Statements	80
2	Supplemental Financial Statement Schedules:
	None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	Amended and Restated Bylaws	FN 2
	4.3	Registration and Reimbursement Agreement	FN 5
	4.4	Description of Securities	FN 46
	4.5	Form of Indenture for Debt	FN 37
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
	10.7	*Severance Agreement	FN 7
	10.8	*Director Compensation Plan	FN 7
	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20

10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 25
10.33	Revolving Line of Credit	FN 36
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders, LLC Redemption and Withdrawal Agreement - Lewis Tejon Member	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	*Executive Severance Agreement - Executive Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	FN 42
10.52	Credit Agreement Between Tejon Ranchcorp and Bank of America, N.A.	FN 43
10.53	Executive Officer Severance Agreement – Marc Hardy	FN 44
10.54	Credit Agreement Between Tejon Ranchcorp and AgWest Farm Credit, PCA	FN 45
21	List of Subsidiaries of Registrant	Filed herewith
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (Los Angeles, CA)	Filed herewith
23.2	Consent of RSM US LLP, independent registered public accounting firm	Filed herewith
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97	Clawback Policy Pursuant to SEC Exchange Act Rule 10-D1	Filed herewith
99.1	Financial Statements of Petro Travel Plaza Holdings LLC	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2023, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the period ended March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 22	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.31 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.

FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 25	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.32 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 34	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 35	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 36	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.
FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 42	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022, is incorporated herein by reference.

FN 43	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.52 to our Quarterly Report on Form 10-Q for the period ended September 30, 2022, is incorporated herein by reference.
FN 44	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.53 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023, is incorporated herein by reference.
FN 45	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 20, 2023, is incorporated herein by reference.
FN 46	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2022, is incorporated herein by reference.
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

TEJON RANCH CO.

March 6, 2024	By:	/s/ Gregory S. Bielli
Date		Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

March 6, 2024	By:	/s/ Brett A. Brown
Date		Brett A. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

March 6, 2024	By:	/s/ Robert D. Velasquez
Date		Robert D. Velasquez
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Steven A. Betts Steven A. Betts	Director	March 6, 2024

/s/ Gregory S. Bielli Gregory S. Bielli	Director	March 6, 2024

/s/ Anthony L. Leggio Anthony L. Leggio	Director	March 6, 2024

/s/ Norman Metcalfe Norman Metcalfe	Director	March 6, 2024

/s/ Frawn Morgan Frawn Morgan	Director	March 6, 2024

/s/ Geoffrey Stack Geoffrey Stack	Director	March 6, 2024

/s/ Daniel R. Tisch Daniel R. Tisch	Director	March 6, 2024

/s/ Michael H. Winer Michael H. Winer	Director	March 6, 2024

Annual Report on Form 10-K
Item 8, Item 15(a) (1) and (2), (b) and (c)
List of Financial Statements and Financial Statement Schedules
Financial Statements
Certain Exhibits
Year Ended December 31, 2023
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
In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tejon Ranch Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of the Company's equity method investee, Petro Travel Plaza Holdings LLC (“Petro”), for the year ended December 31, 2021. The accompanying financial statements include the Company’s equity earnings in Petro of $4,957,000 for the year ended December 31, 2021. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Petro, is based solely on the report of the other auditors.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Real Estate — Real Estate Development - Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of real estate development for impairment involves an initial assessment of each real estate development to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of a real estate development are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the entitlement process, government regulation, litigation, geographical demand for new housing, and market conditions related to pricing of new homes. When events or changes in circumstances exist that result in an indicator of impairment, the Company evaluates the real estate development for impairment by comparing future undiscounted cash flows expected to be generated over the life of the real estate development to the respective carrying amount. If the carrying amount of the real estate development exceeds future undiscounted cash flows, an analysis is performed to determine the fair value of the asset.

The Company makes significant assumptions to evaluate each real estate development for possible indications of impairment. These assumptions include the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, and assumptions surrounding continued positive cash flows and development costs. Considering that the planned development communities will be in a location that does not currently have many comparable homes, the Company must make assumptions surrounding the expected ability to sell the real estate assets at a price that is in excess of current accumulated costs. Further, the facts and circumstances utilized to make these assumptions may change from period to period. The real estate development balance was $337 million as of December 31, 2023. No impairment loss has been recognized on any real estate development for the year ended December 31, 2023.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures evaluated the real estate development asset for possible indications of impairment including the following, among others:
•We evaluated the design and implementation of controls over management’s identification of circumstances that may indicate the carrying amounts of the real estate developments are no longer recoverable, including controls over management’s evaluation of the entitlement process, government regulation, litigation, geographical demand for new housing and market conditions related to pricing of new homes.
•We read and evaluated management’s documentation, including relevant accounting policies and information obtained by management from outside sources.
•We evaluated management’s impairment analysis by:
◦Testing the real estate development for possible indications of impairment, including searching for adverse asset-specific and/or market conditions by reviewing publicly available information on home values and land values in the surrounding regions of the development, periodicals and news information relating to the Southern California housing market, and other independent market data, including considerations of the demand for housing in the market and changes to comparable home prices
◦Obtaining letters from legal counsel and performing inquiries with the Company’s in-house legal counsel to evaluate any changes in the status of litigation matters affecting the development properties and the potential impact on the Company’s ability to recover the accumulated costs, including any relevant government regulations and/or other matters impacting the entitlement process.
◦Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 6, 2024
We have served as the Company's auditor since 2019.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	December 31
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$31,907	$39,119
Marketable securities - available-for-sale	32,556	33,444
Accounts receivable	8,352	4,453
Inventories	3,493	3,369
Prepaid expenses and other current assets	3,502	2,660
Total current assets	79,810	83,045
Real estate and improvements - held for lease, net	16,609	16,940
Real estate development (includes $119,788 at December 31, 2023 and $115,221 at December 31, 2022, attributable to Centennial Founders, LLC, Note 17)	337,257	321,293
Property and equipment, net	53,985	52,980
Investments in unconsolidated joint ventures	33,648	41,891
Net investment in water assets	52,130	47,045
Other assets	4,084	3,597
TOTAL ASSETS	$577,523	$566,791
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	6,457	5,117
Accrued liabilities and other	3,214	3,602
Deferred income	1,891	1,531
Current maturities of long-term debt	—	1,779
Total current liabilities	11,562	12,029
Long-term debt, less current portion	—	48,161
Revolving line of credit	47,942	—
Long-term deferred gains	11,447	11,447
Deferred tax liability	8,269	7,180
Other liabilities	15,207	10,380
Total liabilities	94,427	89,197
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,770,545 at December 31, 2023 and 26,541,553 at December 31, 2022	13,386	13,271
Additional paid-in capital	345,609	345,344
Accumulated other comprehensive loss	(171)	(2,028)
Retained earnings	108,908	105,643
Total Tejon Ranch Co. Stockholders’ Equity	467,732	462,230
Non-controlling interest	15,364	15,364
Total equity	483,096	477,594
TOTAL LIABILITIES AND EQUITY	$577,523	$566,791
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Year Ended December 31

	2023	2022	2021
Revenues:
Real Estate - commercial/industrial	$11,758	$40,515	$19,476
Mineral resources	14,524	21,595	20,987
Farming	13,950	13,001	11,039
Ranch operations	4,507	4,106	4,111
Total revenues	44,739	79,217	55,613
Costs and expenses:
Real Estate - commercial/industrial	8,053	16,356	11,953
Real Estate - resort/residential	1,528	1,629	1,723
Mineral resources	8,685	12,969	13,559
Farming	15,257	19,811	14,116
Ranch operations	5,043	5,024	4,679
Corporate expenses	9,872	9,699	9,843
Total expenses	48,438	65,488	55,873
Operating (loss) income	(3,699)	13,729	(260)
Other income:
Investment income	2,557	634	57
Other (loss) income	(138)	1,088	164
Total other income	2,419	1,722	221
(Loss) income from operations before equity in earnings of unconsolidated joint ventures and income tax expense	(1,280)	15,451	(39)
Equity in earnings of unconsolidated joint ventures, net	6,868	7,752	9,202
Income before income taxes	5,588	23,203	9,163
Income tax expense	2,323	7,393	3,821
Net income	3,265	15,810	5,342
Net income (loss) attributable to non-controlling interest	—	2	(6)
Net income attributable to common stockholders	$3,265	$15,808	$5,348
Net income per share attributable to common stockholders, basic	$0.12	$0.60	$0.20
Net income per share attributable to common stockholders, diluted	$0.12	$0.59	$0.20

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31
	2023	2022	2021
Net income	$3,265	$15,810	$5,342
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	187	(199)	(14)
Benefit plan adjustments	233	(212)	866
SERP liability adjustments	(127)	1,430	331
Unrealized interest rate swap gain	2,285	5,641	2,841
Other comprehensive income before taxes	2,578	6,660	4,024
Provision for income taxes related to other comprehensive income items	(721)	(1,866)	(1,126)
Other comprehensive income	1,857	4,794	2,898
Comprehensive income	5,122	20,604	8,240
Comprehensive income (loss) attributable to non-controlling interests	—	2	(6)
Comprehensive income attributable to common stockholders	$5,122	$20,602	$8,246
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2020	26,276,830	$13,137	$342,059	$(9,720)	$84,487	$429,963	$15,368	$445,331
Net income (loss)	—	—	—	—	5,348	5,348	(6)	5,342
Other comprehensive income	—	—	—	2,898	—	2,898	—	2,898
Restricted stock issuance	227,250	114	(114)	—	—	—	—	—
Stock compensation	—	—	4,731	—	—	4,731	—	4,731
Shares withheld for taxes and tax benefit of vested shares	(103,159)	(51)	(1,740)	—	—	(1,791)	—	(1,791)
Balance, December 31, 2021	26,400,921	$13,200	$344,936	$(6,822)	$89,835	$441,149	$15,362	$456,511
Net income	—	—	—	—	15,808	15,808	2	15,810
Other comprehensive income	—	—	—	4,794	—	4,794	—	4,794
Restricted stock issuance	249,127	124	(124)	—	—	—	—	—
Stock compensation	—	—	3,212	—	—	3,212	—	3,212
Shares withheld for taxes and tax benefit of vested shares	(108,495)	(53)	(2,680)	—	—	(2,733)	—	(2,733)
Balance, December 31, 2022	26,541,553	$13,271	$345,344	$(2,028)	$105,643	$462,230	$15,364	$477,594
Net income	—	—	—	—	3,265	3,265	—	3,265
Other comprehensive income	—	—	—	1,857	—	1,857	—	1,857
Restricted stock issuance	446,969	224	(225)	—	—	(1)	—	(1)
Stock compensation	—	—	3,734	—	—	3,734	—	3,734
Shares withheld for taxes and tax benefit of vested shares	(217,977)	(109)	(3,244)	—	—	(3,353)	—	(3,353)
Balance, December 31, 2023	26,770,545	$13,386	$345,609	$(171)	$108,908	$467,732	$15,364	$483,096
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended December 31,
	2023	2022	2021
Operating Activities
Net income	$3,265	$15,810	$5,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,806	4,628	4,594
Amortization of (discount) premium on marketable securities	(691)	87	111
Equity in earnings of unconsolidated joint ventures, net	(6,868)	(7,752)	(9,202)
Non-cash retirement plan expense	462	110	99
Loss (gain) on sale of real estate/assets	6	(1,140)	(12)
Non-cash profits recognized from land contribution	—	(3,012)	(2,784)
Profit from water sale[1]	(490)	(2,229)	(3,442)
Profit from land sales	—	(18,372)	(3,139)
Deferred income taxes	1,121	2,865	1,134
Stock compensation expense	3,252	2,877	4,271
Excess tax (benefit) loss of stock-based compensation	(723)	(105)	48
Abandonment expense	189	85	—
Inventory write down	423	1,050	—
Distribution of earnings from unconsolidated joint ventures	13,511	11,793	5,892
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	(4,476)	3,244	(814)
Current liabilities, net	(132)	(1,408)	718
Net cash provided by operating activities	13,655	8,531	2,816
Investing Activities
Maturities and sales of marketable securities	134,083	41,135	6,249
Purchase of marketable securities	(132,317)	(63,882)	(14,586)
Real estate and equipment expenditures	(21,328)	(22,602)	(20,879)
Reimbursement proceeds from Communities Facilities District	—	5,950	135
Proceeds from sale of real estate/assets	77	—	63
Proceeds from sale of land	—	24,950	4,413
Investment in unconsolidated joint ventures	(4,500)	(800)	(2,900)
Distribution of equity from unconsolidated joint ventures	10,978	8,166	5,734
Investments in long-term water assets	(6,034)	(988)	(2,415)
Proceeds from water sales[1]	1,324	6,180	9,534
Interest rate swap settlement[2]	3,715	—	—
Net cash used in investing activities	(14,002)	(1,891)	(14,652)
Financing Activities
Borrowings on line of credit	47,942	—	—
Borrowings of long-term debt	—	49,080	—
Repayments of long-term debt	(50,357)	(51,708)	(4,295)
Deferred financing costs	(1,097)	(181)	—
Interest rate swap settlement[3]	—	1,123	—
Taxes on vested stock grants	(3,353)	(2,733)	(1,791)
Net cash used in financing activities	(6,865)	(4,419)	(6,086)
(Decrease) increase in cash, cash equivalents, and restricted cash	(7,212)	2,221	(17,922)
Cash, cash equivalents, and restricted cash at beginning of year	39,619	37,398	55,320
Cash, cash equivalents, and restricted cash at end of year	$32,407	$39,619	$37,398

Twelve Months Ended December 31,
2023	2022	2021

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$31,907	$39,119	$36,195
Restricted cash (recorded in other assets)	500	500	1,203
Total cash, cash equivalents, and restricted cash	$32,407	$39,619	$37,398

Non-cash investing activities
Accrued capital and water expenditures included in current liabilities	$2,091	$1,847	$1,342
Contribution to unconsolidated joint venture	$—	$8,501	$8,464
Long term deferred profit on land contribution	$—	$3,012	$2,785

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

Given the nature of our water assets and the aforementioned authoritative guidance, the Company estimates the appropriate classification of water assets purchased based on the timing of the sale of the water. Water purchased in prior periods that was classified as investing was sold for $1.32 million in 2023, this cash inflow is appropriately classified in the Company’s investing activities. The profit of $0.5 million related to the water purchased in prior periods is appropriately being deducted from operating activities for the current period. The Company has and will continue to apply this methodology to water asset transactions that meet this fact pattern.

[2]The Company had an interest rate swap agreement with Bank of America, N.A. to reduce its exposure to fluctuations in the floating interest rate tied to SOFR under the term note. The hedging relationship qualified as an effective cash flow hedge and was recorded at fair value. On October 23, 2023, the Company terminated the interest rate swap, and received a $3,715,000 cash termination fee from Bank of America, N.A.

  [3]The Company had an interest rate swap agreement with Wells Fargo Bank, N.A. to reduce its exposure to fluctuations in the floating interest rate tied to the London Inter-Bank Rate, or LIBOR under a term note with Wells Fargo. The hedging relationship qualified as an effective cash flow hedge and was recorded at fair value. On June 27, 2022, the Company terminated the interest rate swap, and received a $1,123,000 cash termination fee from Wells Fargo.

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Tejon Ranch Co. (the Company or Tejon) is a diversified real estate development and agribusiness company committed to responsibly using its land and resources to meet the housing, employment, and lifestyle needs of Californians. Current operations consist of land planning and entitlement, land development, commercial land sales and leasing, leasing of land for mineral royalties, water asset management and sales, grazing leases, and farming.
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
Marketable Securities
The Company considers those investments not qualifying as cash equivalents, but which are readily marketable, to be marketable securities. The Company's investment portfolio is comprised of fixed income debt securities, which are classified as current assets on the consolidated balance sheets. The Company classifies all marketable securities as available-for-sale. These are stated at fair value with the unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of changes in equity.

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
The carrying values of cash and cash equivalents, restricted cash, receivables, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value. Additionally, the fair value of the RCL approximates fair value considering factors such as the interest rate being variable and the estimated credit spread available in the market at the balance sheet date being comparable to the terms at origination.

Interest Rate Swap Agreements
On June 30, 2022, the Company entered into a variable rate term note, or New Term Note, with Bank of America, N.A. and on the same day, the Company entered into a new interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to SOFR under the New Term Note. The hedging relationship qualified as an effective cash flow hedge and was recorded at fair value. On October 23, 2023, the Company terminated its interest rate swap agreement with Bank of America, N.A., and received a $3,715,000 cash termination fee from Bank of America, N.A.
See Note 8 (Line of Credit and Long-Term Debt) and Note 10 (Interest Rate Swap) of the Notes to Consolidated Financial Statements for further detail regarding this interest rate swap related to the Company's Credit Facility. The Company believes it is prudent at times to limit the variability of floating-rate interest payments and in the past has entered into interest rate swaps to manage those fluctuations.
The Company recognizes interest rate swap agreements as either an asset or liability on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. The interest rate swap agreement was considered a cash flow hedge because it was designed to match the terms of the Term Loan with Bank of America, N.A., as a hedge of the exposure to variability in expected future cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged transactions in a cash flow hedge. This interest rate swap agreement will be evaluated based on whether it is deemed highly effective in reducing exposure to variable interest rates. The Company formally documents all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. The Company makes an assessment at the inception of each interest rate swap agreement and on a quarterly basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items. If swaps qualify as highly effective, the changes in the fair values of the derivatives used as hedges would be reflected in accumulated other comprehensive income, or AOCI. Amounts classified in AOCI will be reclassified into earnings in the period during which the hedged transactions affect earnings. If swaps do not qualify as highly effective, the changes in fair values of derivatives used as hedges would be reflected in earnings.
The fair value of each interest rate swap agreement is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities (also referred to as “significant other observable inputs”). The fair value of interest rate swap agreements is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs,” such as estimates of current credit spreads to evaluate the likelihood of default, which the Company has determined to be insignificant to the overall fair value of its interest rate swap agreement.
Variable Interest Entity
The Company evaluates all of its interests in VIEs for consolidation. When the Company's interests are determined to be variable interests, the Company assesses whether the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. A primary beneficiary is defined as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE, which could potentially be significant. The Company considers its variable interests as well as any variable interests of related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary and consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary and does not consolidate the VIE.

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
As of December 31, 2023 and 2022, the Company had two VIEs. One was consolidated in the financial statements while the other was not. See Note 17 (Investment in Unconsolidated and Consolidated Joint Ventures) to the Notes to Consolidated Financial Statements for further discussion.

Credit Risk
The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.
Commercial revenues are derived primarily from lease rental payments and operating expense reimbursements. If client tenants fail to make rental payments under their lease, the Company's financial condition, and cash flows could be adversely affected. The Company assesses the risk of loss on accounts receivable and adjusts the allowance for doubtful accounts based on this risk assessment. We do so by applying historical loss rates to our accounts receivable aging schedule to estimate expected credit losses. We further adjusted expected credit losses for specifically identified and forecasted credit losses. Accounts are written off when they are deemed to be no longer collectible.
During the years ended December 31, 2023, 2022, and 2021, the Pastoria Energy Facility, L.L.C., or PEF power plant lease generated approximately 11%, 6%, and 8% of total revenues, respectively. The Company had no other customers accounting for 5% or more of total revenues from operations.
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
Property and Equipment
Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis carried by the Company’s predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. The Company's property and equipment and their respective estimated useful lives are as follow:

($ in thousands)	Useful Life	December 31, 2023	December 31, 2022
Vineyards and orchards	20	$68,274	$66,016
Machinery, furniture fixtures and other equipment	3 - 10	21,668	20,895
Buildings and improvements	10 - 27.5	9,185	8,946
Land and land improvements	15	7,835	7,835
Development in process		5,079	4,942
		$112,041	$108,634
Less: accumulated depreciation		(58,056)	(55,654)
		$53,985	$52,980

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
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of the Company's almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments had no impact on pistachio revenues in 2023, while increased pistachio revenues by $873,000 in 2022, and $365,000 in 2021. There were no pricing adjustments associated with the Company's almonds.
The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2023, 2022, and 2021, no such withholding was mandated.
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
As of December 31, 2023, management of the Company believes that none of its long-lived assets were impaired.
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

Rental Income
Rental income from leases is recognized on a straight-line basis over the respective lease terms. The Company classifies amounts currently recognized as income, and amounts expected to be received in later years, as deferred rent in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Amounts received currently, but recognized as income in future years, are classified in accrued liabilities and other, and deferred income in the accompanying consolidated balance sheets. The Company commences recognition of rental income at the date the property is ready for its intended use, and the client tenant takes possession of, or controls the physical use of, the property.
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
Environmental Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2023 and 2022.
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
New Accounting Pronouncements Effective in Future Periods
Business Combinations - Joint Venture Formations
In August 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-05, "Business Combinations - Joint Venture Formations." This ASU addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The pronouncement requires a joint venture to initially measure contributions at fair value upon formation, which is more relevant than the carrying amounts of the contributed net assets and would reduce equity method basis differences. The ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. This pronouncement is not expected to have a material effect on our consolidated financial statements.
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting - Improvements to Reportable Segment Disclosures". This ASU requires quarterly disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. This ASU will be effective for the Company's annual report on Form 10-K beginning with the year ended December 31, 2024, and for subsequent quarterly and annual reports. The Company is currently in the process of evaluating the impact of this ASU on Company's consolidated financial statements and footnote disclosures.
Income taxes
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic740) - Improvements to Income Tax Disclosures". This ASU requires public business entities to disclose a tabular rate reconciliation of both percentages and reporting currency amounts on an annual basis. The ASU also requires disclosure of information on amount of income taxes paid disaggregated by federal, state and foreign taxes. This ASU is effective for annual periods beginning after December 15, 2024. The pronouncement is not expected to have a material effect on our consolidated financial statements.

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

	Twelve Months Ended December 31,
	2023	2022	2021
Weighted average number of shares outstanding:
Common stock	26,706,824	26,478,171	26,343,352
Common stock equivalents: stock options, grants	—	174,748	70,662
Diluted shares outstanding	26,706,824	26,652,919	26,414,014
For the twelve-months ended December 31, 2023, 5,351 shares of restricted stock were excluded from the calculation of dilutive net income per share as the shares were antidilutive.
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

($ in thousands)		2023		2022
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$174	$174	$—	$—
with unrecognized gains		385	385	—	—
Total Certificates of deposit	Level 1	559	559	—	—
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		13,797	13,787	13,916	13,832
with unrecognized losses for more than 12 months		—	—	500	499
with unrecognized gains		2,374	2,374	1,250	1,251
Total U.S. Treasury and agency notes	Level 2	16,171	16,161	15,666	15,582
Corporate notes
with unrecognized losses for less than 12 months		15,598	15,587	17,236	17,112
with unrecognized losses for more than 12 months		—	—	251	250
with unrecognized gains		249	249	499	500
Total Corporate notes	Level 2	15,847	15,836	17,986	17,862

		$32,577	$32,556	$33,652	$33,444

The Company uses an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At December 31, 2023 the Company has not recorded any credit losses.

At December 31, 2023, the fair market value of investment securities was $21,000 below the cost basis of securities. The Company’s gross unrealized holding losses equal $21,000. As of December 31, 2023, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflects a decrease in the market value of available-for-sale securities of $187,000, which includes estimated taxes of $52,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326-30-50-3A. The accrued interest receivables balance totaled $279,000 as of December 31, 2023, and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at December 31, 2023 were caused by relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. As of December 31, 2023, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of December 31, 2023.
Corporate notes
The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of December 31, 2023, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of December 31, 2023.
The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

December 31, 2023	2024	Total
Certificates of deposit	$560	$560
U.S. Treasury and agency notes	$16,212	$16,212
Corporate notes	15,880	15,880
	$32,652	$32,652

December 31, 2022	2023	2024	Total
U.S. Treasury and agency notes	15,225	500	15,725
Corporate notes	17,470	500	17,970
	$32,695	$1,000	$33,695
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     INVENTORIES
Inventories consisted of the following at December 31:

($ in thousands)	2023	2022
Farming inventories	$3,265	$3,078
Other	228	291
	$3,493	$3,369
Farming inventories consist of costs incurred during the current year related to next year’s crop along with unsold current year crop and farming chemicals.

5.     REAL ESTATE
Real estate consisted of the following as of December 31:

($ in thousands)	2023	2022
Real estate development
Mountain Village	$155,168	$153,156
Centennial	119,788	115,221
Grapevine	40,716	39,273
Tejon Ranch Commerce Center	21,585	13,643
Real estate development	337,257	321,293

Real estate and improvements - held for lease, net
Tejon Ranch Commerce Center	20,606	20,590
Real estate and improvements - held for lease, net	20,606	20,590
Less accumulated depreciation	(3,997)	(3,650)
Real estate and improvements - held for lease, net	$16,609	$16,940
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
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2023 was $928 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the consumer price index or 3%.
The water purchased above will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as just described.
Water revenues and cost of sales were as follows as of December 31:

($ in thousands)	2023	2022	2021

Acre-Feet Sold	5,145	10,400	13,651

Revenues	$8,033	$14,658	$15,523
Cost of sales	5,220	9,549	10,669
Profit	$2,813	$5,109	$4,854
Costs assigned to water assets held for future use were as follows ($ in thousands):

	December 31, 2023	December 31, 2022
Banked water and water for future delivery	$31,002	$23,855
Transferable water	756	1,455
Total water held for future use at cost	$31,758	$25,310

Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	December 31, 2023		December 31, 2022
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(6,272)	$11,581	$(5,790)
Nickel water rights	18,740	(6,532)	18,740	(5,890)
Tulare Lake Basin water rights	6,479	(3,624)	6,479	(3,386)
	$36,800	$(16,428)	$36,800	$(15,066)
Net cost of purchased water contracts	20,372		21,735
Total cost water held for future use	31,758		25,310
Net investments in water assets	$52,130		$47,045
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

(in acre feet, unaudited)	December 31, 2023	December 31, 2022
Water held for future use
TCWD - Banked water owned by the Company	65,005	52,554
Company water bank	54,728	50,349
Transferable water	1,000	2,548
Recharged project water	6,590	—
Total water held for future use	127,323	105,451
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	158,756	136,884

Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with PEF in 2015. PEF is the current lessee under the power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from Ranchcorp up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term by three additional five-year periods. PEF is under no obligation to purchase water from Ranchcorp in any year, but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2023 was $1,261 per acre-foot of annual water, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.

7.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following as of December 31:

($ in thousands)	2023	2022
Accrued vacation	$657	$735
Accrued paid personal leave	309	348
Accrued bonus	1,962	2,280
Other	286	239
	$3,214	$3,602

8.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following as of December 31:

($ in thousands)	2023	2022
Revolving line-of-credit	$47,942	$—
Notes payable	—	50,154
Total short-term and long-term debt	47,942	50,154
Less: current maturities of long-term debt and deferred loan costs[1]	—	(1,993)
Long-term debt, less current portion	$47,942	$48,161
[1]The deferred loan costs for revolving line-of-credit as of December 31, 2023 were recorded under the caption Other Assets on the Consolidated Balance Sheets.
On November 17, 2023, the Company entered into a Credit Agreement with AgWest Farm Credit, PCA and certain other lenders. The Revolving Credit Facility provides TRC an RCL in the amount of $160,000,000. The RCL requires interest only payments and has a maturity date of January 1, 2029. As of December 31, 2023, the outstanding balance under the RCL was $47,942,000, and the interest rate was one-month term SOFR plus a margin of 2.25%.
Funds from the RCL were used to pay off and close out the existing Bank of America, N.A. Term Note and Revolving Line of Credit Note. The amount of this pay off was $47,078,564 plus accrued interest and fees on the Bank of America Term Note. The Company evaluated the debt exchange under Accounting Standards Codification (ASC) 470 and determined that the exchange should be treated as a debt extinguishment.
On June 30, 2022, the Company entered into a variable rate term note and an RLC with Bank of America, N.A, or collectively the New Credit Facility. The Term Loan provided a principal amount of $49,080,000 and a maturity date of June 30, 2032, which was used to pay off the existing Wells Fargo Term Note. The Company evaluated the debt exchange under ASC 470 and determined that the exchange should be treated as a debt extinguishment. The amount available of the RLC under the New Credit Facility was $40,607,000.
The Term Note had a $48,462,000 balance as of December 31, 2022. The interest rate per annum applicable to the Term Loan was the daily Secured Overnight Financing Rate, or SOFR, plus a margin of 1.55 percentage points. The interest rate for the term of the Term Note was fixed through the use of an interest rate swap at a rate of 4.62%. The Term Note requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due June 28, 2032. The Credit Facility was secured by the Company's farmland and farm assets, which, include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The following table summarizes debt maturities, outstanding indebtedness, and respective principal maturities as of December 31, 2023:

($ in thousands)	Stated Rate	Effective Rate	Maturity	2024	2025	2026	2027	2028	Thereafter	Total
Revolving line-of-credit [1]	S+2.25%	7.59%	1/1/2029	—	—	—	—	—	47,942	47,942
				$—	$—	$—	$—	$—	$47,942	$47,942

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%, and the rate was 7.59% as of December 31, 2023.

9.     OTHER LIABILITIES
Other liabilities consist of the following as of December 31:

($ in thousands)	2023	2022
Pension liability (See Note 15)[1]	$—	$38
Supplemental executive retirement plan liability (See Note 15)	6,124	6,186
Excess joint venture distributions and other (See Note 17)	9,083	4,156
	$15,207	$10,380
[1]The Company's defined benefit retirement plan had an asset balance of $295,000 as of December 31, 2023 and was recorded under the caption Other Assets on the Consolidated Balance Sheets.
10.     INTEREST RATE SWAP

On June 30, 2022, the Company entered into a term loan agreement with Bank of America, N.A. On the same day, the Company entered into an interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to SOFR. The interest rate swap qualified as an effective cash flow hedge under the guidance of ASC 815. On December 31, 2022, the fair value of the interest rate swap agreement was greater than its cost basis and as such is recorded within Other Assets on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of ($ in thousands):

December 31, 2022
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
June 30, 2022	June 28, 2032	Level 2	4.62%	$1,430	$48,462

On October 23, 2023, the Company terminated the interest rate swap agreement with Bank of America, N.A., and received a $3,715,000 cash termination fee from Bank of America, N.A. As of December 31, 2023, the Company had no outstanding interest rate swap agreements.
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
The following is a summary of the Company's performance share grants with performance conditions as of the year ended December 31, 2023:

Performance Share Grants with Performance Conditions
Target performance	191,849
Maximum performance	265,234

The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the following twelve-month periods ended:

	December 31, 2023	December 31, 2022	December 31, 2021
Stock Grants Outstanding Beginning of the Year at Target Achievement	234,899	683,645	840,307
New Stock Grants/Additional shares due to achievement in excess of target	321,026	180,034	63,622
Vested Grants	(260,070)	(384,112)	(196,328)
Expired/Forfeited Grants	(47,087)	(244,668)	(23,956)
Stock Grants Outstanding End of Period at Target Achievement	248,768	234,899	683,645

The following is a summary of the assumptions used to determine the fair value of the Company's market-based Performance Condition Grants outstanding for the year ended December 31, 2023:

($ in thousands except for share prices)
Grant date	12/11/2020	03/18/2021	12/16/2021	03/17/2022	12/14/2022	06/16/2023	06/16/2023
Vesting end	12/31/2023	03/18/2024	12/16/2024	03/17/2025	12/14/2025	12/31/2023	12/31/2025
Share price at target achievement	$17.07	$20.02	$21.58	$20.43	$21.99	$19.24	$20.72

Expected volatility	29.25%	30.30%	31.29%	31.54%	32.14%	27.09%	26.58%
Risk-free interest rate	0.19%	0.33%	0.92%	2.13%	3.84%	5.2%	4.38%

Simulated Monte Carlo share price	$15.59	$18.82	$21.48	$21.75	$26.00	$13.18	$20.24
Shares granted	3,628	10,905	3,536	13,338	4,613	33,035	28,545
Total fair value of award	$57	$205	$76	$290	$120	$435	$578
The unamortized cost associated with unvested stock grants and the weighted-average period over which it is expected to be recognized as of December 31, 2023 was $2,864,000 and 23 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant and is expensed over the performance period if it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum, the Company determines, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, the Company determines the number of awards probable of vesting and expenses the grant date fair value of such awards over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company adjusts compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director, during the years presented, received his or her annual compensation in stock.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

Employee 1998 Plan ($ in thousands):	December 31, 2023	December 31, 2022	December 31, 2021
Expensed	$2,731	$2,281	$3,742
Capitalized	482	335	460
	3,213	2,616	4,202
NDSI Plan	521	596	529
	$3,734	$3,212	$4,731

12.     INCOME TAXES
The Company accounts for income taxes using ASC 740, “Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision for income taxes consists of the following at December 31:

($ in thousands)	2023	2022	2021
Total provision (benefit):	$2,323	$7,393	$3,821
Federal:
Current	1,371	3,330	1,960
Deferred	353	1,718	620
	1,724	5,048	2,580
State:
Current	584	2,044	937
Deferred	15	301	304
	599	2,345	1,241
	$2,323	$7,393	$3,821

In 2023, the Company’s effective tax rate varies from the statutory federal rate primarily due to permanent differences related to Section 162(m) limitations, state taxes and excess stock compensation expense. The Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts and Jobs Act, which first impacted the Company in 2020. A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate of 21% in 2023, 2022 and 2021, is as follows for the years ended December 31:

($ in thousands)	2023	2022	2021
Income tax at statutory rate	$1,195	$4,869	$1,924
State income taxes, net of Federal benefit	578	1,851	802
Excess stock compensation (benefit) expense	(501)	(147)	34
Non-deductible compensation	1,302	1,008	539
Oil and mineral depletion	(130)	(147)	(108)
Permanent differences	9	10	26
Stock compensation true-up	—	—	641
Other	(130)	(51)	(37)
Provision for income taxes	$2,323	$7,393	$3,821
Effective tax rate	41.6%	31.9%	41.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

($ in thousands)	2023	2022
Deferred income tax assets:
Accrued expenses	$293	$333
Deferred revenues	563	447
Capitalization of costs	1,218	1,280
Pension adjustment	1,921	1,940
Stock grant expense	1,048	1,364
State deferred taxes	355	555
Book deferred gains	2,127	2,127
Joint venture allocations	552	566
Provision for additional capitalized costs	699	699
Interest rate swap	1,444	335
Other	81	136
Total deferred income tax assets	$10,301	$9,782
Deferred income tax liabilities:
Deferred gains	$1,753	$1,753
Depreciation	4,766	4,492
Cost of sales allocations	872	872
Joint venture allocations	7,272	6,900
Capitalized stock compensation	1,202	1,058
Straight line rent	296	348
Prepaid expenses	369	318
State deferred taxes	96	96
Interest rate swap	1,444	762
Other	500	363
Total deferred income tax liabilities	$18,570	$16,962
Net deferred income tax (liability)	$(8,269)	$(7,180)
Allowance for deferred tax assets	—	—
Net deferred taxes	$(8,269)	$(7,180)
Due to the nature of the Company's deferred tax assets, the Company believes they will be used through operations in future years and a valuation allowance is not necessary.
The Company made $2,564,000 in estimated tax payments in 2023 and $8,237,000 in 2022. The Company received tax refunds of $0 and $1,410,000 in 2023 and 2022, respectively.
The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. As a result of this evaluation, the Company determined there were no uncertain tax positions that required recognition and measurement for the years ended December 31, 2023 and 2022 within the scope of ASC 740, "Income Taxes." Tax years from 2020 to 2022 and 2019 to 2022 remain available for examination by the Federal and California State taxing authorities, respectively.

13.     LEASES
The Company is a lessor of certain property pursuant to various lease agreements having terms ranging up to 30 years. The Company generates rental income from right to use assets. The following is a summary of income from commercial rents included in commercial/industrial real estate revenues as of December 31:

($ in thousands)	2023	2022	2021
Base rent	$7,419	$6,893	$6,672
Percentage rent	$1,080	$918	$705
Future minimum rental income on commercial, communication and right-of-way non-cancelable leases as of December 31, 2023 ($ in thousands):

2024	2025	2026	2027	2028	Thereafter
$7,193	$6,477	$5,874	$5,645	$5,297	$5,966
14.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $13,107,000 is expected to be paid in 2024. For 2023, the Company has paid $10,704,000 for this water. These estimated water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. The Company's contractual obligation for future water payments was $287,986,000 as of December 31, 2023.
Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be determined until the future payment dates. As of December 31, 2023, the Company believes the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.
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
In connection with the sale of the bonds, there is a standby letter of credit for $3,358,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for two years and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $67,000.

As a landowner in each CFD, the Company is obligated to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of December 31, 2023 there were no additional improvement funds remaining from West CFD bonds. There are $9,763,557 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal 2023, the Company paid approximately $2,775,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation on December 31, 2023.
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
On April 5, 2021, the Court issued its decision denying the petition for writ of mandate by CBD/CNPS and granting the petition for writ of mandate filed by Climate Resolve. In granting Climate Resolve’s petition, the Court found three specific areas where the EIR for the project was lacking. The Court ruled that California’s Cap-and-Trade Program cannot be used as a compliance pathway for mitigating GHG impacts for the project and therefore further ruled that additional analysis will be required related to all feasible mitigation of GHG impacts. The Court also found that the EIR must provide additional analysis and explanation of how wildland fire risk on lands outside of the project site, posed by on-site ignition sources, is mitigated to less than significant. On April 19, 2021, CBD filed a motion for reconsideration with the Court on the denial of their petition for writ of mandate to be granted prevailing party status in the Climate Resolve Action (“Motion for Reconsideration”). The hearing on the Motion for Reconsideration, originally scheduled for August 13, 2021 was rescheduled to December 1, 2021 and further rescheduled as noted below.
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
The outcome of these other proceedings is not predictable. However, based on current circumstances, the Company believes that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows either individually or in the aggregate.
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

The following table sets forth changes in the plan's net benefit obligation and accumulated benefit information as of December 31:

($ in thousands)	2023	2022
Change in benefit obligation - Pension
Benefit obligation at beginning of year	$8,487	$11,310
Interest cost	416	312
Actuarial (gain)/loss assumption changes	168	(2,780)
Benefits paid	(303)	(355)
Benefit obligation and accumulated benefit obligation at end of year	$8,768	$8,487
Change in Plan Assets
Fair value of plan assets at beginning of year	$8,449	$11,125
Actual return on plan assets	752	(2,486)
Employer contribution	165	165
Benefits/expenses paid	(303)	(355)
Fair value of plan assets at end of year	$9,063	$8,449
Funded status - asset (liability)	$295	$(38)

Amounts recorded in equity
Net actuarial loss	$2,355	$2,588
Total amount recorded	$2,355	$2,588
Amount recorded, net of taxes	$1,696	$1,864
Other changes in plan assets and benefit obligations recognized in other comprehensive income include the following as of December 31:

($ in thousands)	2023	2022
Net (gain) loss	$(166)	$259
Recognition of net actuarial loss	(67)	(47)
Total changes	(233)	212
Changes, net of taxes	$(168)	$154
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year:

Expected return on plan assets	$448
Interest cost	(416)
Amortization of net gain/(loss)	(57)
Net periodic pension benefit/(cost)	$(25)
At December 31, 2023, the Company had a long-term pension asset. At December 31, 2022, the Company had a long-term pension liability. For 2024, the Company is estimating that contributions to the pension plan will be approximately $165,000.
Based on actuarial estimates, it is expected that annual benefit payments from the pension trust will be as follows:

2024	2025	2026	2027	2028	Thereafter
$374	$472	$503	$501	$495	$2,851

The Benefit Plan’s current investment policy has an investment strategy in which the primary focus is to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g. stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Plan's Funded Status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as funded status improves. At December 31, 2023, the investment mix was approximately 99% debt and 1% money market funds. At December 31, 2022, the investment mix was approximately 21% equity, 78% debt and 1% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 4.85% in 2023 and 5.00% in 2022. The expected long-term rate of return on plan assets is 5.00% in 2023 and 5.00% in 2022. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	2023	2022
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$91	$113
Collective Funds	Level 2	8,972	8,336
Fair value of plan assets		$9,063	$8,449
Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2023	2022	2021
Cost components:
Interest cost	$(416)	$(312)	$(291)
Expected return on plan assets	418	553	752
Net amortization and deferral	(67)	(47)	(74)
Total net periodic pension earnings/(cost)	$(65)	$194	$387
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
The following SERP benefit information is as of December 31:

($ in thousands)	2023	2022
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$6,186	$7,847
Interest cost	290	182
Actuarial gain/assumption changes	168	(1,315)
Benefits paid	(520)	(528)
Benefit obligation and accumulated benefit obligation at end of year	6,124	6,186
Funded status - liability	$(6,124)	$(6,186)

($ in thousands)	2023	2022
Amounts recorded in stockholders’ equity
Net actuarial loss	$1,390	$1,263
Total amount recorded	$1,390	$1,263
Amount recorded, net of taxes	$1,001	$910
Other changes in benefit obligations recognized in other comprehensive income for 2023 and 2022 included the following components:

($ in thousands)	2023	2022
Net loss (gain)	$167	$(1,315)
Recognition of net actuarial loss	(40)	(115)
Total changes	$127	$(1,430)
Changes, net of taxes	$91	$(1,029)
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Interest cost	$(276)
Amortization of net gain	(54)
Net periodic pension earnings/(cost)	$(330)
Based on actuarial estimates, it is expected that annual SERP benefit payments will be as follows ($ in thousands):

2024	2025	2026	2027	2028	Thereafter
$498	$573	$565	$555	$544	$2,500
The weighted-average discount rate used in determining the actuarial present value of projected benefits obligation was 4.70% for 2023 and 4.90% for 2022. Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2023	2022	2021
Cost components:
Interest cost	$(291)	$(182)	$(163)
Net amortization and other	(40)	(114)	(125)
Total net periodic pension cost	$(331)	$(296)	$(288)

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
Information pertaining to operating results of the Company's reporting segments are as follows for each of the years ended December 31:

($ in thousands)	2023	2022	2021
Revenues
Real estate—commercial/industrial	$11,758	$40,515	$19,476
Mineral resources	14,524	21,595	20,987
Farming	13,950	13,001	11,039
Ranch operations	4,507	4,106	4,111
Segment revenues	44,739	79,217	55,613
Equity in unconsolidated joint ventures, net	6,868	7,752	9,202
Investment income	2,557	634	57
Total revenues and other income	54,164	87,603	64,872
Segment Profits (Losses)
Real estate—commercial/industrial	3,705	24,159	7,523
Real estate—resort/residential	(1,528)	(1,629)	(1,723)
Mineral resources	5,839	8,626	7,428
Farming	(1,307)	(6,810)	(3,077)
Ranch operations	(536)	(918)	(568)
Segment profits (1)	6,173	23,428	9,583
Equity in earnings of unconsolidated joint ventures, net	6,868	7,752	9,202
Investment income	2,557	634	57
Other (expense) income	(138)	1,088	164
Corporate expenses	(9,872)	(9,699)	(9,843)
Income from operations before income taxes	$5,588	$23,203	$9,163

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
In 2023, the Company did not have any land sales.
In 2022, this operating segment had the following land sales:
•The first sale comprised of a 27.88-acre land parcel contributed with a fair value of $8,501,000 to TRC-MRC 5, LLC. The Company recognized revenues of $5,489,000 and deferred profit of $3,012,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.
•58.0 acres of industrial land located at TRCC East to Nestlé for $22,000,000. The Company recognized land sales revenue of $19,627,000 and deferred revenues of $2,373,000 attributable to a performance obligation within the contract after applying the five-step revenue recognition model in accordance with ASC Topic 606 - Revenue From Contracts With Customers.
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
The following table summarizes revenues, expenses and operating income from this segment for each of the years ended December 31:

($ in thousands)	2023	2022	2021
Commercial revenues	$11,758	$40,515	$19,476
Equity in earnings of unconsolidated joint ventures	6,868	7,752	9,202
Commercial revenues and equity in earnings of unconsolidated joint ventures	$18,626	$48,267	$28,678
Commercial expenses	8,053	16,356	11,953
Operating results from commercial and unconsolidated joint ventures	$10,573	$31,911	$16,725

Real Estate - Resort/Residential
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. The segment produced losses of $1,528,000, $1,629,000, and $1,723,000 during the years ended December 31, 2023, 2022, and 2021, respectively.
Mineral Resources
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from the Company's land along with revenue from water sales. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2023	2022	2021
Mineral resources revenues	$14,524	$21,595	$20,987
Mineral resources expenses	8,685	12,969	13,559
Operating results from mineral resources	$5,839	$8,626	$7,428
Farming
The farming segment produces revenues from the sale of wine grapes, almonds, pistachios and hay. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2023	2022	2021
Farming revenues	$13,950	$13,001	$11,039
Farming expenses	15,257	19,811	14,116
Operating results from farming	$(1,307)	$(6,810)	$(3,077)

Ranch Operations
Ranch operations consists of game management revenues and ancillary land uses, such as grazing leases and filming. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2023	2022	2021
Ranch operations revenues	$4,507	$4,106	$4,111
Ranch operations expenses	5,043	5,024	4,679
Operating results from ranch operations	$(536)	$(918)	$(568)

Information pertaining to assets of the Company’s reporting segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2023
Real estate - commercial/industrial	$73,105	$468	$7,815
Real estate - resort/residential	321,216	42	7,888
Mineral resources	52,068	1,374	—
Farming	52,094	2,097	4,870
Ranch operations	2,072	390	464
Corporate	76,968	435	291
Total	$577,523	$4,806	$21,328
2022
Real estate - commercial/industrial	$74,292	$455	$8,933
Real estate - resort/residential	312,956	30	7,253
Mineral resources	48,780	1,366	—
Farming	45,814	1,937	5,915
Ranch operations	1,945	439	305
Corporate	83,004	401	196
Total	$566,791	$4,628	$22,602
2021
Real estate - commercial/industrial	$82,397	$463	$4,906
Real estate - resort/residential	305,818	31	8,064
Mineral resources	52,440	1,368	—
Farming	47,160	1,789	7,416
Ranch operations	2,079	455	306
Corporate	56,142	488	187
Total	$546,036	$4,594	$20,879
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
17.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting, unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2023 was $33,648,000. The equity in the income of the unconsolidated joint ventures was $6,868,000 for the twelve months ended December 31, 2023. The unconsolidated joint ventures have not been consolidated as of December 31, 2023, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments, as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components, such as fuel inventory and pricing at the facility. At December 31, 2023, the Company had an equity investment balance of $19,370,000 in this joint venture.

•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form five active 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. The Company and Majestic guarantee the performance of all outstanding debt. At December 31, 2023, the Company's investment in these joint ventures was $4,335,000.
◦On March 29, 2022, TRC-MRC 5 LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction was financed by a $49,226,000 construction loan that had an outstanding balance of $35,138,000 as of December 31, 2023. The construction loan is individually and collectively guaranteed by the Company and Majestic. In December 2022, the Company contributed land with a fair value of $8,501,000 to TRC-MRC5, LLC. The total cost of the land was $2,477,000. The Company recognized profit of $3,012,000 and deferred profit of $3,012,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 - Revenue From Contracts With Customers and ASC Topic 323, Investments - Equity Method and Joint Ventures. The construction of the building was completed in the fourth quarter of 2023. The joint venture has leased 100% of the rentable space.
◦On March 25, 2021, TRC-MRC 4 LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction of the building was completed in 2022, and the joint venture has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $61,776,000 as of December 31, 2023. In June 2021, the Company contributed land with a fair value of $8,464,000 to TRC-MRC 4, LLC. The total cost of the land was $2,895,000. The Company recognized profit of $2,785,000 and deferred profit of $2,785,000. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $6,082,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
◦In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building on the Company's property at TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note, with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $33,627,000 as of December 31, 2023. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $141,000 as of December 31, 2023.
◦In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a promissory note. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028, and has an outstanding principal balance of $21,939,000 as of December 31, 2023. Since inception, the Company has received excess distributions resulting in a deficit balance of $1,562,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company will continue to record its equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on the consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will recognize any balance classified as a liability as income.

◦In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction in 2017. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance of $1,431,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company will continue to record its equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on the consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will recognize any balance classified as a liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original principal balance of the mortgage loan was $25,030,000, of which $22,144,000 was outstanding at December 31, 2023.
•TRCC/Rock Outlet Center LLC – This joint venture was formed in 2013 with Rockefeller Group Development Corporation, or Rockefeller. to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. At December 31, 2023, the Company’s equity investment balance in this joint venture was $9,943,000. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control by voting interest alone. The Company is the named managing member. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On August 16, 2023, the TRCC/Rock Outlet Center LLC joint venture successfully extended the maturity date of its term note with a financial institution to June 30, 2025. In connection with the loan extension, the joint venture also reduced the outstanding amount by $6,000,000. As of December 31, 2023, the outstanding balance of the term note was $20,850,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – CFL is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. At December 31, 2023, the Company owned 93.46% of CFL.
The Company’s investment balance in each of its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The variance represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of those assets.

Condensed balance sheet information and statement of operations of the Company’s unconsolidated joint ventures are as follows:
Balance Sheet Information as of December 31:

	Joint Venture						TRC
	Assets		Borrowings		Equity (Deficit)		Investment In
	2023	2022	2023	2022	2023	2022	2023	2022
Petro Travel Plaza Holdings LLC	$72,633	$84,225	$(12,556)	$(13,318)	$52,950	$63,069	$19,370	$25,441
TRCC/Rock Outlet Center, LLC	58,040	59,196	(20,850)	(27,707)	35,535	30,684	9,943	7,279
TRC-MRC 1, LLC	25,224	24,085	(22,144)	(22,787)	1,684	1,042	—	—
TRC-MRC 2, LLC	18,882	18,398	(21,939)	(22,612)	(2,597)	(3,939)	—	—
TRC-MRC 3, LLC	35,467	36,608	(33,627)	(34,494)	2,087	2,690	141	386
TRC-MRC 4, LLC	49,964	50,497	(61,776)	(40,130)	(12,192)	8,974	—	4,485
TRC-MRC 5, LLC	49,687	8,602	(35,138)	—	8,390	—	4,194	4,300
Total	$309,897	$281,611	$(208,030)	$(161,048)	$85,857	$102,520	$33,648	$41,891

Centennial Founders, LLC	$104,979	$102,984	$—	$—	$104,753	$102,689	Consolidated
Condensed Statement of Operations Information as of December 31:

	Joint Venture						TRC
	Revenues			Earnings (Loss)			Equity in Earnings (Loss)
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Petro Travel Plaza Holdings LLC	$162,614	$182,335	$137,090	$10,481	$14,210	$8,262	$6,288	$8,526	$4,957
18-19 West, LLC	—	—	15,472	—	(63)	10,411	—	(31)	5,206
TRCC/Rock Outlet Center, LLC[1]	6,391	6,065	5,642	(3,571)	(3,139)	(2,885)	(1,786)	(1,569)	(1,443)
TRC-MRC 1, LLC	4,346	3,269	3,237	1,192	43	(15)	596	21	(7)
TRC-MRC 2, LLC	5,860	4,085	4,024	2,772	1,384	1,268	1,386	692	634
TRC-MRC 3 LLC	4,323	4,125	3,729	645	594	(288)	323	297	(144)
TRC-MRC 4, LLC	7,281	595	—	332	(367)	(1)	166	(184)	(1)
TRC-MRC 5, LLC	—	—	—	(210)	—	—	(105)	—	—
	$190,815	$200,474	$169,194	$11,641	$12,662	$16,752	$6,868	$7,752	$9,202

Centennial Founders, LLC	$267	$594	$409	$(6)	$28	$(80)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.3 million, $1.2 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer is one of nine directors at WRMWSD. As of December 31, 2023 and December 31, 2022, the Company paid $4,492,000 and $5,992,000 for these water contracts and related costs, respectively.