Form 10-Q
period 2024-03-31
TEJON RANCH CO
filed 2024-05-07
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on April 30, 2024 was 26,797,440.

TEJON RANCH CO. AND SUBSIDIARIES

Glossary

The following initialisms or acronyms may be used in this document and shall be defined as set forth below:

AKIP	Advance Kern Incentive Program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVEK	Antelope Valley East Kern Water Agency
CFL	Centennial Founders, LLC
CBD	Center for Biological Diversity
CEQA	California Environmental Quality Act
CFD	Community Facilities District
CNPS	California Native Plant Society
EBITDA	Earnings Before Interest Taxes Depreciation and Amortization
EIR	Environmental Impact Report
FTZ	Foreign Trade Zone
GAAP	Generally Accepted Accounting Principles
GHG	Green House Gas
MV	Mountain Village at Tejon Ranch
NOI	Net Operating Income
PEF	Pastoria Energy Facility, LLC
RCL	Revolving Credit Line
RWA	Tejon Ranch Conservation and Land Use Agreement
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SWP	State Water Project
TCWD	Tejon-Castac Water District
TRCC	Tejon Ranch Commerce Center
TRPFFA	Tejon Ranch Public Facilities Financing Authority
WRMWSD	Wheeler Ridge Maricopa Water Storage District

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,552	$31,907
Marketable securities - available-for-sale	25,119	32,556
Accounts receivable	3,694	8,352
Inventories	5,821	3,493
Prepaid expenses and other current assets	4,477	3,502
Total current assets	74,663	79,810
Real estate and improvements - held for lease, net	16,559	16,609
Real estate development (includes $121,133 at March 31, 2024 and $119,788 at December 31, 2023, attributable to CFL, Note 14)	342,198	337,257
Property and equipment, net	55,172	53,985
Investments in unconsolidated joint ventures	30,075	33,648
Net investment in water assets	58,023	52,130
Other assets	4,941	4,084
TOTAL ASSETS	$581,631	$577,523

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$9,752	$6,457
Accrued liabilities and other	3,186	3,214
Deferred income	2,421	1,891
Total current liabilities	15,359	11,562
Revolving line of credit	47,942	47,942
Long-term deferred gains	11,447	11,447
Deferred tax liability	8,267	8,269
Other liabilities	15,894	15,207
Total liabilities	98,909	94,427
Commitments and contingencies (Note 11)
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,797,440 at March 31, 2024 and 26,770,545 at December 31, 2023	13,400	13,386
Additional paid-in capital	346,141	345,609
Accumulated other comprehensive loss	(177)	(171)
Retained earnings	107,994	108,908
Total Tejon Ranch Co. Stockholders’ Equity	467,358	467,732
Non-controlling interest	15,364	15,364
Total equity	482,722	483,096
TOTAL LIABILITIES AND EQUITY	$581,631	$577,523
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Real estate - commercial/industrial	$2,945	$2,676
Mineral resources	2,489	6,912
Farming	865	1,185
Ranch operations	1,107	1,492
Total revenues	7,406	12,265
Costs and Expenses:
Real estate - commercial/industrial	1,927	1,695
Real estate - resort/residential	1,561	388
Mineral resources	2,116	4,066
Farming	2,067	2,013
Ranch operations	1,227	1,330
Corporate expenses	2,492	2,287
Total expenses	11,390	11,779
Operating (loss) income	(3,984)	486
Other Income (Loss):
Investment income	685	456
Other (loss) income, net	(70)	334
Total other income	615	790
(Loss) income from operations before equity in earnings of unconsolidated joint ventures and income tax	(3,369)	1,276
Equity in earnings of unconsolidated joint ventures, net	1,513	1,517
(Loss) income before income tax expense	(1,856)	2,793
Income tax (benefit) expense	(942)	1,013
Net (loss) income	(914)	1,780
Net income attributable to non-controlling interest	—	6
Net (loss) income attributable to common stockholders	$(914)	$1,774
Net (loss) income per share attributable to common stockholders, basic	$(0.03)	$0.07
Net (loss) income per share attributable to common stockholders, diluted	$(0.03)	$0.07

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(914)	$1,780
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(8)	104
Unrealized loss on interest rate swap	—	(800)
Other comprehensive loss before taxes	(8)	(696)
Income tax benefit related to other comprehensive income items	2	195
Other comprehensive loss	(6)	(501)
Comprehensive (loss) income	(920)	1,279
Comprehensive income attributable to non-controlling interests	—	6
Comprehensive (loss) income attributable to common stockholders	$(920)	$1,273
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net (loss) income	$(914)	$1,780
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,006	988
Amortization of discount of marketable securities	(196)	(74)
Equity in earnings of unconsolidated joint ventures, net	(1,513)	(1,517)
Non-cash retirement plan expense	89	67
Profit from water sales[1]	—	(490)
(Gain) loss on sale of property plant and equipment	(1)	59
Deferred income taxes	1	—
Stock compensation expense	513	621
Excess tax benefit from stock-based compensation	(1)	(105)
Distribution of earnings from unconsolidated joint ventures	320	2,051
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	934	(777)
Current liabilities	539	810
Net cash provided by operating activities	777	3,413
Investing Activities
Maturities and sales of marketable securities	46,239	27,193
Funds invested in marketable securities	(38,614)	(28,892)
Real estate and equipment expenditures	(8,112)	(5,037)
Reimbursement proceeds from Community Facilities District	3,309	—
Distribution of equity from unconsolidated joint ventures	5,500	10,644
Proceeds from water sales[1]	—	1,324
Investments in water assets	(5,248)	(4,355)
Net cash provided by investing activities	3,074	877
Financing Activities
Repayments of long-term debt	—	(436)
Taxes on vested stock grants	(206)	(2,594)
Net cash used in financing activities	(206)	(3,030)
Increase in cash and cash equivalents	3,645	1,260
Cash, cash equivalents, and restricted cash at beginning of period	32,407	39,619
Cash, cash equivalents, and restricted cash at end of period	$36,052	$40,879

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$35,552	$40,379
Restricted cash (Shown in prepaid expenses and other current assets)	500	500
Total cash, cash equivalents, and restricted cash	$36,052	$40,879

Supplemental cash flow information
Non-cash investing activities
Accrued capital expenditures included in current liabilities	$2,299	$753
Accrued long-term water assets included in current liabilities	$986	$962

1In determining the classification of cash inflows and outflows related to water asset activity, the Company’s practices are supported by ASC Topic 230-10-45-22, which provides that “Certain cash receipts and payments have aspects of more than one class of cash flows…. If so, the appropriate classification shall depend on the activity that is likely to be the predominant source of cash flows for the item.” Also, at the 2006 American Institute of Certified Public Accountants Conference on Current SEC and PCAOB Developments, the SEC staff discussed that an entity should be consistent in how it classifies cash outflows and inflows related to an asset’s purchase and sale and noted that when cash flow classification is unclear, registrants must use judgment and analysis that considers the nature of the activity and the predominant source of cash flow for these items.

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

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2023	26,770,545	$13,386	$345,609	$(171)	$108,908	$467,732	$15,364	$483,096
Net loss	—	—	—	—	(914)	(914)	—	(914)
Other comprehensive loss	—	—	—	(6)		(6)	—	(6)
Restricted stock issuance	45,350	23	(23)	—	—	—	—	—
Stock compensation	—	—	752	—	—	752	—	752
Shares withheld for taxes and tax benefit of vested shares	(18,455)	(9)	(197)	—	—	(206)	—	(206)
Balance, March 31, 2024	26,797,440	$13,400	$346,141	$(177)	$107,994	$467,358	$15,364	$482,722

Balance, December 31, 2022	26,541,553	$13,271	$345,344	$(2,028)	$105,643	$462,230	$15,364	$477,594
Net income	—	—	—	—	1,774	1,774	6	1,780
Other comprehensive loss	—	—	—	(501)		(501)	—	(501)
Restricted stock issuance	347,724	174	(175)	—	—	(1)	—	(1)
Stock compensation	—	—	774	—	—	774	—	774
Shares withheld for taxes and tax benefit of vested shares	(178,845)	(89)	(2,505)	—	—	(2,594)	—	(2,594)
Balance, March 31, 2023	26,710,432	$13,356	$343,438	$(2,529)	$107,417	$461,682	$15,370	$477,052

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
The periods ended March 31, 2024 and 2023 include the consolidation of CFL’s statements of operations within the resort/residential real estate development segment, statements of changes in equity, and statements of cash flows. The Company’s March 31, 2024 and December 31, 2023 balance sheets are presented on a consolidated basis, including the consolidation of CFL.
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
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Financial Instruments
Certain financial instruments are carried on the consolidated balance sheet at cost or amortized cost basis, which approximates fair value due to their short-term and highly liquid nature.  These instruments include cash and cash equivalents, restricted cash, time deposits, accounts receivable, security deposits held for customers, accounts payable, and other accrued liabilities. The fair value of the revolving line of credit also approximates its carrying value, as the interest rate is variable and approximates prevailing market interest rates for similar debt arrangements.
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relates to funds held in escrow. The Company had $500,000 of restricted cash as of March 31, 2024.
New Accounting Pronouncements and Climate Change Related Update by SEC Effective in Future Periods
Business Combinations - Joint Venture Formations
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
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting - Improvements to Reportable Segment Disclosures". This ASU requires quarterly disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. This ASU will be effective for the Company's annual report on Form 10-K beginning with the year ending December 31, 2024, and for subsequent quarterly and annual reports. The Company is currently in the process of evaluating the impact of this ASU on Company's consolidated financial statements and footnote disclosures.

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
Adoption of rules to enhance and standardize climate-related disclosures for Investors
On March 6, 2024, the SEC adopted final rules to require registrants to disclose certain climate-related information in registration statements and annual reports.
On April 4, 2024, the SEC issued an order staying the final rules pending completion of judicial review of the petitions challenging the final rules. The order does not amend the compliance dates contemplated by the final rules, which are applicable to the Company for fiscal years beginning with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2027. We are currently evaluating the impact of our pending adoption of these requirements on our financial statement disclosures.
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

	Three Months Ended March 31,
	2024		2023
Weighted-average number of shares outstanding:
Common stock	26,788,345		26,647,565
Common stock equivalents	—	1	1,783
Diluted shares outstanding	26,788,345		26,649,348
1. For the three months ended March 31, 2024, 69,348 shares of restricted stock were excluded from the calculation of dilutive net income per share as the shares were antidilutive.

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

($ in thousands)		March 31, 2024		December 31, 2023
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrealized losses for less than 12 months		$299	$299	$174	$174
with unrealized gains		110	110	385	385
Total Certificates of deposit	Level 1	409	409	559	559
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		11,775	11,756	13,797	13,787
with unrealized losses for more than 12 months		500	500	—	—
with unrealized gains		996	996	2,374	2,374
Total U.S. Treasury and agency notes	Level 2	13,271	13,252	16,171	16,161
Corporate notes
with unrealized losses for less than 12 months		11,468	11,458	15,598	15,587
with unrealized gains		—	—	249	249
Total Corporate notes	Level 2	11,468	11,458	15,847	15,836

		$25,148	$25,119	$32,577	$32,556
The Company uses an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At March 31, 2024, the Company has not recorded any credit losses.
As of March 31, 2024, the fair market value of investment securities was $29,000 below their cost basis. The Company’s gross unrealized holding gains equaled $0 and gross unrealized holding losses equaled $29,000. For the three-months ended March 31, 2024, the adjustment to accumulated other comprehensive loss reflected a decline in market value of $8,000, including estimated taxes of $2,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance per ASC Topic 326-30-50-3A. The accrued interest receivables balance totaled $179,000 as of March 31, 2024 and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at March 31, 2024 and December 31, 2023 were caused by relative changes in interest rates since the time of purchase and not changes in credit quality. The contractual cash flows for these securities are guaranteed by U.S. government agencies. As of March 31, 2024 and December 31, 2023, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of March 31, 2024 and December 31, 2023.

Corporate notes
The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of March 31, 2024 and December 31, 2023, the Company did not intend to sell these securities and it is not more-likely-than-not the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of March 31, 2024 and December 31, 2023.
The following tables summarize the maturities, at par, of marketable securities as of:

	March 31, 2024
($ in thousands)	2024	2025	Total
Certificates of deposit	$410	$—	$410
U.S. Treasury and agency notes	9,856	3,500	13,356
Corporate notes	11,500	—	11,500
	$21,766	$3,500	$25,266

	December 31, 2023
($ in thousands)	2024	Total
Certificates of deposit	$560	$560
U.S. Treasury and agency notes	16,212	$16,212
Corporate notes	15,880	15,880
	$32,652	$32,652
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of March 31, 2024.
4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	March 31, 2024	December 31, 2023
Real estate development
Mountain Village	$155,903	$155,168
Centennial	121,133	119,788
Grapevine	41,106	40,716
Tejon Ranch Commerce Center	24,056	21,585
Real estate development	$342,198	$337,257

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	$20,642	$20,606
Less accumulated depreciation	(4,083)	(3,997)
Real estate and improvements - held for lease, net	$16,559	$16,609

5.     LONG-TERM WATER ASSETS
Long-term water assets consist of water and water contracts held for future use or sale. The water is held at cost, which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. Water is currently held in a water bank on Company land in southern Kern County and by TCWD in Kern County Water Banks.
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
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2024 is $957 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the Consumer Price Index or 3%.
The water purchased above will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third-party users on an annual basis until this water is fully allocated to Company uses, as just described.
Water revenues and cost of sales were as follows for the three months ended ($ in thousands):

	March 31, 2024	March 31, 2023
Acre-Feet Sold	1,050	3,050

Revenues	$1,363	$5,099
Cost of sales	1,160	2,976
Profit	$203	$2,123

Costs assigned to water assets held for future use were as follows ($ in thousands):

	March 31, 2024	December 31, 2023
Banked water and water for future delivery	$31,002	$31,002
Transferable water	6,990	756
Total water held for future use at cost	$37,992	$31,758

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	March 31, 2024		December 31, 2023
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(6,393)	$11,581	$(6,272)
Nickel water rights	18,740	(6,693)	18,740	(6,532)
Tulare Lake Basin water rights	6,479	(3,683)	6,479	(3,624)
	$36,800	$(16,769)	$36,800	$(16,428)
Net cost of purchased water contracts	20,031		20,372
Total cost of water held for future use	37,992		31,758
Net investments in water assets	$58,023		$52,130

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

(in acre-feet, unaudited)	March 31, 2024	December 31, 2023
Water held for future use
TCWD - Banked water owned by the Company	65,644	65,005
Company water bank	54,728	54,728
Transferable water	7,143	1,000
Recharged project water	6,590	6,590
Total water held for future use	134,105	127,323
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	165,538	158,756
Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with PEF in 2015. PEF is the current lessee under the power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from Ranchcorp up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term by three additional five-year periods. PEF is under no obligation to purchase water from Ranchcorp in any year, but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2024 is $1,298 per acre-foot of annual water, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following:

($ in thousands)	March 31, 2024	December 31, 2023
Accrued vacation	$652	$657
Accrued paid personal leave	291	309
Accrued bonus	776	1,962
Property tax payable[1]	1,099	—
Other	368	286
	$3,186	$3,214

[1] California property taxes are accrued throughout the year and are paid every April and December.
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	March 31, 2024	December 31, 2023
Revolving line-of-credit[1]	$47,942	$47,942
[1]The deferred loan costs for revolving line-of-credit as of March 31, 2024 and December 31, 2023 were recorded under the caption Other Assets on the Consolidated Balance Sheets.

On November 17, 2023, the Company entered into a Credit Agreement with AgWest Farm Credit, PCA and certain other lenders. The Revolving Credit Facility provides TRC an RCL in the amount of $160,000,000. The RCL requires interest only payments and has a maturity date of January 1, 2029. As of March 31, 2024, the outstanding balance under the RCL was $47,942,000, and the interest rate was one-month term SOFR plus a margin of 2.25% for an effective rate of 7.58% at March 31, 2024.
Funds from the RCL were used to pay off and close out the existing Bank of America, N.A. Term Note and Revolving Line of Credit Note. The amount of this pay off was $47,078,564 plus accrued interest and fees on the Bank of America Term Note. The Company evaluated the debt exchange under ASC Topic 470 and determined that the exchange should be treated as a debt extinguishment.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	March 31, 2024	December 31, 2023
Supplemental executive retirement plan liability (See Note 12)	$6,082	$6,124
Excess joint venture distributions and other (See Note 14)	9,812	9,083
Total	$15,894	$15,207

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

The following is a summary of the Company’s Performance Condition Grants outstanding as of March 31, 2024:

Performance Condition Grants
Target performance	429,418
Maximum performance	543,023
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the three months ended March 31, 2024:

March 31, 2024
Stock grants outstanding beginning of period at target achievement	248,768
New stock grants/additional shares due to achievement in excess of target	386,956
Vested grants	(22,025)
Expired/forfeited grants	(10,905)
Stock grants outstanding end of period at target achievement	602,794

The following is a summary of the assumptions used to determine the fair value for the Company’s outstanding market-based Performance Condition Grants as of March 31, 2024:

($ in thousands except for share prices)
Grant date	12/16/2021	03/17/2022	12/14/2022	06/16/2023
Vesting end	12/16/2024	03/17/2025	12/14/2025	12/31/2025
Target share price to achieve award	$21.58	$20.43	$21.99	$20.72

Expected volatility	31.29%	31.54%	32.14%	26.58%
Risk-free interest rate	0.92%	2.13%	3.84%	4.38%

Simulated Monte Carlo share price	$21.48	$21.75	$26.00	$20.24
Shares granted	3,536	13,338	4,613	9,515
Total fair value of award	$76	$290	$120	$193

($ in thousands except for share prices)
Grant date	08/21/2023	12/16/2023	03/13/2024	03/13/2024
Vesting end	12/31/2025	12/31/2026	12/31/2024	03/22/2027
Share price at target achievement	$19.20	$19.65	$17.58	$18.93

Expected volatility	25.55%	25.91%	24.39%	25.56%
Risk-free interest rate	4.74%	4.02%	5.02%	4.31%

Simulated Monte Carlo share price	$17.88	$19.74	$12.63	$18.36
Shares granted	1,650	4,828	18,626	15,225
Total fair value of award	$30	$95	$235	$280

The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of March 31, 2024 were $7,650,000 and 16 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant and is expensed over the performance period if it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum, the Company determines, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, the Company determines the number of awards probable of vesting and expenses the grant date fair value of such awards over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company adjusts compensation cost according to the actual outcome of the performance condition.

Cash-Settled Awards
Time-Based Cash-Settled Awards

On March 13, 2024, the Company granted 75,117 time-based cash-settled awards to the Chief Executive Officer that vest on December 31, 2024. These awards are classified as liabilities, measured at fair value on the date of grant, and remeasured at each reporting date, based on the Company’s share price. Compensation cost is amortized on a straight-line method over the remaining vesting period. As of March 31, 2024, $1.0 million of total unrecognized compensation cost is expected to be recognized on outstanding cash-settled awards over the remaining vesting period based on fair value as of March 31, 2024.

Performance-Based Cash-Settled Awards
On March 13, 2024, the Company granted 14,867 performance condition grants, with market-based conditions, that are cash-settled awards to the Chief Executive Officer. These awards are classified as liabilities, measured at fair value on the date of grant, and remeasured at each reporting date based on a Monte Carlo model. Compensation cost is recognized in proportion to the completed requisite service period through December 31, 2024. The amount of awards earned ranges between 0% and 200% of the target amount depending upon performance achieved over the performance period commencing on the grant date and ending on the last day of the Company’s 2024 fiscal year, and settled in cash. The performance conditions of the award are achieved at a target share price of $17.58. A Monte Carlo valuation model was used to determine the fair value of the awards. As of March 31, 2024, $0.2 million of total unrecognized compensation cost is expected to be recognized on outstanding performance-based cash-settled awards over the remaining performance period based on the fair value as of March 31, 2024.
On March 13, 2024, the Company granted 120,188 performance milestone cash-settled awards to the Chief Executive Officer. These awards are classified as liabilities, measured at fair value on the date of grant, and remeasured at each reporting date, based on the Company’s share price. Compensation cost is recognized based on an estimate of those probable of achieving the performance objective at the associated level of achievement in proportion to the completed requisite service period through December 31, 2024. The amount of awards earned for each milestone is either 0% or 100% of the target amount depending upon performance achieved over performance period commencing on the grant date and ending on the last day of the Company’s 2024 fiscal year, and settled in cash. The performance conditions of the award is achieved based on established milestones. If such milestones are not met or become not probable of being met during the performance period, no compensation cost is recognized and any previously recognized compensation cost is reversed. As of March 31, 2024, $1.6 million of total unrecognized compensation cost is expected to be recognized on outstanding performance-based cash-settled awards over the remaining performance period based on the fair value and the estimated probability of achievement as of March 31, 2024.
Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director, during the years presented, received his or her annual compensation in stock. The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

($ in thousands)	Three Months Ended March 31,
Employee 1998 Plan:	2024	2023
Expensed	$375	$468
Capitalized	239	153
	614	621
NDSI Plan	138	153
Total Stock Compensation Costs	$752	$774
10.     INCOME TAXES
The Company’s provision for income taxes as of March 31, 2024 has been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the three months ended March 31, 2024, the Company’s income tax benefit was $942,000 compared to income tax expense of $1,013,000 for the three months ended March 31, 2023. Effective tax rates were 51% and 36% for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had income taxes payable of $0. The Company classifies interest and penalties incurred on tax payments as income tax expense.
For the three months ended March 31, 2024, the Company’s effective tax rate was above statutory tax rates as a result of permanent differences related to Section 162(m) limitations. Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
11.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $13,107,000 is expected to be paid in 2024. For the first three months of 2024, the Company has paid $7,890,000 for this water. These estimated water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. Contractual obligations for future water payments were $280,096,000 as of March 31, 2024.

Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be determined until the future payment dates. As of March 31, 2024, the Company believes the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.
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
As a landowner in each CFD, the Company is obligated to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of March 31, 2024, there were no additional improvement funds remaining from the West CFD bonds. There are $6,454,063 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal 2024, the Company expects to pay approximately $2,803,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future, based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on March 31, 2024.
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

On April 5, 2021, the Court issued its decision denying the petition for writ of mandate by CBD/CNPS and granting the petition for writ of mandate filed by Climate Resolve. In granting Climate Resolve’s petition, the Court found three specific areas where the EIR for the project was lacking. The Court ruled that California’s Cap-and-Trade Program cannot be used as a compliance pathway for mitigating GHG impacts for the project and therefore further ruled that additional analysis will be required related to all feasible mitigation of GHG impacts. The Court also found that the EIR must provide additional analysis and explanation of how wildland fire risk on lands outside of the project site, posed by on-site ignition sources, is mitigated to less than significant. On April 19, 2021, CBD filed a motion for reconsideration with the Court on the denial of their petition for writ of mandate to be granted prevailing party status in its case based on the Court's conclusions in the Climate Resolve Action (“Motion for Reconsideration”). The hearing on the Motion for Reconsideration originally scheduled for August 13, 2021 was rescheduled to December 1, 2021 and further rescheduled as noted below.
On November 30, 2021, the Company, together with Ranchcorp and CFL, entered into a Settlement Agreement with Climate Resolve. Pursuant to the Settlement Agreement, the Company has agreed as stated and obligated in the Settlement Agreement: (1) to make Centennial a net zero GHG emissions project through various on-site and off-site measures including, but not limited to, installing electric vehicle chargers and establishing and funding incentive programs for the purchase of electric vehicles; (2) to fund certain on-site and off-site fire protection and prevention measures; and (3) to provide annual public reports and create an organization to monitor progress towards these commitments. The foregoing is only a summary of the material terms of the Settlement Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Settlement Agreement. In exchange, Climate Resolve filed a request for dismissal of the Climate Resolve Action with prejudice from the Court. On December 3, 2021, the Court granted and entered Climate Resolve’s dismissal with prejudice concluding the Climate Resolve Action. On December 1, 2021, the Court continued CBD/CNPS Motion for Reconsideration to January 14, 2022, directing CBD/CNPS to evaluate the Settlement Agreement reached in the Climate Resolve Action to address issues surrounding remedies should CBD be granted prevailing party status in its case based on the Court’s conclusions in the Climate Resolve Action, and to evaluate the potential to settle or otherwise address CBD’s objections to the Centennial project. To that end, the Company met and conferred twice on January 4, 2022 and January 20, 2022. On January 14, 2022, the Court heard CBD/CNPS' Motion for Reconsideration and issued its decision granting CBD/CNPS prevailing party status based on the Court’s conclusions in the Climate Resolve Action.
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
12.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). In April 2017, the Company froze the Benefit Plan as it relates to future benefit accruals for participants. The Company expects to contribute $165,000 to the Benefit Plan in 2024.

Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At March 31, 2024, the investment mixes were approximately at 99% debt and 1% money market funds. At December 31, 2023, the investment mixes were approximately 99% debt, and 1% money market funds. The weighted-average discount rate used in determining the periodic pension cost is 4.85% in both 2024 and 2023. The expected long-term rate of return on plan assets is 5.00% for both fiscal 2024 and 2023. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement earnings for the Benefit Plan was as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
(Cost)/earnings components:
Interest cost	$(104)	$(104)
Expected return on plan assets	112	105
Net amortization and deferral	(14)	(17)
Total net periodic pension cost	$(6)	$(16)

The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. In April 2017, the Company froze the SERP plan as it relates to the accrual of additional benefits.
The pension and retirement expense for the SERP was as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Cost components:
Interest cost	$(69)	$(73)
Net amortization and other	(13)	(10)
Total net periodic pension cost	$(82)	$(83)

13.    REPORTING SEGMENTS AND RELATED INFORMATION
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
Real Estate - Commercial/Industrial Development
Commercial/Industrial real estate development segment revenues consist of leases of land and/or building space to tenants at the Company's commercial retail and industrial developments, base and percentage rents from the PEF power plant lease, communication tower rents, land sales, and payments from easement leases. Refer to Note 14 (Investment in Unconsolidated and Consolidated Joint Ventures) for discussion of unconsolidated joint ventures.
The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Commercial/industrial revenues	$2,945	$2,676
Equity in earnings of unconsolidated joint ventures	1,513	1,517
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	4,458	4,193
Commercial/industrial expenses	1,927	1,695
Operating results from commercial/industrial and unconsolidated joint ventures	$2,531	$2,498
Real Estate - Resort/Residential Development
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $1,561,000 and $388,000 for the three months ended March 31, 2024 and 2023, respectively.
Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Mineral resources revenues	$2,489	$6,912
Mineral resources expenses	2,116	4,066
Operating results from mineral resources	$373	$2,846
Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Farming revenues	$865	$1,185
Farming expenses	2,067	2,013
Operating results from farming	$(1,202)	$(828)

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses, such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Ranch operations revenues	$1,107	$1,492
Ranch operations expenses	1,227	1,330
Operating results from ranch operations	$(120)	$162
14.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting, unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of March 31, 2024 was $30,075,000. The equity in the income of unconsolidated joint ventures was $1,513,000 for the three months ended March 31, 2024. The unconsolidated joint ventures have not been consolidated as of March 31, 2024, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments, as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components, such as fuel inventory and pricing at the facility. The Company's investment in this joint venture was $20,214,000 as of March 31, 2024.
•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of industrial and commercial properties throughout the United States. The Company partnered with Majestic to form five active 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. The Company and Majestic guarantee the performance of all outstanding debt.
•On March 29, 2022, TRC-MRC 5 LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2023, and the joint venture has leased 100% of the rentable spaces. The joint venture refinanced the construction loan in February 2024 with a promissory note. The note matures on February 3, 2035, and had an outstanding balance of $53,354,000 as of March 31, 2024. In December 2022, the Company contributed land with a fair value of $8,501,000 to TRC-MRC5, LLC. The total cost of the land was $2,477,000. The Company recognized profit of $3,012,000 and deferred profit of $3,012,000. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,234,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.

•On March 25, 2021, TRC-MRC 4 LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2022, and the joint venture has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $61,556,000 as of March 31, 2024. In June 2021, the Company contributed land with a fair value of $8,464,000 to TRC-MRC 4, LLC. The total cost of the land was $2,895,000. The Company recognized profit of $2,785,000 and deferred profit of $2,785,000. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $6,038,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
•In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building on the Company's property at TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $33,404,000 as of March 31, 2024. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The Company's investment in this joint venture was $214,000 as of March 31, 2024.
•In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, and was largely financed through a promissory note. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 3, 2028 and had an outstanding principal balance of $21,766,000 as of March 31, 2024. The building was 100% leased as of March 31, 2024. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,161,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company will continue to record its equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on the consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will recognize any balance classified as a liability as income.
•In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction in 2017. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance in its investment of $1,374,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company will continue to record its equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on the consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will recognize any balance classified as a liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $21,979,000 was outstanding as of March 31, 2024.

•TRCC/Rock Outlet Center LLC – This joint venture was formed in 2013 with Rockefeller Group Development Corporation, or Rockefeller. to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. At March 31, 2024, the Company’s equity investment balance in this joint venture was $9,647,000. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On August 16, 2023, the TRCC/Rock Outlet Center LLC joint venture successfully extended the maturity date of its term note with a financial institution from May 31, 2024 to June 30, 2025. In connection with the loan extension, the joint venture also reduced the outstanding amount by $6,000,000. As of March 31, 2024, the outstanding balance of the term note was $20,776,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – CFL is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of March 31, 2024, the Company owned 93.51% of CFL.
The Company’s investment balance in each of its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The variance represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of those assets.

Unaudited condensed statements of operations for the three months ended March 31, 2024 and 2023 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of March 31, 2024 and December 31, 2023 are as follows:

	Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$34,499	$34,812	$1,406	$2,270	$843	$1,362
TRCC/Rock Outlet Center, LLC[1]	1,832	1,431	(592)	(887)	(296)	(443)
TRC-MRC 1, LLC	865	961	184	96	92	48
TRC-MRC 2, LLC	1,482	1,390	1,110	667	555	334
TRC-MRC 3, LLC	1,108	1,051	217	196	109	98
TRC-MRC 4, LLC	1,773	1,776	278	251	139	125
TRC-MRC 5, LLC	1,572	—	142	(14)	71	(7)
Total	$43,131	$41,421	$2,745	$2,579	$1,513	$1,517

Centennial Founders, LLC	$56	$175	$5	$109	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.4 million and $0.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

	March 31, 2024				December 31, 2023
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity (Deficit)	Equity	Assets	Debt	Equity (Deficit)	Equity
Petro Travel Plaza Holdings, LLC	$73,382	$(12,365)	$54,356	$20,214	$72,633	$(12,556)	$52,950	$19,370
TRCC/Rock Outlet Center, LLC	57,022	(20,776)	34,943	9,647	58,040	(20,850)	35,535	9,943
TRC-MRC 1, LLC	25,292	(21,979)	1,798	—	25,224	(22,144)	1,684	—
TRC-MRC 2, LLC	20,150	(21,766)	(1,384)	—	18,882	(21,939)	(2,597)	—
TRC-MRC 3, LLC	35,806	(33,404)	2,926	214	35,467	(33,627)	2,087	141
TRC-MRC 4, LLC	50,757	(61,556)	(10,546)	—	49,964	(61,776)	(12,192)	—
TRC-MRC 5, LLC	52,869	(53,354)	70	—	49,687	(35,138)	8,390	4,194
Total	$315,278	$(225,200)	$82,163	$30,075	$309,897	$(208,030)	$85,857	$33,648

Centennial Founders, LLC	$105,661	$—	$105,258	***	$104,979	$—	$104,753	***

*** Centennial Founders, LLC is consolidated within the Company's financial statements.
15.    RELATED PARTY TRANSACTIONS
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
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer is one of nine directors at WRMWSD. As of March 31, 2024, the Company paid $1,482,000 for these water contracts and related costs.

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
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the improvement and monetization of our land-based assets. A key element of our strategy is to entitle and then develop large-scale mixed-use master planned residential and commercial/industrial real estate development projects to serve the growing populations of Southern and Central California. Our mixed-use master planned residential developments include up to 35,278 housing units, and more than 35 million square feet of commercial space. We have obtained entitlements on MV and the first approved final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses. The Grapevine at Tejon Community has approved entitlements for 12,000 units and 5 million square feet of commercial development. Centennial at Tejon Ranch, or Centennial, had entitlements approved in 2019 by the Los Angeles County Board of Supervisors. These approvals were litigated in two lawsuits filed in Los Angeles County Superior Court in May 2019 and the Company has since worked on defending and addressing the ongoing litigation, including considering all options to address the Superior Court’s January 2022 decision and the Superior Court’s March 22, 2023 final judgment. On May 26, 2023, we filed a Notice of Appeal, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. During the appeal process the Superior Court’s order of the rescission of project approvals have been placed on hold. See Note 11 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for additional information regarding the Centennial litigation.
We are currently executing on value creation as we are engaged in construction, commercial sales, and leasing at our fully operational commercial/industrial center, TRCC. During the first quarter of 2024, the Company began construction of the first phase of a multi-family community, Terra Vista at Tejon, within TRCC. The development is located on a 22-acre site located immediately north of the Outlets at Tejon. In this first phase, the Company plans to develop 228 units of multi-family residences, in seven apartment buildings, as well as a clubhouse with pool and fitness facilities. The Conditional Use Permit approved by Kern County Board of Supervisors authorized up to a maximum of 495 multi-family residences to be constructed. All of these efforts are supported by diverse revenue streams generated from other operations, including: farming, mineral resources, ranch operations, and our various joint ventures.

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
At the heart of the commercial/industrial real estate development segment is TRCC, a 20 million square foot commercial/industrial development on Interstate 5 just north of the Los Angeles basin. Over eight million square feet of industrial, commercial and retail space has already been developed or under development, including distribution centers for IKEA, Caterpillar, Nestlé, Famous Footwear, L'Oreal, Camping World, Sunrise Brands, Dollar General and RectorSeal. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the west coast’s principal north-south goods movement corridor.
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
•Five joint ventures with Majestic Realty Co., or Majestic, to develop, manage, and operate industrial buildings within TRCC:
◦TRC-MRC 1, LLC operates a 480,480 square foot industrial building in TRCC-East that is fully leased;
◦TRC-MRC 2, LLC operates a 651,909 square foot building in TRCC-West that is fully leased;
◦TRC-MRC 3, LLC operates a 579,040 square foot industrial building in TRCC-East that is fully leased;
◦TRC-MRC 4, LLC operates a 629,274 square foot industrial building in TRCC-East that is fully leased; and
◦TRC-MRC 5, LLC operates a 446,400 square foot industrial building in TRCC-East that is fully leased.
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
•The Centennial development is a mixed-use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes and 10.1 million square feet of commercial development, including nearly 3,500 affordable units. See Note 11 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for additional information related to current litigation;
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
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023, for a more detailed description of our active developments within the resort/residential real estate development segment.
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
Summary of First Quarter 2024 Performance
For the three months ended March 31, 2024, we had a net loss attributable to common stockholders of $914,000 compared to net income of $1,774,000 for the three months ended March 31, 2023. The primary driver of this decrease of $2,688,000 was our mineral resources segment. Net income from this segment decreased by $2,473,000 mainly due to lower water sales revenue resulting from heavy rainfall in California. Additionally, expenses in the resort/residential segment increased by $1,173,000 due to higher professional service fees incurred during the quarter. Partially offsetting the above unfavorable variances was $942,000 of tax benefits recorded during this quarter compared to $1,013,000 of tax provisions recorded over the comparative period.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each reporting segment of the business and is followed by a discussion of our financial position. It is useful to read the reporting segment information in conjunction with Note 13 (Reporting Segments and Related Information) of the Notes to Unaudited Consolidated Financial Statements.
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
During the three months ended March 31, 2024, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.
Results of Operations by Segment
We evaluate the performance of our reporting segments separately, to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation, as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,187	$1,260	$(73)	(6)%
TRCC Leasing	434	405	29	7%
TRCC management fees and reimbursements	308	198	110	56%
Commercial leases	161	157	4	3%
Communication leases	256	253	3	1%
Landscaping and other	599	403	196	49%
Total commercial/industrial revenues	$2,945	$2,676	$269	10%
Total commercial/industrial expenses	$1,927	$1,695	$232	14%
Operating income from commercial/industrial	$1,018	$981	$37	4%

•Commercial/industrial real estate development segment revenues were $2,945,000 for the three months ended March 31, 2024, an increase of $269,000, or 10%, from $2,676,000 for the three months ended March 31, 2023. The increase was primarily attributable to additional landscaping revenues of $196,000 due to an increase in out-of-scope services, such as clean-up and repairs, caused by the heavy winter storms. TRCC management fees and reimbursements also increased by $110,000 due to higher management fees of $95,000 and higher development fees of $65,000 recognized for TRC-MRC5, LLC joint venture, partially offset by lower tenant reimbursements revenue of $50,000.
•Commercial/industrial real estate development segment expenses were $1,927,000 for the three months ended March 31, 2024, an increase of $232,000, or 14%, from $1,695,000 for the three months ended March 31, 2023. The increase was primarily attributable to an increase in payroll and stock compensation expense of $115,000 and an increase in insurance cost of $85,000 over the comparative period.
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
During the quarter ended March 31, 2024, vacancy rates in the Inland Empire climbed 110 basis points to 6.2% and net absorption retreated with 2.7 million square feet of negative demand. Average asking rents declined for the third consecutive quarter. The San Fernando Valley and Ventura County industrial markets continue to see tight conditions, as vacancy and availability remained at historically low numbers. Vacancy was unchanged, and the overall net absorption slightly outpaced new supply. See below for the vacancy rates and average asking rent of Inland Empire, San Fernando Valley and Ventura County.

	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	Vacancy Rates		Average Asking Rent
Inland Empire	6.2%	5.1%	$1.40	$1.48
San Fernando Valley and Ventura County	1.5%	1.5%	1.54	1.54
Industrial users seeking larger spaces are continuing to go further north into neighboring Kern County, and particularly, TRCC, which has attracted increased attention as market conditions continue to tighten. Additionally, TRCC is in a position to capture tenant awareness due to our ability to provide a competitive alternative for users in the Inland Empire and the Santa Clarita Valley.

We expect our commercial/industrial real estate development segment to continue to experience costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, planning costs, and staffing costs, as we continue to pursue development opportunities. From a macroeconomic perspective, the tightening of capital markets may cause a near-term slowdown in new commercial real estate developments.
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
Resort/residential real estate development segment expenses were $1,561,000 for the three months ended March 31, 2024, an increase of $1,173,000 from $388,000 for the three months ended March 31, 2023. This increase is primarily attributable to an additional $1,251,000 related to professional service fees and planning costs related to capital efforts tied to our master planned communities.
Our long-term business plan of developing the communities of MV, Centennial, and Grapevine remains unchanged. Long-term macro fundamentals, primarily California's large population and household formation, will support housing demand in our region. California also has a significant documented housing shortage, which we believe our communities will help ease. A majority the expenditures and capital investment to be incurred within our resort/residential real estate segment are expected to continue to focus on the mixed-use master planned communities of Centennial, Grapevine, and Mountain Village.
As we move forward with our master planned communities, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of additional common stock.
Mineral Resources:

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
Mineral resources revenues
Oil and gas	$205	$198	$7	4%
Cement	531	404	127	31%
Rock aggregate	253	299	(46)	(15)%
Exploration leases	1	9	(8)	(89)%
Water Sales	1,363	5,099	(3,736)	(73)%
Reimbursables and other	136	903	(767)	(85)%
Total mineral resources revenues	$2,489	$6,912	$(4,423)	(64)%
Total mineral resources expenses	$2,116	$4,066	$(1,950)	(48)%
Operating income from mineral resources	$373	$2,846	$(2,473)	(87)%

•Mineral resources segment revenues were $2,489,000 for the three months ended March 31, 2024, a decrease of $4,423,000, or 64%, from $6,912,000 for the three months ended March 31, 2023. The reduction in revenues is primarily attributed to a decline in water sales revenue of $3,736,000 due to the heavy rainfalls in California, which severely limited water sales opportunities. Reimbursable revenues also decreased $767,000 due to mineral resources taxes reassessment for this segment.
•Mineral resources segment expenses were $2,116,000 for the three months ended March 31, 2024, a decrease of $1,950,000, or 48%, from $4,066,000 for the three months ended March 31, 2023. The decrease is primarily due to lower water cost of sales recognized of $1,625,000 when compared to the previous year.

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
Farming:

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
Farming revenues
Almonds	$740	$694	$46	7%
Pistachios	—	(4)	4	(100)%
Wine grapes	—	39	(39)	(100)%
Hay	56	175	(119)	(68)%
Other	69	281	(212)	(75)%
Total farming revenues	$865	$1,185	$(320)	(27)%
Total farming expenses	$2,067	$2,013	$54	3%
Operating loss from farming	$(1,202)	$(828)	$(374)	45%
•Farming segment revenues were $865,000 for the three months ended March 31, 2024, a decrease of $320,000, or 27%, from $1,185,000 during the same period in 2023. The decrease is mainly caused by declines in other revenues - farming water sales of $212,000 decline due to higher level of water availability, and hay sales revenue fell $119,000 following the Company's decision to ramp down the hay business.
•Farming segment expenses were $2,067,000 for the three months ended March 31, 2024, an increase of $54,000, or 3%, from $2,013,000 during the same period in 2023.
Our almond, pistachio, and wine grape crop sales are highly seasonal, with most of our sales occurring during the third and fourth quarters. Each year, almonds and pistachios are sold at market prices, while grapes are sold to wineries at contracted prices. Higher anticipated 2024 California state almond production is anticipated to have an adverse effect on selling prices throughout 2024. It is too early in the production cycle for 2024 to have a subjective estimate of potential production for almonds, grapes, and pistachios.
Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. Farmers in California faced a warm winter negatively impacting dormant hours, which can impact production especially within pistachios. Late winter and early spring rainstorms impacted the timing of various farming activities such as pesticide sprays, any impact to production will not be known until later in the summer. In addition, higher cultural and financing costs and a reduced bloom cycle with highly compromised bee flight hours created more adversity for farmers. The abundant rain and snow have vastly improved the water situation, while shipping logistics continue to improve.
Labor costs, both internal and through labor contractors, continue to increase and the Company expects this trend to continue over the foreseeable future. The Company utilizes external labor contractors, as necessary, for large projects, such as pruning and harvesting, as a way to manage our labor needs. From a broader inflationary standpoint, the Company is seeing, and will continue to see, an increase in production costs, most notably chemicals such as herbicides and pesticides, and fuel costs.
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

Ranch Operations:

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
Ranch Operations revenues
Game management and other [1]	$565	$1,030	$(465)	(45)%
Grazing	542	462	80	17%
Total Ranch Operations revenues	$1,107	$1,492	$(385)	(26)%
Total Ranch Operations expenses	$1,227	$1,330	$(103)	(8)%
Operating (loss) income from Ranch Operations	$(120)	$162	$(282)	(174)%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
•Ranch operations revenues were $1,107,000 for the three months ended March 31, 2024, a decrease of $385,000, or 26%, from $1,492,000 for the same period in 2023. The decrease is attributed to lower filming location revenues of $469,000, partially offset by higher revenues recognized for grazing leases of $79,000.
•Ranch operations expenses were $1,227,000 for the three months ended March 31, 2024, a decrease of $103,000, or 8%, from $1,330,000 for the same period in 2023. This decrease is mainly attributed to the savings in payroll and compensation expense of $64,000, reduction in landscaping services of $19,000 and reduction in insurance expense of $15,000.
Corporate and Other:
Corporate general and administrative costs were $2,492,000 for the three months ended March 31, 2024, an increase of $205,000, or 9%, from $2,287,000 for the same period in 2023. The increase is primarily attributable to higher salary expense and stock compensation expense recognized during the period.
Total other income was $615,000 for the three months ended March 31, 2024, a decrease of $175,000 from $790,000 for the same period in 2023. This decrease is primarily attributed to a decrease in other income of $404,000, mainly due to the employee retention credit received in the first quarter of 2023 of $426,000, which did not reoccur in 2024. The decrease in other income was partially offset by an increase in interest income of $229,000 resulting from higher interest rates over the comparative periods.

Joint Ventures:

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$843	$1,362	$(519)	(38)%
TRCC/Rock Outlet Center, LLC	(296)	(443)	147	(33)%
TRC-MRC 1, LLC	92	48	44	92%
TRC-MRC 2, LLC	555	334	221	66%
TRC-MRC 3, LLC	109	98	11	11%
TRC-MRC 4, LLC	139	125	14	11%
TRC-MRC 5, LLC	71	(7)	78	(1114)%
Total equity in earnings	$1,513	$1,517	$(4)	—%

•Equity in earnings was $1,513,000 for the three months ended March 31, 2024, a decrease of $4,000, from $1,517,000 during the same period in 2023. The decrease is primarily attributed to lower equity in earnings realized on Petro Travel Plaza joint venture as a result of lower fuel sales volume, offset by higher equity in earnings realized on the TRC-MRC joint ventures including a new revenue stream generated by the recently completed building of TRC-MRC5 LLC joint venture.
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
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. For further discussion, please refer to Note 11 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.
Income Taxes
For the three months ended March 31, 2024, we had an income tax benefit of $942,000 compared to income tax expense of $1,013,000 for the three months ended March 31, 2023. The effective tax rates approximated 51% and 36% for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there were no income taxes payable. We classify interest and penalties incurred on tax payments as income tax expenses. Our effective tax rates were higher than statutory rates primarily because of permanent differences related to Section 162(m). The Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
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
To enhance shareholder value over the long-term, we expect to continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, invest in to be leased assets, provide adequate water supplies, and provide funds for general land development activities. Within our farming segment, we intend to make investments, as needed, to improve efficiency and add capacity to its operations, when it is profitable to do so.
Our cash, cash equivalents and marketable securities totaled approximately $60,671,000 as of March 31, 2024, a decrease of $3,792,000 from $64,463,000 as of December 31, 2023.

The following table shows our cash flow activities for the three months ended March 31,

(in thousands)	2024	2023
Operating activities	$777	$3,413
Investing activities	$3,074	$877
Financing activities	$(206)	$(3,030)

Operating Activities
During the first three months of 2024, our operations provided $777,000 primarily as a result of collection of account receivables, offset by increases in inventories and prepaid expenses, and our net loss from operations.
During the first three months of 2023, the Company's operations provided $3,413,000 primarily as a result of distributions of earnings from unconsolidated joint ventures and our net income from operations.
Investing Activities
During the first three months of 2024, investing activities provided $3,074,000. We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $8,112,000, which includes predevelopment activities for our master planned communities, $599,000 consisting of permitting efforts for MV, $353,000 consisting of permitting efforts for Grapevine, and costs related to litigation defense for Centennial of $994,000. At TRCC, we spent $2,446,000 of construction cost on Terra Visa at Tejon and $1,573,000 on infrastructure improvements at TRCC-East. Within our farming segment, we spent $1,846,000, which includes cultural costs for orchards currently classified as under development and replacement of machinery and equipment. Additionally, we used $5,248,000 to acquire water assets. We had marketable securities of $46,239,000 that matured, and we reinvested $38,614,000. Lastly, we received proceeds of $5,500,000 from joint venture distributions.
During the first three months of 2023, investing activities provided $877,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $5,037,000, which includes predevelopment activities for our master planned communities, $524,000 consisting of permitting efforts for MV, $326,000 consisting of permitting efforts for Grapevine, and costs related to litigation defense for Centennial of $700,000. At TRCC, we spent $1,286,000 on infrastructure improvements at TRCC-East. Within our farming segment, we spent $1,659,000, which includes cultural costs for orchards currently classified as under development and replacement of machinery and equipment. Additionally, the Company used $4,355,000 to acquire water assets. The Company had marketable securities maturities of $27,193,000 and reinvested $28,892,000. Lastly, the Company received proceeds of $10,644,000, and $1,324,000 from joint venture distributions, and water sales, respectively.
As we move forward, we anticipate we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments, including the investments summarized below.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2024 is primarily related to our real estate projects. These estimated investments include approximately $40,074,000 of construction costs for the Terra Vista at Tejon multi-family project phase 1 development and $14,832,000 of infrastructure development at TRCC-East to support the continued commercial retail and industrial development, water treatment system improvements, and expansion of the wastewater treatment plant for future anticipated absorption. We also expect to invest up to $7,652,000 for land planning, litigation/appeals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2024. Lastly, we plan to continue to invest $1,222,000 in cultural costs tied to new almond orchards and vineyards, and to replace farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2024 and 2023, was $968,000 and $621,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects, which aggregated $547,000 and $668,000 for the three months ended March 31, 2024 and 2023, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first three months of 2024, financing activities used $206,000, which was attributable to the tax payments on vested share grants.

During the first three months of 2023, financing activities used $3,030,000, which was attributable to long-term debt service of $436,000, and tax payments on vested share grants of $2,594,000.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows, cash balances, and availability on our line of credit over the next twelve months to fund internal operations. As we move forward with the completion of the litigation, permitting and engineering design for our master planned communities and prepare to move into the development stage, we may need to secure additional funding through either the issuance of equity and/or by securing other forms of financing such as joint venture equity and debt financing.
We regularly evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and the incurrence of additional debt.
Capital Structure and Financial Condition
At March 31, 2024, total capitalization at book value was $530,664,000, consisting of $47,942,000 of debt and $482,722,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 9.0%.
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
The interest rate per annum applicable to the Revolving Credit Facility is the one-month term SOFR plus an interest rate spread that is based on TRC’s consolidated net liabilities to equity ratio (NLER). The interest rate spread for the NLER has three tiers: (1) 2.75% if the NLER is 55% or more; (2) 2.5% if the NLER is between 35% and less than 55%; and (3) 2.25% if the NLER is less than 35%. The interest rate spread in the previous sentence may effectively be reduced by applying a patronage credit for TRC’s participation in the farm credit program, which patronage credit historically has been (for reference and information purposes only and not as a guarantee of future patronage credit) between 100-125 basis points. The patronage credit is paid annually by the Administrative Agent in the form of a dividend. As of March 31, 2024, the Company's NLER was in tier 3, or less than 35%, and the applicable interest rate spread was 2.25%.
The Revolving Credit Facility requires the payment of interest only during the term, at which point the full drawn amount, plus accrued interest, must be repaid by the maturity date, if TRC has not earlier repaid the borrowed amount or extended the maturity date. The RCL may be repaid in part, or in full, by TRC at any time during the term without penalty. Certain events of default (as described in the Revolving Credit Facility) allow acceleration of repayment of borrowed funds, interest and other fees. The Revolving Credit Facility is unsecured, but the agreement provides the Administrative Agent a springing lien on TRC’s wholly owned, unencumbered assets, exclusive of assets subject to negative pledge, if one or more covenants is breached.

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
At March 31, 2024 and December 31, 2023, we were in compliance with all financial covenants.
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
We have a strong liquidity position at March 31, 2024 with $60,671,000 in cash and securities and $108,615,000 available on our New RLC to meet any short-term liquidity needs. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of March 31, 2024, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$280,096	$5,217	$27,404	$29,072	$218,403
Revolving line-of-credit	47,942	—	—	47,942	—
Cash contract commitments	30,884	27,000	2,554	259	1,071
Defined Benefit Plan	5,196	374	975	996	2,851
SERP	5,236	498	1,138	1,100	2,500
Total contractual obligations	$369,354	$33,089	$32,071	$79,369	$224,825
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

Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. Also, included in the cash contract commitments are estimated fees earned in 2014 by a consultant, related to the entitlement of the Grapevine Development Area. We exited a consulting contract in 2014 related to the Grapevine Development and are obligated to pay an earned incentive fee at the time of successful receipt of all project permits and entitlements and at a value measurement date five-years after entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. We believe that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
As discussed in Note 12 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from us to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from us that are in the SERP program. We expect to contribute $165,000 to our defined benefit plan in 2024.

Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to certain bonds issued by the CFDs:

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	2 -3 Years	4 -5 Years	After 5 Years
Other Commercial Commitments:
Standby letter of credit	$3,358	$—	$—	$3,358	$—
Total other commercial commitments	$3,358	$—	$—	$3,358	$—
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
In connection with the sale of the bonds, there is a standby letter of credit for $3,358,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless we, as the largest landowner in the CFD, fail to make our property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. As of March 31, 2024, we believe that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period and will be renewed in two-year intervals, as necessary. The annual cost related to the letter of credit is approximately $67,000. The tax assessment of each individual property sold or leased within each CFD is not determinable at this time, because it is based on the current tax rate of the property at the time of sale or at the time it is leased to a third-party. Accordingly, we were not required to recognize an obligation as of March 31, 2024.
As of March 31, 2024, aggregate outstanding debt of unconsolidated joint ventures was $225,200,000; $20,776,000 is attributable to the loan for TRCC/Rock Outlet joint venture. This loan is 100% guaranteed at March 31, 2024. All other outstanding debt attributed to our joint ventures have met their respective debt covenants, hence not subject to an effective guarantee at March 31, 2024. We do not provide a guarantee on the $12,365,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net (loss) income	$(914)	$1,780
Net income attributable to non-controlling interest	—	6
Interest, net
Consolidated	(685)	(456)
Our share of interest expense from unconsolidated joint ventures	1,543	1,175
Total interest, net	858	719
Income taxes	(942)	1,013
Depreciation and amortization:
Consolidated	1,006	988
Our share of depreciation and amortization from unconsolidated joint ventures	1,607	1,274
Total depreciation and amortization	2,613	2,262
EBITDA	1,615	5,768
Stock compensation expense	513	621
Adjusted EBITDA	$2,128	$6,389
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

	Three Months Ended March 31,
($ in thousands)	2024	2023
Commercial/Industrial operating income	$1,018	$981
Plus: Commercial/Industrial depreciation and amortization	105	110
Plus: General, administrative, cost of sales and other expenses	1,620	1,452
Less: Other revenues including land sales	(870)	(561)
Total Commercial/Industrial net operating income	$1,873	$1,982

($ in thousands)	Three Months Ended March 31,
Net operating income	2024	2023
Pastoria Energy Facility	$1,225	$1,295
TRCC	312	296
Communication leases	246	244
Other commercial leases	90	147
Total Commercial/Industrial net operating income	$1,873	$1,982
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
The following schedule reconciles net income of unconsolidated joint ventures to NOI of unconsolidated joint ventures. Please refer to Note 14 (Investment in Unconsolidated and Consolidated Joint Ventures) of the Notes to Unaudited Consolidated Financial Statements for further discussion on joint ventures.

	Three Months Ended March 31,
($ in thousands)	2024	2023
Earnings of unconsolidated joint ventures	$2,745	$2,579
Interest expense of unconsolidated joint ventures	3,043	2,310
Operating income of unconsolidated joint ventures	5,788	4,889
Depreciation and amortization of unconsolidated joint ventures	3,064	2,424
Net operating income of unconsolidated joint ventures	$8,852	$7,313

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
Our current RCL has a $47,942,000 outstanding balance. The interest rate on this line of credit can float at a rate equal to one-month term SOFR plus 2.25% for an effective rate of 7.58% at March 31, 2024. During the term of this RCL (which matures in January 2029), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary outstanding balances.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2024
(In thousands except percentage data)

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Assets:
Marketable securities	$21,680	$3,468	$—	$—	$—	$—	$25,148	$25,119
Weighted average interest rate	5.19%	4.92%	—%	—%	—%	—%	5.15%
Liabilities:
Revolving line-of-credit	$—	$—	$—	$—	$—	$47,942	$47,942	$47,942
Weighted average interest rate[1]	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%, and the rate was 7.58% as of March 31, 2024.

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
With respect to accounts receivable, the amount at risk primarily relates to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $5,593,000 of accounts receivable outstanding at March 31, 2024, $1,689,000 or 30%, pertains to pistachio sales receivables that are at risk to changing prices. Over the previous three years, pistachio prices have fluctuated between $1.62 to $2.14.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 11 (Commitments and Contingencies) in the Notes to Unaudited Consolidated Financial Statements in this report.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None
(b) Not applicable.
(c) None.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.5	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20

10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 25
10.33	Revolving Line of Credit	FN 36
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders, LLC Redemption and Withdrawal Agreement - Lewis Tejon Member	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	*Executive Severance Agreement - Executive Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	FN 42
10.52	Credit Agreement Between Tejon Ranchcorp and Bank of America, N.A.	FN 43
10.53	Executive Officer Severance Agreement – Marc Hardy	FN 44
10.54	Credit Agreement Between Tejon Ranchcorp and AgWest Farm Credit, PCA	FN 45
10.55	Consulting Letter Agreement between Tejon Ranch Co. and Gregory S. Bielli	FN 46
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2023, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the period ended March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 22	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.31 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 25	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.32 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.

FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 34	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 35	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 36	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.
FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 42	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022, is incorporated herein by reference.
FN 43	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.52 to our Quarterly Report on Form 10-Q for the period ended September 30, 2022, is incorporated herein by reference.
FN 44	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.53 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023, is incorporated herein by reference.
FN 45	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 20, 2023, is incorporated herein by reference.

FN 46	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on March 26, 2024, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

May 7, 2024	/s/ Gregory S. Bielli
Date	Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2024	/s/ Brett A. Brown
Date	Brett A. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 7, 2024	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)