Form 10-Q
period 2024-06-30
TEJON RANCH CO
filed 2024-08-06
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-07183
TEJON RANCH CO.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)
77-0196136
(I.R.S. Employer Identification No.)
4436 Lebec Road, P.O. Box 1000, Lebec, California 93243
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on July 31, 2024 was 26,814,680.

TEJON RANCH CO. AND SUBSIDIARIES

Glossary

The following initialisms or acronyms may be used in this document and shall be defined as set forth below:

AKIP	Advance Kern Incentive Program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVEK	Antelope Valley East Kern Water Agency
CFL	Centennial Founders, LLC
CBD	Center for Biological Diversity
CEQA	California Environmental Quality Act
CFD	Community Facilities District
CNPS	California Native Plant Society
EBITDA	Earnings Before Interest Taxes Depreciation and Amortization
EIR	Environmental Impact Report
FTZ	Foreign Trade Zone
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
MV	Mountain Village at Tejon Ranch
NOI	Net Operating Income
PEF	Pastoria Energy Facility, LLC
RCL	Revolving Credit Line
RWA	Tejon Ranch Conservation and Land Use Agreement
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SWP	State Water Project
TCWD	Tejon-Castac Water District
TRCC	Tejon Ranch Commerce Center
TRPFFA	Tejon Ranch Public Facilities Financing Authority
WRMWSD	Wheeler Ridge Maricopa Water Storage District

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$33,032	$31,907
Marketable securities - available-for-sale	16,533	32,556
Accounts receivable	2,359	8,352
Inventories	9,001	3,493
Prepaid expenses and other current assets	3,567	3,502
Total current assets	64,492	79,810
Real estate and improvements - held for lease, net	16,426	16,609
Real estate development (includes $122,329 at June 30, 2024 and $119,788 at December 31, 2023, attributable to CFL (Note 14))	357,574	337,257
Property and equipment, net	56,074	53,985
Investments in unconsolidated joint ventures	32,134	33,648
Net investment in water assets	57,800	52,130
Other assets	6,334	4,084
TOTAL ASSETS	$590,834	$577,523

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$13,234	$6,457
Accrued liabilities and other	3,871	3,214
Deferred income	1,681	1,891
Total current liabilities	18,786	11,562
Revolving line of credit	51,942	47,942
Long-term deferred gains	11,447	11,447
Deferred tax liability	8,267	8,269
Other liabilities	15,809	15,207
Total liabilities	106,251	94,427
Commitments and contingencies (Note 11)
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,806,409 at June 30, 2024 and 26,770,545 at December 31, 2023	13,404	13,386
Additional paid-in capital	347,040	345,609
Accumulated other comprehensive loss	(175)	(171)
Retained earnings	108,951	108,908
Total Tejon Ranch Co. Stockholders’ Equity	469,220	467,732
Non-controlling interest	15,363	15,364
Total equity	484,583	483,096
TOTAL LIABILITIES AND EQUITY	$590,834	$577,523
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Real estate - commercial/industrial	$2,550	$2,633	$5,495	$5,309
Mineral resources	2,032	1,600	4,521	8,512
Farming	142	1,025	1,007	2,210
Ranch operations	965	840	2,072	2,332
Total revenues	5,689	6,098	13,095	18,363
Costs and Expenses:
Real estate - commercial/industrial	1,990	1,685	3,917	3,380
Real estate - resort/residential	427	324	1,988	712
Mineral resources	1,115	925	3,231	4,991
Farming	1,087	1,474	3,154	3,487
Ranch operations	1,261	1,338	2,488	2,668
Corporate expenses	3,357	2,222	5,849	4,509
Total expenses	9,237	7,968	20,627	19,747
Operating loss	(3,548)	(1,870)	(7,532)	(1,384)
Other Income (Loss):
Investment income	630	619	1,315	1,075
Other (loss) income, net	(71)	(32)	(141)	302
Total other income, net	559	587	1,174	1,377
Loss from operations before equity in earnings of unconsolidated joint ventures and income tax	(2,989)	(1,283)	(6,358)	(7)
Equity in earnings of unconsolidated joint ventures, net	2,769	1,938	4,282	3,455
(Loss) income before income tax	(220)	655	(2,076)	3,448
Income tax (benefit) expense	(1,176)	391	(2,118)	1,404
Net income	956	264	42	2,044
Net (loss) income attributable to non-controlling interest	(1)	(3)	(1)	3
Net income attributable to common stockholders	$957	$267	$43	$2,041
Net income per share attributable to common stockholders, basic	$0.04	$0.01	$0.00	$0.08
Net income per share attributable to common stockholders, diluted	$0.04	$0.01	$0.00	$0.08

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$956	$264	$42	$2,044
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	2	(27)	(6)	77
Unrealized gain on interest rate swap	—	1,085	—	285
Other comprehensive income (loss) before taxes	2	1,058	(6)	362
Income tax (provision) benefit related to other comprehensive income items	—	(296)	2	(101)
Other comprehensive income (loss)	2	762	(4)	261
Comprehensive income	958	1,026	38	2,305
Comprehensive (loss) income attributable to non-controlling interests	(1)	(3)	(1)	3
Comprehensive income attributable to common stockholders	$959	$1,029	$39	$2,302
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$42	$2,044
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,921	1,975
Amortization of discount of marketable securities	(352)	(238)
Equity in earnings of unconsolidated joint ventures, net	(4,282)	(3,455)
Non-cash retirement plan expense	178	133
Profit from water sales[1]	—	(490)
(Gain) loss on sale of property plant and equipment	(5)	59
Deferred income taxes	1	—
Stock compensation expense	2,354	1,505
Excess tax benefit from stock-based compensation	(1)	(105)
Distribution of earnings from unconsolidated joint ventures	674	2,377
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	(1,104)	(3,199)
Current liabilities	(452)	563
Net cash (used in) provided by operating activities	(1,026)	1,169
Investing Activities
Maturities and sales of marketable securities	76,869	53,038
Funds invested in marketable securities	(60,500)	(58,930)
Real estate and equipment expenditures	(22,077)	(10,188)
Reimbursement proceeds from Community Facilities District	3,309	—
Proceeds from sale of property plant and equipment	11	—
Investment in unconsolidated joint ventures	—	(750)
Distribution of equity from unconsolidated joint ventures	5,811	10,692
Proceeds from water sales[1]	—	1,324
Investments in water assets	(5,066)	(4,666)
Net cash used in investing activities	(1,643)	(9,480)
Financing Activities
Borrowings on line of credit	4,000	—
Repayments of long-term debt	—	(872)
Taxes on vested stock grants	(206)	(2,594)
Net cash provided by (used in) financing activities	3,794	(3,466)
Increase (decrease) in cash, cash equivalents, and restricted cash	1,125	(11,777)
Cash, cash equivalents, and restricted cash at beginning of period	32,407	39,619
Cash, cash equivalents, and restricted cash at end of period	$33,532	$27,842

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$33,032	$27,342
Restricted cash (included in prepaid expenses and other current assets)	500	500
Total cash, cash equivalents, and restricted cash	$33,532	$27,842

Supplemental cash flow information
Non-cash investing activities
Accrued capital expenditures included in current liabilities	$5,579	$540
Accrued long-term water assets included in current liabilities	$1,286	$962

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

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, March 31, 2024	26,797,440	$13,400	$346,141	$(177)	$107,994	$467,358	$15,364	$482,722
Net income (loss)	—	—	—	—	957	957	(1)	956
Other comprehensive income	—	—	—	2		2	—	2
Restricted stock issuance	8,969	4	(4)	—	—	—	—	—
Stock compensation	—	—	903	—	—	903	—	903
Balance, June 30, 2024	26,806,409	$13,404	$347,040	$(175)	$108,951	$469,220	$15,363	$484,583

Balance, March 31, 2023	26,710,432	$13,356	$343,438	$(2,529)	$107,417	$461,682	$15,370	$477,052
Net income (loss)	—	—	—	—	267	267	(3)	264
Other comprehensive income	—	—	—	762		762	—	762
Restricted stock issuance	8,341	3	(4)	—	—	(1)	—	(1)
Stock compensation	—	—	1,000	—	—	1,000	—	1,000
Balance, June 30, 2023	26,718,773	$13,359	$344,434	$(1,767)	$107,684	$463,710	$15,367	$479,077

See accompanying notes.

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2023	26,770,545	$13,386	$345,609	$(171)	$108,908	$467,732	$15,364	$483,096
Net income (loss)	—	—	—	—	43	43	(1)	42
Other comprehensive loss	—	—	—	(4)	—	(4)	—	(4)
Restricted stock issuance	54,319	27	(27)	—	—	—	—	—
Stock compensation	—	—	1,655	—	—	1,655	—	1,655
Shares withheld for taxes and tax benefit of vested shares	(18,455)	(9)	(197)	—	—	(206)	—	(206)
Balance, June 30, 2024	26,806,409	$13,404	$347,040	$(175)	$108,951	$469,220	$15,363	$484,583

Balance, December 31, 2022	26,541,553	$13,271	$345,344	$(2,028)	$105,643	$462,230	$15,364	$477,594
Net income	—	—	—	—	2,041	2,041	3	2,044
Other comprehensive income	—	—	—	261	—	261	—	261
Restricted stock issuance	356,065	177	(179)	—	—	(2)	—	(2)
Stock compensation	—	—	1,774	—	—	1,774	—	1,774
Shares withheld for taxes and tax benefit of vested shares	(178,845)	(89)	(2,505)	—	—	(2,594)	—	(2,594)
Balance, June 30, 2023	26,718,773	$13,359	$344,434	$(1,767)	$107,684	$463,710	$15,367	$479,077

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
The periods ended June 30, 2024 and 2023 include the consolidation of CFL’s statements of operations within the resort/residential real estate development segment, statements of changes in equity, and statements of cash flows. The Company’s June 30, 2024 and December 31, 2023 balance sheets are presented on a consolidated basis, including the consolidation of CFL.
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
Financial Instruments
Certain financial instruments are carried on the consolidated balance sheets at cost or amortized cost basis, which approximates fair value due to their short-term and highly liquid nature.  These instruments include cash and cash equivalents, restricted cash, time deposits, accounts receivable, security deposits held for customers, accounts payable, and other accrued liabilities. The fair value of the revolving line of credit also approximates its carrying value, as the interest rate is variable and approximates prevailing market interest rates for similar debt arrangements.
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relates to funds held in escrow. The Company had $500,000 of restricted cash as of June 30, 2024 and December 31, 2023.
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
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting - Improvements to Reportable Segment Disclosures". This ASU requires quarterly disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. This ASU will be effective for the Company's annual report on Form 10-K beginning with the year ending December 31, 2024, and for subsequent quarterly and annual reports. The Company is currently in the process of evaluating the impact of this ASU on the Company's consolidated financial statements and footnote disclosures.

Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic740) - Improvements to Income Tax Disclosures". This ASU requires public business entities to disclose a tabular rate reconciliation of both percentages and reporting currency amounts on an annual basis. The ASU also requires disclosure of information on the amount of income taxes paid disaggregated by federal, state and foreign taxes. This ASU is effective for annual periods beginning after December 15, 2024. The pronouncement is not expected to have a material effect on our consolidated financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average number of shares outstanding:
Common stock	26,800,594	26,713,090	26,794,469	26,680,508
Common stock equivalents	48,746	87,146	83,702	65,194
Diluted shares outstanding	26,849,340	26,800,236	26,878,171	26,745,702

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

($ in thousands)		June 30, 2024		December 31, 2023
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrealized losses for less than 12 months		$—	$—	$174	$174
with unrealized gains		—	—	385	385
Total Certificates of deposit	Level 1	—	—	559	559
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		12,072	12,049	13,797	13,787
with unrealized gains		—	—	2,374	2,374
Total U.S. Treasury and agency notes	Level 2	12,072	12,049	16,171	16,161
Corporate notes
with unrealized losses for less than 12 months		2,995	2,993	15,598	15,587
with unrealized losses for more than 12 months		500	498	—	—
with unrealized gains		993	993	249	249
Total Corporate notes	Level 2	4,488	4,484	15,847	15,836

		$16,560	$16,533	$32,577	$32,556
The Company uses an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At June 30, 2024, the Company has not recorded any credit losses.
As of June 30, 2024, the fair market value of investment securities was $27,000 below their cost basis. The Company’s gross unrealized holding gains equaled $0 and gross unrealized holding losses equaled $27,000. For the three months ended June 30, 2024, the adjustment to accumulated other comprehensive loss reflected an increase in market value of $2,000, including estimated taxes of $1,000. For the six months ended June 30, 2024, the adjustment to accumulated other comprehensive loss reflected a decline in market value of $6,000, including estimated taxes of $2,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance. The accrued interest receivables balance totaled $101,000 as of June 30, 2024 and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at June 30, 2024 and December 31, 2023 were caused by relative changes in interest rates since the time of purchase and not changes in credit quality. The contractual cash flows for these securities are guaranteed by U.S. government agencies. As of June 30, 2024 and December 31, 2023, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of June 30, 2024 and December 31, 2023.

Corporate notes
The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of June 30, 2024 and December 31, 2023, the Company did not intend to sell these securities and it is not more-likely-than-not the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of June 30, 2024 and December 31, 2023.
The following tables summarize the maturities, at par, of marketable securities as of:

	June 30, 2024
($ in thousands)	2024	2025	Total
U.S. Treasury and agency notes	$5,686	$6,470	$12,156
Corporate notes	4,500	—	4,500
	$10,186	$6,470	$16,656

	December 31, 2023
($ in thousands)	2024	Total
Certificates of deposit	$560	$560
U.S. Treasury and agency notes	16,212	$16,212
Corporate notes	15,880	15,880
	$32,652	$32,652
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of June 30, 2024.
4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	June 30, 2024	December 31, 2023
Real estate development
Mountain Village	$156,631	$155,168
Centennial	122,329	119,788
Grapevine	41,642	40,716
Tejon Ranch Commerce Center	36,972	21,585
Real estate development	$357,574	$337,257

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	$20,596	$20,606
Less accumulated depreciation	(4,170)	(3,997)
Real estate and improvements - held for lease, net	$16,426	$16,609

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
Water revenues and cost of sales were as follows for the six months ended ($ in thousands):

	June 30, 2024	June 30, 2023
Acre-Feet Sold	1,325	3,050

Revenues	$1,660	$5,099
Cost of sales	1,415	2,976
Profit	$245	$2,123

Costs assigned to water assets held for future use were as follows ($ in thousands):

	June 30, 2024	December 31, 2023
Banked water and water for future delivery	$31,002	$31,002
Transferable water	7,108	756
Total water held for future use at cost	$38,110	$31,758

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	June 30, 2024		December 31, 2023
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(6,514)	$11,581	$(6,272)
Nickel water rights	18,740	(6,854)	18,740	(6,532)
Tulare Lake Basin water rights	6,479	(3,742)	6,479	(3,624)
	$36,800	$(17,110)	$36,800	$(16,428)
Net cost of purchased water contracts	19,690		20,372
Total cost of water held for future use	38,110		31,758
Net investments in water assets	$57,800		$52,130

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

(in acre-feet, unaudited)	June 30, 2024	December 31, 2023
Water held for future use
TCWD - Banked water owned by the Company	65,644	65,005
Company water bank	54,728	54,728
Transferable water	7,856	1,000
Recharged project water	6,590	6,590
Total water held for future use	134,818	127,323
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	166,251	158,756
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
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following:

($ in thousands)	June 30, 2024	December 31, 2023
Accrued vacation	$677	$657
Accrued paid personal leave	279	309
Accrued bonus	1,553	1,962
Accrued stock compensation expense	1,153	—
Other	209	286
	$3,871	$3,214
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	June 30, 2024	December 31, 2023
Revolving line-of-credit[1]	$51,942	$47,942
[1]The deferred loan costs for revolving line-of-credit as of June 30, 2024 and December 31, 2023 were recorded under the caption Other Assets on the Consolidated Balance Sheets.
On November 17, 2023, the Company entered into a Credit Agreement with AgWest Farm Credit, PCA and certain other lenders. The Revolving Credit Facility provides TRC a RCL in the amount of $160,000,000. The RCL requires interest only payments and has a maturity date of January 1, 2029. As of June 30, 2024, the outstanding balance under the RCL was $51,942,000, and the interest rate was one-month term SOFR plus a margin of 2.25% for an effective rate of 7.58% at June 30, 2024.

Funds from the RCL in November 2023 were used to pay off and close out the existing Bank of America, N.A. Term Note and Revolving Line of Credit Note. The amount of this pay off was $47,078,564 plus accrued interest and fees on the Bank of America Term Note. The Company evaluated the debt exchange under ASC Topic 470 and determined that the exchange should be treated as a debt extinguishment.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	June 30, 2024	December 31, 2023
Supplemental executive retirement plan liability (See Note 12)	$6,039	$6,124
Excess joint venture distributions and other (See Note 14)	9,770	9,083
Total	$15,809	$15,207

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

The following is a summary of the Company’s Performance Condition Grants outstanding as of June 30, 2024:

Performance Condition Grants
Target performance	429,418
Maximum performance	543,023
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the six months ended June 30, 2024:

June 30, 2024
Stock grants outstanding beginning of period at target achievement	248,768
New stock grants/additional shares due to achievement in excess of target	386,956
Vested grants	(22,025)
Expired/forfeited grants	(10,905)
Stock grants outstanding end of period at target achievement	602,794

The following is a summary of the assumptions used to determine the fair value for the Company’s outstanding market-based Performance Condition Grants as of June 30, 2024:

($ in thousands except for share prices)
Grant date	12/16/2021	03/17/2022	12/14/2022	06/16/2023
Vesting end	12/16/2024	03/17/2025	12/14/2025	12/31/2025
Target share price to achieve award	$21.58	$20.43	$21.99	$20.72

Expected volatility	31.29%	31.54%	32.14%	26.58%
Risk-free interest rate	0.92%	2.13%	3.84%	4.38%

Simulated Monte Carlo share price	$21.48	$21.75	$26.00	$20.24
Shares granted	3,536	13,338	4,613	9,515
Total fair value of award	$76	$290	$120	$193

($ in thousands except for share prices)
Grant date	08/21/2023	12/16/2023	03/13/2024	03/13/2024
Vesting end	12/31/2025	12/31/2026	12/31/2024	03/22/2027
Share price at target achievement	$19.20	$19.65	$17.58	$18.93

Expected volatility	25.55%	25.91%	28.21%	25.56%
Risk-free interest rate	4.74%	4.02%	5.19%	4.31%

Simulated Monte Carlo share price	$17.88	$19.74	$15.28	$18.36
Shares granted	1,650	4,828	18,626	15,225
Total fair value of award	$30	$95	$285	$280

The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of June 30, 2024 were $5,866,000 and 14 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant and is expensed over the performance period if it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum, the Company determines, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, the Company determines the number of awards probable of vesting and expenses the grant date fair value of such awards over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company adjusts compensation cost according to the actual outcome of the performance condition.

Cash-Settled Awards
Time-Based Cash-Settled Awards

On March 13, 2024, the Company granted 75,117 time-based cash-settled awards to the Chief Executive Officer that vest on December 31, 2024. These awards are classified as liabilities, measured at fair value on the date of grant, and remeasured at each reporting date, based on the Company’s share price. Compensation cost is amortized on a straight-line method over the remaining vesting period. As of June 30, 2024, $0.7 million of total unrecognized compensation cost is expected to be recognized on outstanding cash-settled awards over the remaining vesting period based on fair value as of June 30, 2024.

Performance-Based Cash-Settled Awards
On March 13, 2024, the Company granted 14,867 performance condition grants, with market-based conditions, that are cash-settled awards to the Chief Executive Officer. These awards are classified as liabilities, measured at fair value on the date of grant, and remeasured at each reporting date based on a Monte Carlo model. Compensation cost is recognized in proportion to the completed requisite service period through December 31, 2024. The amount of awards earned ranges between 0% and 200% of the target amount depending upon performance achieved over the performance period commencing on the grant date and ending on the last day of the Company’s 2024 fiscal year, and settled in cash. The performance conditions of the award are achieved at a target share price of $17.58. As of June 30, 2024, $0.1 million of total unrecognized compensation cost is expected to be recognized on outstanding performance-based cash-settled awards over the remaining performance period based on the fair value as of June 30, 2024.
On March 13, 2024, the Company granted 120,188 performance milestone cash-settled awards to the Chief Executive Officer. These awards are classified as liabilities, measured at fair value on the date of grant, and remeasured at each reporting date, based on the Company’s share price. Compensation cost is recognized based on an estimate of the probability of achieving the performance objective at the associated level of achievement in proportion to the completed requisite service period through December 31, 2024. The amount of awards earned for each milestone is either 0% or 100% of the target amount depending upon performance achieved over the performance period commencing on the grant date and ending on the last day of the Company’s 2024 fiscal year, and settled in cash. The performance conditions of the award are achieved based on established milestones. If such milestones are not met or become not probable of being met during the performance period, no compensation cost is recognized and any previously recognized compensation cost is reversed. As of June 30, 2024, $1.1 million of total unrecognized compensation cost is expected to be recognized on outstanding performance-based cash-settled awards over the remaining performance period based on the fair value and the estimated probability of achievement as of June 30, 2024.
Under the 2023 Stock Incentive Plan, each non-employee director, during the years presented, received all or a portion of his or her annual compensation in stock.
The following table summarizes stock compensation costs for the Company's 2023 Stock Incentive Plan, 1998 Stock Incentive Plan, and the prior Non-Employee Director Stock Incentive Plan for the following periods:

($ in thousands)	Six Months Ended June 30,
Employee:	2024	2023
Expensed	$2,075	$1,220
Capitalized	423	269
	2,498	1,489
Director:	279	285
Total Stock Compensation Costs	$2,777	$1,774
10.     INCOME TAXES
The Company’s provision for income taxes as of June 30, 2024 has been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the six months ended June 30, 2024, the Company’s income tax benefit was $2,118,000 compared to income tax expense of $1,404,000 for the six months ended June 30, 2023. Effective tax rates were 102% and 41% for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had income taxes receivable of $3,646,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.
For the six months ended June 30, 2024, the Company’s effective tax rate was above statutory tax rates as a result of permanent differences related to Section 162(m) limitations. Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
11.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $13,824,000 is expected to be paid in 2024. In the first six months of 2024, the Company paid $10,126,000 for this water. These estimated water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. Contractual obligations for future water payments were $289,010,000 as of June 30, 2024.

Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be determined until the future payment dates. As of June 30, 2024, the Company believes the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.
Community Facilities Districts
TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. For the development of TRCC, TRPFFA has created two CFDs: the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $19,540,000 of outstanding bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $72,055,000 of outstanding bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $44,035,000 of additional bond debt authorized by TRPFFA that can be sold in the future as of June 30, 2024.
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
As a landowner in each CFD, the Company is obligated to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of June 30, 2024, there were no additional improvement funds remaining from the West CFD bonds. There are $7,284,000 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. On July 25, 2024, TRPFFA sold bonds which will provide approximately $25,000,000 of improvement funds for the reimbursement of public infrastructure costs at TRCC-East. During fiscal 2024, the Company expects to pay approximately $2,803,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future, based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on June 30, 2024.
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

Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At June 30, 2024, the investment mixes were approximately at 99% debt and 1% money market funds. At December 31, 2023, the investment mixes were approximately 99% debt, and 1% money market funds. The weighted-average discount rate used in determining the periodic pension cost is 4.85% in both 2024 and 2023. The expected long-term rate of return on plan assets is 5.00% for both fiscal 2024 and 2023. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement earnings for the Benefit Plan was as follows:

	Six Months Ended June 30,
($ in thousands)	2024	2023
(Cost)/earnings components:
Interest cost	$(208)	$(208)
Expected return on plan assets	224	210
Net amortization and deferral	(28)	(34)
Total net periodic pension cost	$(12)	$(32)

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
The pension and retirement expense for the SERP was as follows:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Cost components:
Interest cost	$(138)	$(146)
Net amortization and other	(26)	(20)
Total net periodic pension cost	$(164)	$(166)

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
The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Commercial/industrial revenues	$2,550	$2,633	$5,495	$5,309
Equity in earnings of unconsolidated joint ventures	2,769	1,938	4,282	3,455
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	5,319	4,571	9,777	8,764
Commercial/industrial expenses	1,990	1,685	3,917	3,380
Operating results from commercial/industrial and unconsolidated joint ventures	$3,329	$2,886	$5,860	$5,384
Real Estate - Resort/Residential Development
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $427,000 and $324,000 for the three months ended June 30, 2024 and 2023, respectively. The segment generated losses of $1,988,000 and $712,000 for the six months ended June 30, 2024 and 2023, respectively.
Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Mineral resources revenues	$2,032	$1,600	$4,521	$8,512
Mineral resources expenses	1,115	925	3,231	4,991
Operating results from mineral resources	$917	$675	$1,290	$3,521
Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Farming revenues	$142	$1,025	$1,007	$2,210
Farming expenses	1,087	1,474	3,154	3,487
Operating results from farming	$(945)	$(449)	$(2,147)	$(1,277)

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses, such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Ranch operations revenues	$965	$840	$2,072	$2,332
Ranch operations expenses	1,261	1,338	2,488	2,668
Operating results from ranch operations	$(296)	$(498)	$(416)	$(336)
14.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting, unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of June 30, 2024 was $32,134,000. The equity in the income of unconsolidated joint ventures was $4,282,000 for the six months ended June 30, 2024. The unconsolidated joint ventures have not been consolidated as of June 30, 2024, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments, as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components, such as fuel inventory and pricing at the facility. The Company's investment in this joint venture was $22,589,000 as of June 30, 2024.
•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of industrial and commercial properties throughout the United States. The Company partnered with Majestic to form five active 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. The Company and Majestic guarantee the performance of all outstanding debt. For those investments in a deficit position, in accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
•On March 29, 2022, TRC-MRC 5 LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2023, and the joint venture has leased 100% of the rentable space. The joint venture refinanced the construction loan in February 2024 with a promissory note. The note matures on February 3, 2035, and had an outstanding balance of $53,170,000 as of June 30, 2024. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,439,000.
•On March 25, 2021, TRC-MRC 4 LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2022, and the joint venture has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $61,361,000 as of June 30, 2024. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $6,135,000.

•In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building on the Company's property at TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $33,179,000 as of June 30, 2024. The Company's investment in this joint venture was $234,000 as of June 30, 2024.
•In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, and was largely financed through a promissory note. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 3, 2028 and had an outstanding principal balance of $21,591,000 as of June 30, 2024. The building was 100% leased as of June 30, 2024. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $848,000.
•In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction in 2017. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $21,811,000 was outstanding as of June 30, 2024. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance in its investment of $1,340,000.
•TRCC/Rock Outlet Center LLC – This joint venture was formed in 2013 with Rockefeller Group Development Corporation, or Rockefeller to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. At June 30, 2024, the Company’s equity investment balance in this joint venture was $9,311,000. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On August 16, 2023, the TRCC/Rock Outlet Center LLC joint venture successfully extended the maturity date of its term note with a financial institution from May 31, 2024 to June 30, 2025. In connection with the loan extension, the joint venture also reduced the outstanding amount by $6,000,000. As of June 30, 2024, the outstanding balance of the term note was $20,702,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – CFL is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of June 30, 2024, the Company owned 93.57% of CFL.
The Company’s investment balance in each of its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The variance represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of those assets.
Unaudited condensed statements of operations for the three and six months ended June 30, 2024 and 2023 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of June 30, 2024 and December 31, 2023 are as follows:

	Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$41,399	$40,214	$3,959	$2,874	$2,376	$1,725
TRCC/Rock Outlet Center, LLC[1]	1,672	1,563	(673)	(872)	(337)	(437)
TRC-MRC 1, LLC	992	1,158	119	357	59	178
TRC-MRC 2, LLC	1,713	1,431	666	734	333	367
TRC-MRC 3, LLC	1,078	1,081	210	207	105	104
TRC-MRC 4, LLC	2,189	1,759	365	18	182	9
TRC-MRC 5, LLC	1,398	—	101	(16)	51	(8)
Total	$50,441	$47,206	$4,747	$3,302	$2,769	$1,938

Centennial Founders, LLC	$10	$—	$(18)	$(71)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.3 million for the three months ended June 30, 2024 and June 30, 2023.

	Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$75,898	$75,026	$5,365	$5,144	$3,219	$3,087
TRCC/Rock Outlet Center, LLC[1]	3,504	2,994	(1,265)	(1,759)	(633)	(880)
TRC-MRC 1, LLC	1,857	2,119	303	453	151	226
TRC-MRC 2, LLC	3,195	2,821	1,776	1,401	888	701
TRC-MRC 3, LLC	2,186	2,132	427	403	214	202
TRC-MRC 4, LLC	3,962	3,535	643	269	321	134
TRC-MRC 5, LLC	2,970	—	243	(30)	122	(15)
Total	$93,572	$88,627	$7,492	$5,881	$4,282	$3,455

Centennial Founders, LLC	$66	$175	$(13)	$38	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.7 million and $0.6 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

	June 30, 2024				December 31, 2023
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity (Deficit)	Equity	Assets	Debt	Equity (Deficit)	Equity
Petro Travel Plaza Holdings, LLC	$78,378	$(12,174)	$58,315	$22,589	$72,633	$(12,556)	$52,950	$19,370
TRCC/Rock Outlet Center, LLC	55,904	(20,702)	34,270	9,311	58,040	(20,850)	35,535	9,943
TRC-MRC 1, LLC	24,430	(21,811)	1,867	—	25,224	(22,144)	1,684	—
TRC-MRC 2, LLC	20,486	(21,591)	(739)	—	18,882	(21,939)	(2,597)	—
TRC-MRC 3, LLC	35,422	(33,179)	3,076	234	35,467	(33,627)	2,087	141
TRC-MRC 4, LLC	50,045	(61,361)	(10,388)	—	49,964	(61,776)	(12,192)	—
TRC-MRC 5, LLC	52,279	(53,170)	123	—	49,687	(35,138)	8,390	4,194
Total	$316,944	$(223,988)	$86,524	$32,134	$309,897	$(208,030)	$85,857	$33,648

Centennial Founders, LLC	$106,297	$—	$105,940	***	$104,979	$—	$104,753	***

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
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer is one of nine directors at WRMWSD. As of June 30, 2024, the Company paid $3,718,000 for these water contracts and related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for the Company's crops and real estate operations, future prices, production and demand for oil and other minerals, future development of the Company's property, future revenue and income of its jointly-owned travel plaza and other joint venture operations, the adequacy of future cash flows to fund our operations, the adequacy of current assets and contracts to meet our water and other commitments, market value risks associated with investment and risk management activities and with respect to inventory and accounts receivable, our outstanding indebtedness, ongoing negotiations and other future events and conditions. In some cases, these statements are identifiable through use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance, are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market, geopolitical and economic forces, availability of financing for land development activities, and competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for several reasons, including those described above and in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K.
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
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the improvement and monetization of our land-based assets. A key element of our strategy is to entitle and then develop large-scale mixed-use master planned residential and commercial/industrial real estate development projects to serve the growing populations of Southern and Central California. Our mixed-use master planned residential developments include up to 35,278 housing units, and more than 35 million square feet of commercial space. We have obtained entitlements on MV and the first approved final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses. Grapevine at Tejon Ranch, or Grapevine, has approved entitlements for 12,000 units and 5 million square feet of commercial development. Centennial at Tejon Ranch, or Centennial, had entitlements approved in 2019 by the Los Angeles County Board of Supervisors. These approvals were litigated in two lawsuits filed in Los Angeles County Superior Court in May 2019 and we have since worked on defending and addressing the ongoing litigation, including considering all options to address the Superior Court’s January 2022 decision and the Superior Court’s March 22, 2023 final judgment. On May 26, 2023, we filed a Notice of Appeal, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. During the appeals process the Superior Court’s order of the rescission of project approvals has been placed on hold. See Note 11 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for additional information regarding the Centennial litigation.
We are currently executing on value creation as we are engaged in construction, commercial sales, and leasing at our fully operational commercial/industrial center, TRCC. During the first quarter of 2024, we began construction of the first phase of a multi-family community, Terra Vista at Tejon, within TRCC. The development is located on a 22-acre site located immediately north of the Outlets at Tejon. In this first phase, we are developing 228 units of multi-family residences, in seven apartment buildings, as well as a clubhouse with pool and fitness facilities. The Conditional Use Permit approved by Kern County Board of Supervisors authorized up to a maximum of 495 multi-family residences to be constructed. Our goal is to deliver the first phase on budget and on time, and we are currently meeting both objectives. All of these efforts are supported by diverse revenue streams generated from other operations, including: farming, mineral resources, ranch operations, and our various joint ventures.

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
At the heart of the commercial/industrial real estate development segment is TRCC, a 20 million square foot commercial/industrial development on Interstate 5 just north of the Los Angeles basin. Over eight million square feet of industrial, commercial and retail space has already been developed or is under development, including distribution centers for IKEA, Caterpillar, Nestlé, Famous Footwear, L'Oreal, Camping World, Sunrise Brands, Dollar General and RectorSeal. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the west coast’s principal north-south goods movement corridor.
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
•Five joint ventures with Majestic Realty Co., or Majestic, to develop, manage, and operate five industrial buildings comprising of 2.8 million square feet of industrial space all within TRCC and all fully leased.
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. Our active developments within this segment are MV, Centennial, and Grapevine, with Grapevine North representing a fourth opportunity in this segment.
•MV encompasses a total of 26,417 acres, of which 5,082 acres is expected to be used for a mixed-use development that will include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space. The first final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses was approved by Kern County in December 2021;
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

Summary of Second Quarter 2024 Performance
For the three months ended June 30, 2024, we had net income attributable to common stockholders of $957,000 compared to net income of $267,000 for the three months ended June 30, 2023. The primary driver of this increase of $690,000 was $1,176,000 of tax benefits recorded during this quarter compared to $391,000 of tax provisions recorded over the comparative period. Equity in earnings of unconsolidated joint ventures increased by $831,000 mainly related to improved fuel margins of our TA/Petro joint venture. Corporate expenses experienced an increase of $1,135,000, primarily attributable to higher stock compensation expenses recorded during the quarter.
For the six months ended June 30, 2024, we had net income attributable to common stockholders of $43,000 compared to $2,041,000 for the same period in 2023. This decrease in net income was primarily attributable to reductions in operating profits within the mineral resources segment of $2,231,000 caused by limited opportunities to sell water, and within the resort/residential segments of $1,276,000 due to higher professional service fees incurred, along with an increase in corporate expenses of $1,340,000 associated with higher stock compensation expenses. Partially offsetting the above-mentioned factors was an increase in tax benefits recognized of $3,522,000 during 2024 when compared with 2023.
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
During the six months ended June 30, 2024, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately, to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation, as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,009	$1,096	$(87)	(8)%
TRCC Leasing	454	421	33	8%
TRCC management fees and reimbursements	214	249	(35)	(14)%
Commercial leases	168	165	3	2%
Communication leases	266	278	(12)	(4)%
Landscaping and other	439	424	15	4%
Total commercial/industrial revenues	$2,550	$2,633	$(83)	(3)%
Total commercial/industrial expenses	$1,990	$1,685	$305	18%
Operating income from commercial/industrial	$560	$948	$(388)	(41)%

•Commercial/industrial real estate development segment revenues were $2,550,000 for the three months ended June 30, 2024, a decrease of $83,000, or 3%, from $2,633,000 for the three months ended June 30, 2023. The decrease was primarily attributable to the decrease in revenue of Pastoria Energy Facility of $87,000 due to lower spark spread percentage revenue during the period.
•Commercial/industrial real estate development segment expenses were $1,990,000 for the three months ended June 30, 2024, an increase of $305,000, or 18%, from $1,685,000 for the three months ended June 30, 2023. The increase was primarily attributable to higher payroll expense of $103,000 and an increase in insurance cost of $90,000 over the comparative period. Additionally, bad debt reserve increased by $34,000 due to the delinquency related to one tenant, and stock compensation expense for this segment increased by $27,000 over the comparative period.

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Commercial revenues
Pastoria Energy Facility	$2,196	$2,356	$(160)	(7)%
TRCC Leasing	888	826	62	8%
TRCC management fees and reimbursements	522	447	75	17%
Commercial leases	329	322	7	2%
Communication leases	522	531	(9)	(2)%
Landscaping and other	1,038	827	211	26%
Total commercial revenues	$5,495	$5,309	$186	4%
Total commercial expenses	$3,917	$3,380	$537	16%
Operating income from commercial/industrial	$1,578	$1,929	$(351)	(18)%

•Commercial/industrial real estate development segment revenues were $5,495,000 for the six months ended June 30, 2024, an increase of $186,000, or 4%, from $5,309,000 for the six months ended June 30, 2023. The driver of this increase was higher landscaping revenue of $211,000 due to more out-of-scope services, such as clean-up and repairs caused by the heavy winter storms. Partially offsetting the increase was a decrease of $160,000 in revenue from Pastoria Energy Facility due to lower spark spread recorded for the period. Additionally, bad debt reserve increased by $100,000 due to delinquency related to one tenant over comparative period.
•Commercial/industrial real estate development segment expenses were $3,917,000 for the six months ended June 30, 2024, an increase of $537,000, or 16%, from $3,380,000 for the six months ended June 30, 2023. The increase was primarily attributable to higher payroll and stock compensation expense of $242,000 and higher insurance cost of $175,000 over the comparative period.
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
During the quarter ended June 30, 2024, vacancy rates in the Inland Empire continued to climb but at a much slower pace to 6.6%, while leasing activity posted a 24-month high of 11.4 million square feet and net absorption returned to positive territory at 6.5 million square feet. Average asking rents declined for the fourth consecutive quarter. The San Fernando Valley and Ventura County industrial markets continue to experience tight conditions. Vacancy increased marginally to 1.5% in San Fernando Valley and rose by 10 basis points to 2.2% in Ventura County, while overall net absorption was negative in both markets. Average asking rent saw a slight quarter-over-quarter decline in the San Fernando Valley, dropping by $0.05 to $1.68, and by $0.01 in Ventura County to $1.26. See below for the vacancy rates and average asking rent of Inland Empire, San Fernando Valley and Ventura County.

	June 30, 2024	December 31, 2023	June 30, 2023	June 30, 2024	December 31, 2023	June 30, 2023
	Vacancy Rates			Average Asking Rent
Inland Empire	6.6%	5.1%	2.9%	1.31	1.48	1.64
San Fernando Valley and Ventura County	1.8%	1.5%	1.0%	1.55	1.54	1.56

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
Resort/residential real estate development segment expenses were $427,000 for the three months ended June 30, 2024, an increase of $103,000 from $324,000 for the three months ended June 30, 2023. This increase was primarily attributable to an additional $71,000 of payroll expense recorded over the comparative period attributable to an increase in staffing in this segment. We don't expect to see further increase in the near future.
Resort/residential real estate development segment expenses were $1,988,000 for the first six months of 2024, an increase of $1,276,000, or 179%, from $712,000 for the first six months of 2023. The increase was primarily attributable to an additional $1,197,000 of professional service fees and planning costs related to capital efforts tied to our master planned communities.
Our long-term business plan of developing the communities of MV, Centennial, and Grapevine remains unchanged. Long-term macro fundamentals, primarily California's large population and household formation, will support housing demand in our region. California also has a significant documented housing shortage, which we believe our communities will help ease. A majority of the expenditures and capital investment to be incurred within our resort/residential real estate segment are expected to continue to focus on the mixed-use master planned communities of Centennial, Grapevine, and Mountain Village.
As we move forward with our master planned communities, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or our issuance of additional common stock.
Mineral Resources:

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Mineral resources revenues
Oil and gas	$274	$319	$(45)	(14)%
Cement	818	786	32	4%
Rock aggregate	643	487	156	32%
Exploration leases	—	8	(8)	(100)%
Water Sales	297	—	297	100%
Total mineral resources revenues	$2,032	$1,600	$432	27%
Total mineral resources expenses	$1,115	$925	$190	21%
Operating income from mineral resources	$917	$675	$242	36%

•Mineral resources segment revenues were $2,032,000 for the three months ended June 30, 2024, an increase of $432,000, or 27%, from $1,600,000 for the three months ended June 30, 2023. The increase in revenues was mainly due to higher water sales revenue of $297,000 and an increase in rock aggregate royalties of $156,000 attributable to higher pricing.

•Mineral resources segment expenses were $1,115,000 for the three months ended June 30, 2024, an increase of $190,000, or 21%, from $925,000 for the three months ended June 30, 2023. The increase was primarily associated with higher water cost of sales of $231,000 recognized during the quarter.

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Mineral resources revenues
Oil and gas	$479	$517	$(38)	(7)%
Cement	1,349	1,190	159	13%
Rock aggregate	896	786	110	14%
Exploration leases	1	17	(16)	(94)%
Water Sales	1,660	5,099	(3,439)	(67)%
Reimbursables and other	136	903	(767)	(85)%
Total mineral resources revenues	$4,521	$8,512	$(3,991)	(47)%
Total mineral resources expenses	$3,231	$4,991	$(1,760)	(35)%
Operating income from mineral resources	$1,290	$3,521	$(2,231)	(63)%
•Mineral resources segment revenues were $4,521,000 for the first six months of 2024, a decrease of $3,991,000, or 47%, from $8,512,000 for the first six months of 2023. The reduction in revenues was primarily attributable to a decline in water sales revenue of $3,439,000 due to back-to-back above average rainfall years in California, which severely limited water sales opportunities. Reimbursable revenues also decreased $767,000 due to a mineral resources tax reassessment for this segment.
•Mineral resources segment expenses were $3,231,000 for the first six months of 2024, a decrease of $1,760,000, or 35%, when compared to the same period in 2023. The decrease was primarily due to lower water cost of sales recognized of $1,394,000, and a decrease in property tax expense of $488,000 when compared to the previous year.
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
Farming:

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Farming revenues
Almonds	$—	$878	$(878)	(100)%
Hay	10	—	10	100%
Other	132	147	(15)	(10)%
Total farming revenues	$142	$1,025	$(883)	(86)%
Total farming expenses	$1,087	$1,474	$(387)	(26)%
Operating loss from farming	$(945)	$(449)	$(496)	110%
•Farming segment revenues were $142,000 for the three months ended June 30, 2024, a decrease of $883,000, or 86%, from $1,025,000 during the same period in 2023. Almond sales revenue fell by $878,000, due to the lack of crop sales in the second quarter of 2024 compared with 508,000 pounds of crops sold during the second quarter of 2023.
•Farming segment expenses were $1,087,000 for the three months ended June 30, 2024, a decrease of $387,000, or 26%, from $1,474,000 during the same period in 2023. This decrease was consistent with the reduced almonds sales volume when compared to the previous period.

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Farming revenues
Almonds	$740	$1,572	$(832)	(53)%
Pistachios	—	(4)	4	100%
Wine grapes	—	39	(39)	(100)%
Hay	66	175	(109)	(62)%
Other	201	428	(227)	(53)%
Total farming revenues	$1,007	$2,210	$(1,203)	(54)%
Total farming expenses	$3,154	$3,487	$(333)	(10)%
Operating (loss) income from farming	$(2,147)	$(1,277)	$(870)	68%
•Farming segment revenues were $1,007,000 for the first six months of 2024, a decrease of $1,203,000, or 54%, from $2,210,000 during the same period in 2023. Almond sales revenue fell by $832,000 due to lower units sold in the current year. The Company sold 381,000 and 914,000 pounds of almonds during the first six months ended June 30, 2024 and 2023, respectively. Other revenues decreased by $227,000 which was attributable to less farm water sold. Additionally, hay sales revenue decreased by $109,000 due to lower sales volume.
•Farming segment expenses were $3,154,000 for the first six months of 2024, a decrease of $333,000, or 10%, from $3,487,000 when compared to the same period in 2023. Decreases in year-to-date expenses occurred mainly due to lower cost of crop sales over the comparative period.
Our almond, pistachio, and wine grape crop sales are highly seasonal, with most of our sales occurring during the third and fourth quarters. Each year, almonds and pistachios are sold at market prices, while grapes are sold to wineries at contracted prices. The 2024 California state almond production is estimated to come in at 13% above last year, however, there is an expectation that the carryover crop is expected to be less than originally estimated. If the carryover crop is at or below historical averages of 500,000 pounds, the industry has the potential to see an improvement in selling prices. It is too early in the production cycle for 2024 to have a subjective estimate of potential production for almonds, grapes, and pistachios.
Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. Farmers in California faced a warm winter negatively impacting dormant hours, which can impact production especially within pistachios. Late winter and early spring rainstorms impacted the timing of various farming activities such as pesticide sprays, any impact to production will not be known until later in the summer. In addition, higher cultural costs and a reduced bloom cycle with highly compromised bee flight hours created more adversity for farmers. The abundant rain and snow have vastly improved the water situation this year for farmers, while shipping logistics continue to improve.
Labor costs, both internal and through labor contractors, continue to increase and the Company expects this trend to continue over the near future. The Company utilizes external labor contractors, as necessary, for large projects, such as pruning and harvesting, as a way to manage our labor needs. From a broader inflationary standpoint, the Company is seeing, and will continue to see, an increase in production costs, most notably chemicals such as herbicides and pesticides, and fuel costs.
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

Ranch Operations:

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Ranch operations revenues
Game management and other [1]	$418	$373	$45	12%
Grazing	547	467	80	17%
Total ranch operations revenues	$965	$840	$125	15%
Total ranch operations expenses	$1,261	$1,338	$(77)	(6)%
Operating (loss) income from ranch operations	$(296)	$(498)	$202	(41)%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
•Ranch operations revenues were $965,000 for the three months ended June 30, 2024, an increase of $125,000, or 15%, from $840,000 for the same period in 2023. The increase was attributable to higher grazing lease revenues of $80,000 and an increase in game management and other revenue of $45,000 primarily related to higher membership revenue and filming location revenues.
•Ranch operations expenses were $1,261,000 for the three months ended June 30, 2024, a decrease of $77,000, or 6%, from $1,338,000 for the same period in 2023. This decrease was primarily attributable to the savings in payroll and compensation expense of $65,000 and a reduction in building repairs and maintenance expense of $40,000. The above savings were partially offset by an increase in supplies cost of $49,000 compared to the prior period.

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Ranch Operations revenues
Game Management and other [1]	$983	$1,403	$(420)	(30)%
Grazing	1,089	929	160	17%
Total Ranch Operations revenues	$2,072	$2,332	$(260)	(11)%
Total Ranch Operations expenses	$2,488	$2,668	$(180)	(7)%
Operating loss from Ranch Operations	$(416)	$(336)	$(80)	24%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.
•Ranch operations revenues were $2,072,000 for the first six months of 2024, a decrease of $260,000, or 11%, from $2,332,000 for the same period in 2023. The decrease was primarily attributable to lower filming location revenues of $488,000, partially offset by an increase in grazing lease revenue of $160,000.
•Ranch operations expenses were $2,488,000 for the first six months of 2024, a decrease of $180,000, or 7%, from $2,668,000 for the same period in 2023. This decrease was primarily attributable to the savings in payroll and compensation expense of $145,000.
Corporate and Other:
Corporate general and administrative costs were $3,357,000 for the three months ended June 30, 2024, an increase of $1,135,000, or 51%, from $2,222,000 for the same period in 2023. The increase was primarily attributable to higher stock compensation expense of $1,009,000 over the comparative period.
Corporate general and administrative costs were $5,849,000 for the first six months of 2024, an increase of $1,340,000, or 30%, from $4,509,000 for the same period in 2023. We experienced a $979,000 increase in stock compensation expense and a $262,000 increase in professional service fees related to ongoing CEO search during the first six months ended June 30, 2024.
Total other income was $559,000 for the three months ended June 30, 2024, a decrease of $28,000 from $587,000 for the same period in 2023.
Total other income was $1,174,000 for the six months ended June 30, 2024, a decrease of $203,000, from $1,377,000 for the same period in 2023. The decrease was primarily attributable to the $426,000 employee retention credit received during the first quarter of 2023, which did not reoccur in 2024. Partially offsetting this decrease was an increase in investment income of $240,000 resulting from higher interest rates over the comparative periods.

Joint Ventures:

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$2,376	$1,725	$651	38%
TRCC/Rock Outlet Center, LLC	(337)	(437)	100	23%
TRC-MRC 1, LLC	59	178	(119)	(67)%
TRC-MRC 2, LLC	333	367	(34)	(9)%
TRC-MRC 3, LLC	105	104	1	1%
TRC-MRC 4, LLC	182	9	173	1,922%
TRC-MRC 5, LLC	51	(8)	59	738%
Total equity in earnings	$2,769	$1,938	$831	43%

•Equity in earnings was $2,769,000 for the three months ended June 30, 2024, an increase of $831,000, from $1,938,000 during the same period in 2023. The increase was primarily attributable to higher equity in earnings recorded for the TA/Petro joint venture of $651,000 as a result of higher fuel margins, and for the TRC-MRC 4 LLC joint venture of $173,000 due to a full quarter of rental revenue recorded compared with partial revenue over comparative quarter due to a tenant's taking occupancy in the middle of the year. The above increases were partially offset by a decrease in equity in earnings for TRC-MRC1 LLC joint venture of $119,000 associated with higher repair cost over comparative period.

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$3,219	$3,087	$132	4%
TRCC/Rock Outlet Center, LLC	(633)	(880)	247	28%
TRC-MRC 1, LLC	151	226	(75)	(33)%
TRC-MRC 2, LLC	888	701	187	27%
TRC-MRC 3, LLC	214	202	12	6%
TRC-MRC 4, LLC	321	134	187	140%
TRC-MRC 5, LLC	122	(15)	137	913%
Total equity in earnings	$4,282	$3,455	$827	24%
•Equity in earnings were $4,282,000 for the six months ended June 30, 2024, an increase of $827,000, or 24%, from $3,455,000 during the same period in 2023. The biggest driver was the TRCC/Rock Outlet Center joint venture, which was over 90% occupied as of June 30, 2024. Rental revenue for this joint venture increased by $509,000 in the first six months of 2024 over the comparative period. Equity in earnings for our TRC-MRC LLC joint ventures increased due to higher rental rates or rental escalations, except for a decrease in TRC-MRC 1 LLC earnings caused by an increase of repair cost from storm damage of $225,000 over the prior year period, these costs are partially offset by insurance reimbursements of $150,000.
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
Income Taxes
For the six months ended June 30, 2024, we had an income tax benefit of $2,118,000 compared to income tax expense of $1,404,000 for the six months ended June 30, 2023. The effective tax rates approximated 102% and 41% for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had income taxes receivable of $3,646,000. We classify interest and penalties incurred on tax payments as income tax expenses. Our effective tax rates were higher than statutory rates primarily because of permanent differences related to Section 162(m). The Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
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
Our cash, cash equivalents and marketable securities totaled approximately $49,565,000 as of June 30, 2024, a decrease of $14,898,000 from $64,463,000 as of December 31, 2023.
The following table shows our cash flow activities for the six months ended June 30,

(in thousands)	2024	2023
Operating activities	$(1,026)	$1,169
Investing activities	$(1,643)	$(9,480)
Financing activities	$3,794	$(3,466)

Operating Activities
During the first six months of 2024, our operations used $1,026,000. Our operating assets were increased by using $1,104,000 of cash, and our current liabilities were reduced by using $452,000 of cash. Partially offsetting the above-mentioned cash usages was cash distribution from unconsolidated joint ventures of $674,000.
During the first six months of 2023, our operations provided $1,169,000 primarily as a result of distributions of earnings from unconsolidated joint ventures and net income from operations.
Investing Activities
During the first six months of 2024, investing activities used $1,643,000. We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $22,077,000, which included predevelopment activities for our master planned communities, $1,256,000 consisting of permitting efforts for MV, $696,000 consisting of permitting efforts for Grapevine, and costs related to litigation defense for Centennial of $2,148,000. At TRCC, we spent $6,768,000 of construction cost on Terra Visa at Tejon and $6,998,000 on infrastructure improvements at TRCC-East. Within our farming segment, we spent $3,317,000, which included cultural costs for orchards currently classified as under development and replacement of machinery and equipment. Additionally, we used $5,066,000 to acquire water assets. We had marketable securities of $76,869,000 that matured, and we reinvested $60,500,000. Lastly, we received proceeds of $5,811,000 from joint venture distributions and reimbursements of $3,309,000 from a Community Facilities District.

During the first six months of 2023, investing activities used $9,480,000. We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $10,188,000, which included predevelopment activities for our master planned communities; $1,006,000 consisting of permitting efforts for MV; $664,000 consisting of permitting efforts for Grapevine; and costs related to litigation defense for Centennial of $1,628,000. At TRCC, we spent $3,667,000 on infrastructure improvements at TRCC-East. Within our farming segment, we spent $2,738,000, which includes cultural costs for orchards currently classified as under development and replacing machinery and equipment. Lastly, we used $4,666,000 to acquire water assets. We had marketable securities of $53,038,000 that matured, and we reinvested $58,930,000. Lastly, we received proceeds of $10,692,000 and $1,324,000 from joint venture distributions, and water sales, respectively.
As we move forward, we anticipate we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments, including the investments summarized below.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2024 is primarily related to our real estate projects. These estimated investments include approximately $26,562,000 of construction costs for the Terra Vista at Tejon multi-family project phase 1 development and $13,192,000 of infrastructure development at TRCC-East to support the continued commercial retail and industrial development, water treatment system improvements, and expansion of the wastewater treatment plant for future anticipated absorption. We also expect to invest up to $4,336,000 for land planning, litigation/appeals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2024.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2024 and 2023, was $2,009,000 and $1,210,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects, which aggregated $1,493,000 and $1,258,000 for the six months ended June 30, 2024 and 2023, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first six months of 2024, financing activities provided $3,794,000, which was attributable to borrowings on the line of credit of $4,000,000, partially offset by the tax payments on vested share grants of $206,000.
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
Capital Structure and Financial Condition
At June 30, 2024, total capitalization at book value was $536,525,000, consisting of $51,942,000 of debt and $484,583,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 9.7%.
On November 17, 2023, we entered into a Credit Agreement with AgWest Farm Credit, PCA, as administrative agent and letter of credit intermediary (Administrative Agent), and certain other lenders (the Credit Agreement Lenders), collectively, the Revolving Credit Facility. The Revolving Credit Facility provides TRC with (i) a revolving credit line (RCL) in the amount of $160,000,000 and (ii) the option for TRC to utilize a letter of credit sub-facility in the amount of $15,000,000 (LOC Sub-Facility). The LOC Sub-Facility is part of, and not in addition to, the RCL. As further summarized below, the RCL requires interest only payments and has a maturity date of January 1, 2029.

Upon closing of the Revolving Credit Facility, funds from the RCL were used to pay off and close out the existing Bank of America, N.A. Term Note and Revolving Line of Credit Note. The amount of this pay off was $47,078,564 plus accrued interest and fees on the Bank of America Term Note. We evaluated the debt exchange under Accounting Standards Codification (ASC) 470 and determined that the exchange should be treated as a debt extinguishment. Future borrowings under the Revolving Credit Facility will be used for ongoing working capital requirements, including to fund future construction projects, farming and ranching operations, and other general corporate purposes.
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
The interest rate per annum applicable to the Revolving Credit Facility is one-month term SOFR plus an interest rate spread that is based on TRC’s consolidated net liabilities to equity ratio (NLER). The interest rate spread for the NLER has three tiers: (1) 2.75% if the NLER is 55% or more; (2) 2.5% if the NLER is between 35% and less than 55%; and (3) 2.25% if the NLER is less than 35%. The interest rate spread in the previous sentence may effectively be reduced by applying a patronage credit for TRC’s participation in the farm credit program, which patronage credit historically has been (for reference and information purposes only and not as a guarantee of future patronage credit) between 100-125 basis points. The Administrative Agent pays the patronage credit annually in the form of a dividend. As of June 30, 2024, the Company's NLER was in tier 3, or less than 35%, and the applicable interest rate spread was 2.25%.
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
The Revolving Credit Facility also contains customary negative covenants that limits our ability to, among other things, make capital expenditures, incur indebtedness and issue guaranties, consummate certain asset sales, acquisitions or mergers, make investments, pay dividends or repurchase stock, make a change in capital ownership, or incur liens on any assets.
The Revolving Credit Facility contains customary events of default, including: failure to make required payments; failure to comply with terms of the Credit Facility; bankruptcy and insolvency. The Credit Facility contains other customary terms and conditions, including representations and warranties, which are typical for credit facilities of this type.
At June 30, 2024 and December 31, 2023, we were in compliance with all financial covenants.
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
We had a strong liquidity position at June 30, 2024 with $49,565,000 in cash and securities and $104,615,000 available on our RLC to meet any short-term liquidity needs. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.

We continue to expect that substantial investments will be required to develop our land assets. To meet these capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives, such as joint ventures with financial partners, sales of assets, and/or the issuance of common stock. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements in the near term as described earlier in the cash flow and liquidity discussions.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of June 30, 2024, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less		Years 2-3		Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$289,010	$3,698		$28,901		$30,662	$225,749
Revolving line-of-credit	51,942	—		—		51,942	—
Cash contract commitments	57,681	33,676	1	22,675	1	259	1,071
Defined Benefit Plan	5,196	374		975		996	2,851
SERP	5,236	498		1,138		1,100	2,500
Total contractual obligations	$409,065	$38,246		$53,689		$84,959	$232,171
1 - The increase represents our contractual commitments related to our multifamily development.
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
Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial and multi-family developments and entitlement costs related to our industrial and residential development projects. Also, included in the cash contract commitments are estimated fees earned in 2014 by a consultant, related to the entitlement of the Grapevine Development Area. We exited a consulting contract in 2014 related to the Grapevine Development and are obligated to pay an earned incentive fee at the time of successful receipt of all project permits and entitlements and at a value measurement date five-years after entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. We believe that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
As discussed in Note 12 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from us to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from us that are in the SERP program. We expect to contribute $165,000 to our defined benefit plan in the second half of 2024.

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
In connection with the sale of the bonds, there is a standby letter of credit for $3,358,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless we, as the largest landowner in the CFD, fail to make our property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. As of June 30, 2024, we believe that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period and will be renewed in two-year intervals, as necessary. The annual cost related to the letter of credit is approximately $67,000. The tax assessment of each individual property sold or leased within each CFD is not determinable at this time, because it is based on the current tax rate of the property at the time of sale or at the time it is leased to a third-party. Accordingly, we were not required to recognize an obligation as of June 30, 2024.
As of June 30, 2024, aggregate outstanding debt of unconsolidated joint ventures was $223,988,000; $20,702,000 is attributable to the loan for TRCC/Rock Outlet joint venture. This loan is 100% guaranteed at June 30, 2024. All other outstanding debt attributed to our joint ventures have met their respective debt covenants, hence not subject to an effective guarantee at June 30, 2024. We do not provide a guarantee on the $12,174,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net income	$956	$264	$42	$2,044
Net (loss) income attributable to non-controlling interest	(1)	(3)	(1)	3
Interest, net
Consolidated	(630)	(619)	(1,315)	(1,075)
Our share of interest expense from unconsolidated joint ventures	1,552	1,227	3,094	2,402
Total interest, net	922	608	1,779	1,327
Income tax (benefit) expense	(1,176)	391	(2,118)	1,404
Depreciation and amortization:
Consolidated	915	987	1,921	1,975
Our share of depreciation and amortization from unconsolidated joint ventures	1,687	1,339	3,294	2,613
Total depreciation and amortization	2,602	2,326	5,215	4,588
EBITDA	3,305	3,592	4,919	9,360
Stock compensation expense	1,841	884	2,354	1,505
Adjusted EBITDA	$5,146	$4,476	$7,273	$10,865
Net operating income (NOI) is a non-GAAP financial measure calculated as operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding general and administrative expenses, interest expense, depreciation and amortization, and gain or loss on sales of real estate. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our commercial real estate assets.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Commercial/Industrial operating income	$560	$948	$1,578	$1,929
Plus: Commercial/Industrial depreciation and amortization	109	109	214	219
Plus: General, administrative, cost of sales and other expenses	1,742	1,445	3,362	2,897
Less: Other revenues including land sales	(616)	(639)	(1,486)	(1,200)
Total Commercial/Industrial net operating income	$1,795	$1,863	$3,668	$3,845

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Net operating income	2024	2023	2024	2023
Pastoria Energy Facility	$1,047	$1,130	$2,272	$2,425
TRCC	355	301	667	597
Communication leases	266	277	512	521
Other commercial leases	127	155	217	302
Total Commercial/Industrial net operating income	$1,795	$1,863	$3,668	$3,845
We utilize NOI of unconsolidated joint ventures as a measure of financial or operating performance that is not specifically defined by GAAP. We believe NOI of unconsolidated joint ventures provides investors with additional information concerning operating performance of our unconsolidated joint ventures. We also use this measure internally to monitor the operating performance of our unconsolidated joint ventures. Our computation of this non-GAAP measure may not be the same as similar measures reported by other companies. This non-GAAP financial measure should not be considered as an alternative to net income as a measure of the operating performance of our unconsolidated joint ventures or to cash flows computed in accordance with GAAP as a measure of liquidity nor are they indicative of cash flows from operating and financial activities of our unconsolidated joint ventures.
The following schedule reconciles net income of unconsolidated joint ventures to NOI of unconsolidated joint ventures. Please refer to Note 14 (Investment in Unconsolidated and Consolidated Joint Ventures) of the Notes to Unaudited Consolidated Financial Statements for further discussion on joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Earnings of unconsolidated joint ventures	$4,747	$3,302	$7,492	$5,881
Interest expense of unconsolidated joint ventures	3,059	2,417	6,102	4,727
Operating income of unconsolidated joint ventures	7,806	5,719	13,594	10,608
Depreciation and amortization of unconsolidated joint ventures	3,223	2,534	6,287	4,958
Net operating income of unconsolidated joint ventures	$11,029	$8,253	$19,881	$15,566

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
Our current RCL has a $51,942,000 outstanding balance. The interest rate on this line of credit can float at a rate equal to one-month term SOFR plus 2.25% for an effective rate of 7.58% at June 30, 2024. During the term of this RCL (which matures in January 2029), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary outstanding balances.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2024
(In thousands except percentage data)

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Assets:
Marketable securities	$10,145	$6,415	$—	$—	$—	$—	$16,560	$16,533
Weighted average interest rate	5.11%	4.99%	—%	—%	—%	—%	5.06%
Liabilities:
Revolving line-of-credit	$—	$—	$—	$—	$—	$51,942	$51,942	$51,942
Weighted average interest rate[1]	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%, and the rate was 7.58% as of June 30, 2024.

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
With respect to accounts receivable, the amount at risk primarily relates to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $2,359,000 of accounts receivable outstanding at June 30, 2024, $443,000 or 19%, pertains to pistachio sales receivables that are at risk to changing prices. Over the previous three years, pistachio prices have fluctuated between $1.62 to $2.14.

ITEM 4. CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
At the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that all information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None
(b) Not applicable.
(c) None.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.5	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20

10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 25
10.33	Revolving Line of Credit	FN 36
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders, LLC Redemption and Withdrawal Agreement - Lewis Tejon Member	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	*Executive Severance Agreement - Executive Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	FN 42
10.52	Credit Agreement Between Tejon Ranchcorp and Bank of America, N.A.	FN 43
10.53	Executive Officer Severance Agreement – Marc Hardy	FN 44
10.54	Credit Agreement Between Tejon Ranchcorp and AgWest Farm Credit, PCA	FN 45
10.55	Consulting Letter Agreement between Tejon Ranch Co. and Gregory S. Bielli	FN 46
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2023, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the period ended March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 22	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.31 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 25	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.32 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.

FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 34	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 35	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 36	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.
FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 42	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022, is incorporated herein by reference.
FN 43	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.52 to our Quarterly Report on Form 10-Q for the period ended September 30, 2022, is incorporated herein by reference.
FN 44	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.53 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023, is incorporated herein by reference.
FN 45	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 20, 2023, is incorporated herein by reference.

FN 46	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on March 26, 2024, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

August 6, 2024	/s/ Gregory S. Bielli
Date	Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2024	/s/ Brett A. Brown
Date	Brett A. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 6, 2024	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)