Form 10-Q
period 2024-09-30
TEJON RANCH CO
filed 2024-11-07
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on October 31, 2024 was 26,822,768.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,369	$31,907
Marketable securities - available-for-sale	13,892	32,556
Accounts receivable	2,783	8,352
Inventories	7,550	3,493
Prepaid expenses and other current assets	4,053	3,502
Total current assets	55,647	79,810
Real estate and improvements - held for lease, net	16,340	16,609
Real estate development (includes $123,302 at September 30, 2024 and $119,788 at December 31, 2023, attributable to CFL (Note 14))	374,341	337,257
Property and equipment, net	56,760	53,985
Investments in unconsolidated joint ventures	34,429	33,648
Net investment in water assets	56,024	52,130
Other assets	4,496	4,084
TOTAL ASSETS	$598,037	$577,523

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$11,283	$6,457
Accrued liabilities and other	6,565	3,214
Deferred income	1,721	1,891
Total current liabilities	19,569	11,562
Revolving line of credit	59,942	47,942
Long-term deferred gains	11,447	11,447
Deferred tax liability	8,282	8,269
Other liabilities	15,114	15,207
Total liabilities	114,354	94,427
Commitments and contingencies (Note 11)
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,814,680 at September 30, 2024 and 26,770,545 at December 31, 2023	13,408	13,386
Additional paid-in capital	347,939	345,609
Accumulated other comprehensive loss	(142)	(171)
Retained earnings	107,115	108,908
Total Tejon Ranch Co. Stockholders’ Equity	468,320	467,732
Non-controlling interest	15,363	15,364
Total equity	483,683	483,096
TOTAL LIABILITIES AND EQUITY	$598,037	$577,523
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Real estate - commercial/industrial	$3,002	$3,397	$8,497	$8,706
Mineral resources	3,166	3,118	7,687	11,630
Farming	3,242	2,642	4,249	4,852
Ranch operations	1,446	1,052	3,518	3,384
Total revenues	10,856	10,209	23,951	28,572
Costs and Expenses:
Real estate - commercial/industrial	2,088	2,137	6,005	5,517
Real estate - resort/residential	328	367	2,316	1,079
Mineral resources	1,812	2,000	5,043	6,991
Farming	6,252	2,157	9,406	5,644
Ranch operations	1,223	1,196	3,711	3,864
Corporate expenses	2,945	2,315	8,794	6,824
Total expenses	14,648	10,172	35,275	29,919
Operating (loss) income	(3,792)	37	(11,324)	(1,347)
Other Income:
Investment income	528	700	1,843	1,775
Other (loss) income, net	(69)	(30)	(210)	272
Total other income, net	459	670	1,633	2,047
(Loss) income from operations before equity in earnings of unconsolidated joint ventures and income tax	(3,333)	707	(9,691)	700
Equity in earnings of unconsolidated joint ventures, net	3,329	1,161	7,611	4,616
(Loss) income before income tax	(4)	1,868	(2,080)	5,316
Income tax expense (benefit)	1,832	2,215	(286)	3,619
Net (loss) income	(1,836)	(347)	(1,794)	1,697
Net loss attributable to non-controlling interest	—	(6)	(1)	(3)
Net (loss) income attributable to common stockholders	$(1,836)	$(341)	$(1,793)	$1,700
Net (loss) income per share attributable to common stockholders, basic	$(0.07)	$(0.01)	$(0.07)	$0.06
Net (loss) income per share attributable to common stockholders, diluted	$(0.07)	$(0.01)	$(0.07)	$0.06

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(1,836)	$(347)	$(1,794)	$1,697
Other comprehensive income:
Unrealized gain on available-for-sale securities	46	52	40	129
Unrealized gain on interest rate swap	—	1,734	—	2,019
Other comprehensive income before taxes	46	1,786	40	2,148
Income tax provision related to other comprehensive income items	(13)	(500)	(11)	(601)
Other comprehensive income	33	1,286	29	1,547
Comprehensive (loss) income	(1,803)	939	(1,765)	3,244
Comprehensive loss attributable to non-controlling interests	—	(6)	(1)	(3)
Comprehensive (loss) income attributable to common stockholders	$(1,803)	$945	$(1,764)	$3,247
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net (loss) income	$(1,794)	$1,697
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,137	3,003
Amortization of discount of marketable securities	(425)	(442)
Equity in earnings of unconsolidated joint ventures, net	(7,611)	(4,616)
Non-cash retirement plan expense	267	200
Profit from water sales[1]	—	(490)
(Gain) loss on sale of property plant and equipment	(8)	59
Deferred income taxes	3	—
Stock compensation expense	4,086	2,369
Excess tax benefit from stock-based compensation	(1)	(105)
Distribution of earnings from unconsolidated joint ventures	1,092	13,176
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	1,292	(5,231)
Current liabilities	1,007	5,130
Net cash provided by operating activities	1,045	14,750
Investing Activities
Maturities and sales of marketable securities	85,769	91,831
Funds invested in marketable securities	(66,640)	(87,272)
Real estate and equipment expenditures	(40,995)	(13,513)
Reimbursement proceeds from Community Facilities District	3,309	—
Proceeds from sale of property plant and equipment	13	—
Investment in unconsolidated joint ventures	—	(3,750)
Distribution of equity from unconsolidated joint ventures	5,783	10,645
Proceeds from water sales[1]	—	1,324
Investments in water assets	(4,616)	(6,070)
Net cash used in investing activities	(17,377)	(6,805)
Financing Activities
Borrowings on line of credit	12,000	—
Repayments of long-term debt	—	(1,321)
Taxes on vested stock grants	(206)	(2,594)
Net cash provided by (used in) financing activities	11,794	(3,915)
(Decrease) increase in cash, cash equivalents, and restricted cash	(4,538)	4,030
Cash, cash equivalents, and restricted cash at beginning of period	32,407	39,619
Cash, cash equivalents, and restricted cash at end of period	$27,869	$43,649

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$27,369	$43,149
Restricted cash (included in prepaid expenses and other current assets)	500	500
Total cash, cash equivalents, and restricted cash	$27,869	$43,649

Supplemental cash flow information
Non-cash investing activities
Accrued capital expenditures included in current liabilities	$4,255	$742
Accrued long-term water assets included in current liabilities	$300	$1,248

1In determining the classification of cash inflows and outflows related to water asset activity, the Company’s practices are supported by ASC Topic 230-10-45-22, which provides that certain cash receipts and payments have aspects of more than one class of cash flows, whereby appropriate classification depends on the activity that is likely to be the predominant source of cash flows for the transaction. Also, at the 2006 American Institute of Certified Public Accountants Conference on Current SEC and PCAOB Developments, the SEC staff discussed that an entity should be consistent in how it classifies cash outflows and inflows related to an asset’s purchase and sale and noted that when cash flow classification is unclear, registrants must use judgment and analysis that considers the nature of the activity and the predominant source of cash flow for these items.

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

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, June 30, 2024	26,806,409	$13,404	$347,040	$(175)	$108,951	$469,220	$15,363	$484,583
Net loss	—	—	—	—	(1,836)	(1,836)	—	(1,836)
Other comprehensive income	—	—	—	33	—	33	—	33
Restricted stock issuance	8,271	4	(4)	—	—	—	—	—
Stock compensation	—	—	903	—	—	903	—	903
Balance, September 30, 2024	26,814,680	$13,408	$347,939	$(142)	$107,115	$468,320	$15,363	$483,683

Balance, June 30, 2023	26,718,773	$13,359	$344,434	$(1,767)	$107,684	$463,710	$15,367	$479,077
Net loss	—	—	—	—	(341)	(341)	(6)	(347)
Other comprehensive income	—	—	—	1,286	—	1,286	—	1,286
Restricted stock issuance	7,691	4	(4)	—	—	—	—	—
Stock compensation	—	—	974	—	—	974	—	974
Balance, September 30, 2023	26,726,464	$13,363	$345,404	$(481)	$107,343	$465,629	$15,361	$480,990

See accompanying notes.

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2023	26,770,545	$13,386	$345,609	$(171)	$108,908	$467,732	$15,364	$483,096
Net loss	—	—	—	—	(1,793)	(1,793)	(1)	(1,794)
Other comprehensive income	—	—	—	29	—	29	—	29
Restricted stock issuance	62,590	31	(31)	—	—	—	—	—
Stock compensation	—	—	2,558	—	—	2,558	—	2,558
Shares withheld for taxes and tax benefit of vested shares	(18,455)	(9)	(197)	—	—	(206)	—	(206)
Balance, September 30, 2024	26,814,680	$13,408	$347,939	$(142)	$107,115	$468,320	$15,363	$483,683

Balance, December 31, 2022	26,541,553	$13,271	$345,344	$(2,028)	$105,643	$462,230	$15,364	$477,594
Net income	—	—	—	—	1,700	1,700	(3)	1,697
Other comprehensive income	—	—	—	1,547	—	1,547	—	1,547
Restricted stock issuance	363,756	181	(183)	—	—	(2)	—	(2)
Stock compensation	—	—	2,748	—	—	2,748	—	2,748
Shares withheld for taxes and tax benefit of vested shares	(178,845)	(89)	(2,505)	—	—	(2,594)	—	(2,594)
Balance, September 30, 2023	26,726,464	$13,363	$345,404	$(481)	$107,343	$465,629	$15,361	$480,990

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The summarized information of Tejon Ranch Co. and its subsidiaries (the Company, TRC or Tejon), provided pursuant to Part I, Item 1 of Form 10-Q, is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal, recurring nature. The Company has evaluated subsequent events through the date of issuance of its consolidated financial statements.
The periods ended September 30, 2024 and 2023 include the consolidation of CFL’s statements of operations within the resort/residential real estate development segment, statements of changes in equity, and statements of cash flows. The Company’s September 30, 2024 and December 31, 2023 balance sheets are presented on a consolidated basis, including the consolidation of CFL.
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
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relates to funds held in escrow. The Company had $500,000 of restricted cash as of September 30, 2024 and December 31, 2023.
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

Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting - Improvements to Reportable Segment Disclosures". This ASU requires quarterly disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. This ASU will be effective for the Company's annual report on Form 10-K beginning with the year ending December 31, 2024, and for subsequent quarterly and annual reports. The Company does not expect this ASU to have a material effect on our consolidated financial statements.
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
2.    EQUITY
Earnings Per Share (EPS)
Basic net income (loss) per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding during reporting periods. Diluted net income (loss) per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding and the weighted-average number of shares outstanding assuming the issuance of common stock upon exercise of stock options, warrants to purchase common stock, and the vesting of restricted stock grants per ASC Topic 260, “Earnings Per Share.”

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024		2023	2024		2023
Weighted-average number of shares outstanding:
Common stock	26,814,051		26,725,628	26,801,044		26,695,714
Common stock equivalents	—	1	72,435	—	1	76,668
Diluted shares outstanding	26,814,051		26,798,063	26,801,044		26,772,382
1. For the three and nine months ended September 30, 2024, 83,668 and 101,754 shares of restricted stock were excluded from the calculation of diluted net loss per share as the shares were antidilutive.

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

($ in thousands)		September 30, 2024		December 31, 2023
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrealized losses for less than 12 months		$—	$—	$174	$174
with unrealized gains		—	—	385	385
Total Certificates of deposit	Level 1	—	—	559	559
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		2,145	2,145	13,797	13,787
with unrealized gains		10,231	10,252	2,374	2,374
Total U.S. Treasury and agency notes	Level 2	12,376	12,397	16,171	16,161
Corporate notes
with unrealized losses for less than 12 months		996	996	15,598	15,587
with unrealized losses for more than 12 months		500	499	—	—
with unrealized gains		—	—	249	249
Total Corporate notes	Level 2	1,496	1,495	15,847	15,836

		$13,872	$13,892	$32,577	$32,556
The Company uses an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At September 30, 2024, the Company has not recorded any credit losses.
As of September 30, 2024, the fair market value of investment securities was $20,000 above their cost basis. The Company’s gross unrealized holding gains equaled $21,000 and gross unrealized holding losses equaled $1,000. For the three months ended September 30, 2024, the adjustment to accumulated other comprehensive loss reflected an increase in market value of $46,000, including estimated taxes of $13,000. For the nine months ended September 30, 2024, the adjustment to accumulated other comprehensive loss reflected a decline in market value of $40,000, including estimated taxes of $11,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance. The accrued interest receivables balance totaled $114,000 as of September 30, 2024 and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at September 30, 2024 and December 31, 2023 were caused by relative changes in interest rates since the time of purchase and not changes in credit quality. The contractual cash flows for these securities are guaranteed by U.S. government agencies. As of September 30, 2024 and December 31, 2023, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of September 30, 2024 and December 31, 2023.

Corporate notes
The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of September 30, 2024 and December 31, 2023, the Company did not intend to sell these securities and it is not more-likely-than-not the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of September 30, 2024 and December 31, 2023.
The following tables summarize the maturities, at par, of marketable securities as of:

	September 30, 2024
($ in thousands)	2024	2025	Total
U.S. Treasury and agency notes	$4,786	$7,650	$12,436
Corporate notes	1,500	—	1,500
	$6,286	$7,650	$13,936

	December 31, 2023
($ in thousands)	2024	Total
Certificates of deposit	$560	$560
U.S. Treasury and agency notes	16,212	$16,212
Corporate notes	15,880	15,880
	$32,652	$32,652
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of September 30, 2024.
4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	September 30, 2024	December 31, 2023
Real estate development
Mountain Village	$157,480	$155,168
Centennial	123,302	119,788
Grapevine	42,057	40,716
Tejon Ranch Commerce Center	51,502	21,585
Real estate development	$374,341	$337,257

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	$20,596	$20,606
Less accumulated depreciation	(4,256)	(3,997)
Real estate and improvements - held for lease, net	$16,340	$16,609

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
Water revenues and cost of sales were as follows for the nine months ended ($ in thousands):

	September 30, 2024	September 30, 2023
Acre-Feet Sold	2,625	4,020

Revenues	$3,260	$6,615
Cost of sales	2,663	4,015
Profit	$597	$2,600

Costs assigned to water assets held for future use were as follows ($ in thousands):

	September 30, 2024	December 31, 2023
Banked water and water for future delivery	$34,726	$31,002
Transferable water	1,948	756
Total water held for future use at cost	$36,674	$31,758

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	September 30, 2024		December 31, 2023
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(6,634)	$11,581	$(6,272)
Nickel water rights	18,740	(7,014)	18,740	(6,532)
Tulare Lake Basin water rights	6,479	(3,802)	6,479	(3,624)
	$36,800	$(17,450)	$36,800	$(16,428)
Net cost of purchased water contracts	19,350		20,372
Total cost of water held for future use	36,674		31,758
Net investments in water assets	$56,024		$52,130

Water contracts with WRMWSD and TCWD are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage are:

(in acre-feet, unaudited)	September 30, 2024	December 31, 2023
Water held for future use
TCWD - Banked water owned by the Company	69,137	65,005
Company water bank	54,728	54,728
Transferable water	3,223	1,000
Recharged project water	6,590	6,590
Total water held for future use	133,678	127,323
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	165,111	158,756
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following:

($ in thousands)	September 30, 2024	December 31, 2023
Accrued vacation	$692	$657
Accrued paid personal leave	292	309
Accrued bonus	2,026	1,962
Property tax payable[1]	1,121	—
Accrued stock compensation expense	2,148	—
Other	286	286
	$6,565	$3,214

[1] California property taxes are accrued throughout the year and are paid every April and December.
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	September 30, 2024	December 31, 2023
Revolving line-of-credit[1]	$59,942	$47,942
[1]Deferred loan costs for the revolving line-of-credit as of September 30, 2024 and December 31, 2023 were recorded under the caption Other Assets on the Consolidated Balance Sheets.
On November 17, 2023, the Company entered into a Credit Agreement with AgWest Farm Credit, PCA and certain other lenders (the Revolving Credit Facility). The Revolving Credit Facility provides TRC a RCL in the amount of $160,000,000. The RCL requires interest only payments and has a maturity date of January 1, 2029. As of September 30, 2024, the outstanding balance under the RCL was $59,942,000, and the interest rate was one-month term SOFR plus a margin of 2.25% for an effective rate of 7.45%.
Funds from the RCL in November 2023 were used to pay off and close out the existing Bank of America, N.A. Term Note (the Bank of America Term Loan) and Revolving Line of Credit Note. The amount of this pay off was $47,078,564 plus accrued interest and fees on the Bank of America Term Note. The Company evaluated the debt exchange under ASC Topic 470 and determined that the exchange should be treated as a debt extinguishment.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	September 30, 2024	December 31, 2023
Supplemental executive retirement plan liability (See Note 12)	$5,996	$6,124
Excess joint venture distributions and other (See Note 14)	9,118	9,083
Total	$15,114	$15,207

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

The following is a summary of the Company’s Performance Condition Grants outstanding as of September 30, 2024:

Performance Condition Grants
Target performance	429,418
Maximum performance	543,023
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the nine months ended September 30, 2024:

September 30, 2024
Stock grants outstanding beginning of period at target achievement	248,768
New stock grants/additional shares due to achievement in excess of target	386,956
Vested grants	(22,025)
Expired/forfeited grants	(10,905)
Stock grants outstanding end of period at target achievement	602,794

The following is a summary of the assumptions used to determine the fair value for the Company’s outstanding market-based Performance Condition Grants as of September 30, 2024:

($ in thousands except for share prices)
Grant date	12/16/2021	03/17/2022	12/14/2022	06/16/2023
Vesting end	12/16/2024	03/17/2025	12/14/2025	12/31/2025
Target share price to achieve award	$21.58	$20.43	$21.99	$20.72

Expected volatility	31.29%	31.54%	32.14%	26.58%
Risk-free interest rate	0.92%	2.13%	3.84%	4.38%

Simulated Monte Carlo share price	$21.48	$21.75	$26.00	$20.24
Shares granted	3,536	13,338	4,613	9,515
Total fair value of award	$76	$290	$120	$193

($ in thousands except for share prices)
Grant date	08/21/2023	12/16/2023	03/13/2024	03/13/2024
Vesting end	12/31/2025	12/31/2026	12/31/2024	03/22/2027
Share price at target achievement	$19.20	$19.65	$17.58	$18.93

Expected volatility	25.55%	25.91%	29.62%	25.56%
Risk-free interest rate	4.74%	4.02%	4.62%	4.31%

Simulated Monte Carlo share price	$17.88	$19.74	$15.58	$18.36
Shares granted	1,650	4,828	18,626	15,225
Total fair value of award	$30	$95	$290	$280

The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of September 30, 2024 were $4,196,000 and 14 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant and is expensed over the performance period if it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum, the Company determines, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, the Company determines the number of awards probable of vesting and expenses the grant date fair value of such awards over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company adjusts compensation cost according to the actual outcome of the performance condition.

Cash-Settled Awards
Time-Based Cash-Settled Awards

On March 13, 2024, the Company granted 75,117 time-based cash-settled awards to the Chief Executive Officer that vest on December 31, 2024. These awards are classified as liabilities, measured at fair value on the date of grant, and remeasured at each reporting date, based on the Company’s share price. Compensation cost is amortized on a straight-line method over the remaining vesting period. As of September 30, 2024, $0.4 million of total unrecognized compensation cost is expected to be recognized on outstanding cash-settled awards over the remaining vesting period based on fair value as of September 30, 2024.

Performance-Based Cash-Settled Awards
On March 13, 2024, the Company granted 14,867 performance condition grants, with market-based conditions, that are cash-settled awards to the Chief Executive Officer. These awards are classified as liabilities, measured at fair value on the date of grant, and remeasured at each reporting date based on a Monte Carlo model. Compensation cost is recognized in proportion to the completed requisite service period through December 31, 2024. The amount of awards earned ranges between 0% and 200% of the target amount depending upon performance achieved over the performance period commencing on the grant date and ending on the last day of the Company’s 2024 fiscal year, and settled in cash. The performance conditions of the award are achieved at a target share price of $17.58. As of September 30, 2024, $0.1 million of total unrecognized compensation cost is expected to be recognized on outstanding performance-based cash-settled awards over the remaining performance period based on the fair value as of September 30, 2024.
On March 13, 2024, the Company granted 120,188 performance milestone cash-settled awards to the Chief Executive Officer. These awards are classified as liabilities, measured at fair value on the date of grant, and remeasured at each reporting date, based on the Company’s share price. Compensation cost is recognized based on an estimate of the probability of achieving the performance objective at the associated level of achievement in proportion to the completed requisite service period through December 31, 2024. The amount of awards earned for each milestone is either 0% or 100% of the target amount depending upon performance achieved over the performance period commencing on the grant date and ending on the last day of the Company’s 2024 fiscal year, and settled in cash. The performance conditions of the award are achieved based on established milestones. If such milestones are not met or become not probable of being met during the performance period, no compensation cost is recognized and any previously recognized compensation cost is reversed. As of September 30, 2024, $0.6 million of total unrecognized compensation cost is expected to be recognized on outstanding performance-based cash-settled awards over the remaining performance period based on the fair value and the estimated probability of achievement as of September 30, 2024.
Under the 2023 Stock Incentive Plan, each non-employee director, during the years presented, received all or a portion of his or her annual compensation in stock.
The following table summarizes stock compensation costs for the Company's 2023 Stock Incentive Plan, 1998 Stock Incentive Plan, and the prior Non-Employee Director Stock Incentive Plan for the following periods:

($ in thousands)	Nine Months Ended September 30,
Employee:	2024	2023
Expensed	$3,665	$1,967
Capitalized	620	379
	4,285	2,346
Director:	421	402
Total Stock Compensation Costs	$4,706	$2,748
10.     INCOME TAXES
The Company’s provision for income taxes as of September 30, 2024 has been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the nine months ended September 30, 2024, the Company’s income tax benefit was $286,000 compared to income tax expense of $3,619,000 for the nine months ended September 30, 2023. Effective tax rates were 14% and 68% for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had income taxes receivable of $1,814,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.
For the nine months ended September 30, 2024, the Company’s effective tax rate was above statutory tax rates as a result of permanent differences related to Internal Revenue Code Section 162(m) limitations. Internal Revenue Code Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
11.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $12,495,000 was paid as of September 30, 2024. These water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. Contractual obligations for future water payments were $288,905,000 as of September 30, 2024.

Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be determined until the future payment dates. As of September 30, 2024, the Company believes the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.
Community Facilities Districts
TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. For the development of TRCC, TRPFFA has created two CFDs: the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $19,540,000 of outstanding bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $95,660,000 of outstanding bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. As of September 30, 2024, the TRCC-East CFD has approximately $18,605,000 of additional bond debt authorized by TRPFFA that can be sold in the future.
As a landowner in each CFD, the Company is obligated to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of September 30, 2024, there were no additional improvement funds remaining from the West CFD bonds. As of September 30, 2024, there are $32,284,000 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. On July 25, 2024, TRPFFA sold bonds which will provide approximately $25,000,000 of improvement funds for the reimbursement of public infrastructure costs at TRCC-East. On October 16, 2024, the Company received $7,284,000 reimbursement proceeds from the East CFD funds, reducing the amount of funds remaining to $25,000,000. During fiscal year 2024, the Company expects to pay approximately $3,282,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future, based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on September 30, 2024.
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
At the December 14, 2022 hearing, the Court denied the Company’s Motion for Reconsideration (finding that the Company’s motion failed to support the statutory elements necessary to prevail on such motion). At the February 17, 2023 hearing, the Court took into submission the Parties’ legal briefs and oral arguments. On March 22, 2023, the Court decided in favor of CBD/CNPS when the Judge signed CBD/CNPS’s proposed form of judgment, which included a full rescission of the Centennial project approvals previously issued by Los Angeles County. On May 26, 2023, the Company filed a Notice of Appeal with the Superior Court, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. Briefing at the Court of Appeal is complete and the parties are awaiting a hearing date. During the appeal process the Superior Court’s order of the rescission of project approvals have been placed on hold.
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
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At September 30, 2024, the investment mixes were approximately at 99% debt and 1% money market funds. At December 31, 2023, the investment mixes were approximately 99% debt, and 1% money market funds. The weighted-average discount rate used in determining the periodic pension cost is 4.85% in both 2024 and 2023. The expected long-term rate of return on plan assets is 5.00% for both fiscal 2024 and 2023. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement earnings for the Benefit Plan was as follows:

	Nine Months Ended September 30,
($ in thousands)	2024	2023
(Cost)/earnings components:
Interest cost	$(312)	$(312)
Expected return on plan assets	336	315
Net amortization and deferral	(42)	(51)
Total net periodic pension cost	$(18)	$(48)

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
The pension and retirement expense for the SERP was as follows:

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Cost components:
Interest cost	$(207)	$(219)
Net amortization and other	(39)	(30)
Total net periodic pension cost	$(246)	$(249)

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
The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Commercial/industrial revenues	$3,002	$3,397	$8,497	$8,706
Equity in earnings of unconsolidated joint ventures	3,329	1,161	7,611	4,616
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	6,331	4,558	16,108	13,322
Commercial/industrial expenses	2,088	2,137	6,005	5,517
Operating results from commercial/industrial and unconsolidated joint ventures	$4,243	$2,421	$10,103	$7,805
Real Estate - Resort/Residential Development
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $328,000 and $367,000 for the three months ended September 30, 2024 and 2023, respectively. The segment generated losses of $2,316,000 and $1,079,000 for the nine months ended September 30, 2024 and 2023, respectively.
Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Mineral resources revenues	$3,166	$3,118	$7,687	$11,630
Mineral resources expenses	1,812	2,000	5,043	6,991
Operating results from mineral resources	$1,354	$1,118	$2,644	$4,639
Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Farming revenues	$3,242	$2,642	$4,249	$4,852
Farming expenses	6,252	2,157	9,406	5,644
Operating results from farming	$(3,010)	$485	$(5,157)	$(792)

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses, such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Ranch operations revenues	$1,446	$1,052	$3,518	$3,384
Ranch operations expenses	1,223	1,196	3,711	3,864
Operating results from ranch operations	$223	$(144)	$(193)	$(480)
14.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting, unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of September 30, 2024 was $34,429,000. The equity in the income of unconsolidated joint ventures was $7,611,000 for the nine months ended September 30, 2024. The unconsolidated joint ventures have not been consolidated as of September 30, 2024, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments, as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components, such as fuel inventory and pricing at the facility. The Company's investment in this joint venture was $25,374,000 as of September 30, 2024.
•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of industrial and commercial properties throughout the United States. The Company partnered with Majestic to form five active 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of each joint venture. All outstanding debt attributed to our joint ventures with Majestic have met their respective debt covenants, and hence were not subject to an effective guarantee at September 30, 2024. For those investments in a deficit position, in accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
•On March 29, 2022, TRC-MRC 5 LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2023, and the joint venture has leased 100% of the rentable space. The joint venture refinanced the construction loan in February 2024 with a promissory note. The note matures on February 3, 2035, and had an outstanding balance of $52,984,000 as of September 30, 2024. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,441,000.
•On March 25, 2021, TRC-MRC 4 LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2022, and the joint venture has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $61,144,000 as of September 30, 2024. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $6,106,000.

•In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building on the Company's property at TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $32,952,000 as of September 30, 2024. The Company's investment in this joint venture was $242,000 as of September 30, 2024.
•In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, and was largely financed through a promissory note. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 3, 2028 and had an outstanding principal balance of $21,414,000 as of September 30, 2024. The building was 100% leased as of September 30, 2024. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $455,000.
•In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction in 2017. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $21,642,000 was outstanding as of September 30, 2024. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance in its investment of $1,117,000.
•TRCC/Rock Outlet Center LLC – This joint venture was formed in 2013 with Rockefeller Group Development Corporation, or Rockefeller to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. At September 30, 2024, the Company’s equity investment balance in this joint venture was $8,813,000. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On August 16, 2023, the TRCC/Rock Outlet Center LLC joint venture successfully extended the maturity date of its term note with a financial institution from May 31, 2024 to June 30, 2025. In connection with the loan extension, the joint venture also reduced the outstanding amount by $6,000,000. As of September 30, 2024, the outstanding balance of the term note was $20,626,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – CFL is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of September 30, 2024, the Company owned 93.62% of CFL.
The Company’s investment balance in each of its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The variance represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of those assets.
Unaudited condensed statements of operations for the three and nine months ended September 30, 2024 and 2023 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of September 30, 2024 and December 31, 2023 are as follows:

	Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$40,446	$44,976	$4,641	$1,736	$2,785	$1,041
TRCC/Rock Outlet Center, LLC[1]	1,644	1,740	(994)	(753)	(497)	(376)
TRC-MRC 1, LLC	1,278	1,110	446	373	224	187
TRC-MRC 2, LLC	1,785	1,647	1,111	683	555	341
TRC-MRC 3, LLC	1,082	1,138	216	68	107	33
TRC-MRC 4, LLC	1,875	1,746	183	(120)	93	(59)
TRC-MRC 5, LLC	1,710	—	126	(12)	62	(6)
Total	$49,820	$52,357	$5,729	$1,975	$3,329	$1,161

Centennial Founders, LLC	$—	$15	$(9)	$(84)	Consolidated

[1] Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.3 million for the three months ended September 30, 2024 and September 30, 2023.

	Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$116,344	$120,002	$10,006	$6,880	$6,004	$4,128
TRCC/Rock Outlet Center, LLC[1]	5,148	4,734	(2,259)	(2,512)	(1,130)	(1,256)
TRC-MRC 1, LLC	3,135	3,229	749	826	375	413
TRC-MRC 2, LLC	4,980	4,468	2,887	2,084	1,443	1,042
TRC-MRC 3, LLC	3,268	3,270	643	471	321	235
TRC-MRC 4, LLC	5,837	5,281	826	149	414	75
TRC-MRC 5, LLC	4,680	—	369	(42)	184	(21)
Total	$143,392	$140,984	$13,221	$7,856	$7,611	$4,616

Centennial Founders, LLC	$66	$190	$(22)	$(46)	Consolidated

[1] Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.0 million and $0.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

	September 30, 2024				December 31, 2023
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity (Deficit)	Equity	Assets	Debt	Equity (Deficit)	Equity
Petro Travel Plaza Holdings, LLC	$84,778	$(11,984)	$62,956	$25,374	$72,633	$(12,556)	$52,950	$19,370
TRCC/Rock Outlet Center, LLC	55,181	(20,626)	33,275	8,813	58,040	(20,850)	35,535	9,943
TRC-MRC 1, LLC	24,868	(21,642)	2,113	—	25,224	(22,144)	1,684	—
TRC-MRC 2, LLC	20,862	(21,414)	(673)	—	18,882	(21,939)	(2,597)	—
TRC-MRC 3, LLC	35,101	(32,952)	613	242	35,467	(33,627)	2,087	141
TRC-MRC 4, LLC	49,720	(61,144)	(13,601)	—	49,964	(61,776)	(12,192)	—
TRC-MRC 5, LLC	51,636	(52,984)	(3,016)	—	49,687	(35,138)	8,390	4,194
Total	$322,146	$(222,746)	$81,667	$34,429	$309,897	$(208,030)	$85,857	$33,648

Centennial Founders, LLC	$106,902	$—	$106,531	***	$104,979	$—	$104,753	***

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
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer is one of nine directors at WRMWSD. As of September 30, 2024, the Company paid $5,434,000 for these water contracts and related costs.

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
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the improvement and monetization of our land-based assets. A key element of our strategy is to entitle and then develop large-scale mixed-use master planned residential and commercial/industrial real estate development projects to serve the growing populations of Southern and Central California. An active example of this strategy is the TRCC mixed-use development, which was entitled and prevailed in litigation in 2007.

Our mixed-use master planned residential developments include up to 35,278 housing units, and more than 35 million square feet of commercial space. We have obtained entitlements on MV and prevailed in litigation in 2012, and received the first approved final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses. Grapevine at Tejon Ranch, or Grapevine, was reapproved unanimously by the Kern County Board of Supervisors in 2019 and prevailed in litigation in 2021. Centennial at Tejon Ranch, or Centennial, had entitlements approved in 2019 by the Los Angeles County Board of Supervisors. These approvals were litigated in two lawsuits filed in Los Angeles County Superior Court in May 2019 and we have since worked on defending and addressing the ongoing litigation, including considering all options to address the Superior Court’s January 2022 decision and the Superior Court’s March 22, 2023 final judgment. On May 26, 2023, we filed a Notice of Appeal, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. Briefing at the Court of Appeal is complete and the Company is awaiting a hearing date. During the appeals process the Superior Court’s order of the rescission of project approvals has been placed on hold. See Note 11 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for additional information regarding the Centennial litigation.

We are currently executing on value creation as we are engaged in construction, commercial sales, and leasing at our fully operational mixed-use development, TRCC. During the first quarter of 2024, we began construction of the first phase of a multi-family community, Terra Vista at Tejon, within TRCC. The development is located on a 22-acre site located immediately north of the Outlets at Tejon. In this first phase, we are developing 228 units of multi-family residences, in seven apartment buildings, as well as a clubhouse with pool and fitness facilities. The Conditional Use Permit approved by Kern County Board of Supervisors authorized up to a maximum of 495 multi-family residences to be constructed. Our goal is to deliver the first phase on budget and on time, and we are currently meeting both objectives. All of these efforts are supported by diverse revenue streams generated from other operations, including: farming, mineral resources, ranch operations, and our various joint ventures.
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
At the heart of the commercial/industrial real estate development segment is TRCC, a 20 million square foot mixed-use development on Interstate 5 just north of the Los Angeles basin. Over eight million square feet of industrial, commercial and retail space has already been developed or is under development, including distribution centers for IKEA, Caterpillar, Nestlé, Famous Footwear, L'Oreal, Camping World, Sunrise Brands, Dollar General and RectorSeal. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the west coast’s principal north-south goods movement corridor.
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
•On October 4, 2024, we entered into a joint venture with Dedeaux Properties to develop, manage, and operate an industrial building of 510,500 square feet of space.
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
Summary of Third Quarter 2024 Performance
For the three months ended September 30, 2024, we had a net loss attributable to common stockholders of $1,836,000 compared to a net loss attributable to common stockholders of $341,000 for the three months ended September 30, 2023. The primary driver of this $1,495,000 increase in net loss was the performance of our farming segment, which experienced a $3,495,000 decrease in operating profit compared to the prior period. This decrease was primarily driven by the lack of pistachio crop yield in the current period, primarily due to insufficient chilling hours, coupled with 2024 being a down-bearing year following a substantial harvest last season. Historically, the pistachio harvest begins in the third quarter, but in the prior year period, the harvest was delayed due to unusual weather conditions. This delay impacted the timing of cost recognition, resulting in lower overall farming costs for the third quarter of 2023. Partially offsetting this decrease was a $2,168,000 increase in equity in earnings of unconsolidated joint ventures, primarily driven by the improved fuel margins of our TA/Petro joint venture. During the quarter, the joint venture experienced a 23.6% decrease in fuel cost of sales compared with the prior quarter, and this translates to an 86.8% improvement in fuel margins.
For the nine months ended September 30, 2024, we had a net loss attributable to common stockholders of $1,793,000 compared to a net income attributable to common stockholders of $1,700,000 for the same period in 2023. The primary driver of this change was the $4,365,000 decrease in operating profits within the farming segment, which was primarily due to the lack of pistachio crop yield as stated above. Additionally, operating income for the mineral resources segment decreased by $1,995,000 due to limited opportunities to sell water. We also observed an increase in corporate expenses of $1,970,000 mainly due to higher stock compensation expenses, and higher professional service fees of $1,237,000 within the resort/residential segment. The above unfavorable variances were partially offset by improved equity of earnings of unconsolidated joint ventures of $2,995,000 associated with higher fuel margins of TA/Petro and an increase in tax benefits of $3,905,000 due to a net loss position in the year-to-date results, combined with a lower effective tax rate due to the Internal Revenue Code Section 162(m) adjustments.
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
During the nine months ended September 30, 2024, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for a discussion regarding newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately, to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation, as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,435	$1,539	$(104)	(7)%
TRCC Leasing	446	439	7	2%
TRCC management fees and reimbursements	246	395	(149)	(38)%
Commercial leases	167	173	(6)	(3)%
Communication leases	270	251	19	8%
Landscaping services and other services	438	600	(162)	(27)%
Total commercial/industrial revenues	$3,002	$3,397	$(395)	(12)%
Total commercial/industrial expenses	$2,088	$2,137	$(49)	(2)%
Operating income from commercial/industrial	$914	$1,260	$(346)	(27)%

•Commercial/industrial real estate development segment revenues were $3,002,000 for the three months ended September 30, 2024, a decrease of $395,000, or 12%, from $3,397,000 for the three months ended September 30, 2023. The decrease was primarily attributable to the decreases in landscaping and other revenue of $162,000, TRCC management fees and reimbursements of $149,000 and Pastoria Energy Facility revenues of $104,000 during the period. The decrease in management fees is primarily attributed to the construction completion of the TRC-MRC 5 industrial building in 2023. The decrease in landscaping and other is primarily due to the increase in recoverable fees earned in 2023 due to the additional services provided to tenants triggered by unexpected weather damage that did not occur in 2024.
•Commercial/industrial real estate development segment expenses were $2,088,000 for the three months ended September 30, 2024, a decrease of $49,000, or 2%, from $2,137,000 for the three months ended September 30, 2023. The decrease was primarily attributable to lower property tax expense partially offset by higher insurance cost over the comparative period.

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Commercial revenues
Pastoria Energy Facility	$3,631	$3,895	$(264)	(7)%
TRCC Leasing	1,334	1,265	69	5%
TRCC management fees and reimbursements	768	842	(74)	(9)%
Commercial leases	496	495	1	—%
Communication leases	792	782	10	1%
Landscaping services and other services	1,476	1,427	49	3%
Total commercial revenues	$8,497	$8,706	$(209)	(2)%
Total commercial expenses	$6,005	$5,517	$488	9%
Operating income from commercial/industrial	$2,492	$3,189	$(697)	(22)%

•Commercial/industrial real estate development segment revenues were $8,497,000 for the nine months ended September 30, 2024, a decrease of $209,000, or 2%, from $8,706,000 for the nine months ended September 30, 2023. The primary driver of this decrease was the decrease of $264,000 in revenue from Pastoria Energy Facility due to lower spark spread payments for the period. Additionally, TRCC management fees decreased by $74,000 or 9%, which were partially offset by an increase in TRCC leasing revenue of $69,000 or 5% due to rent escalations.
•Commercial/industrial real estate development segment expenses were $6,005,000 for the nine months ended September 30, 2024, an increase of $488,000, or 9%, from $5,517,000 for the nine months ended September 30, 2023. The increase was primarily attributable to higher insurance cost of $294,000 and an increase in bad debt reserve of $134,000 due to a tenant in default.
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
During the quarter ended September 30, 2024, vacancy rates in the Inland Empire continued to climb but at a much slower pace to 6.7% as the construction pipeline posted its lowest quarterly total in eight years. Average asking rents declined for the fifth consecutive quarter. The San Fernando Valley and Ventura County industrial markets continue to experience tight conditions, with historically low vacancy and availability rates. Vacancy increased marginally to 1.9% in San Fernando Valley and remained unchanged at 2.2% in Ventura County, while overall net absorption was negative in both markets. Average asking rent experienced a slight quarter-over-quarter decline in the San Fernando Valley, dropping by $0.06 to $1.62, and by $0.09 in Ventura County to $1.17. See below for the vacancy rates and average asking rent of Inland Empire, San Fernando Valley and Ventura County.

	Vacancy Rates			Average Asking Rent
	September 30, 2024	December 31, 2023	September 30, 2023	September 30, 2024	December 31, 2023	September 30, 2023

Inland Empire	6.7%	5.1%	3.9%	1.22	1.48	1.54
San Fernando Valley and Ventura County	2.0%	1.5%	1.1%	1.45	1.54	1.61
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
Resort/residential real estate development segment expenses were $328,000 for the three months ended September 30, 2024, a decrease of $39,000 from $367,000 for the three months ended September 30, 2023. This decrease was primarily attributable to a decrease of $71,000 in payroll expense recorded over the comparative period, partially offset by higher dues and membership fees of $11,000 and higher insurance cost of $11,000.
Resort/residential real estate development segment expenses were $2,316,000 for the first nine months of 2024, an increase of $1,237,000, or 115%, from $1,079,000 for the first nine months of 2023. The increase was primarily attributable to an additional $1,250,000 of professional service fees and planning costs related to capital efforts tied to our master planned communities.
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
Mineral Resources:

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Mineral resources revenues
Oil and gas	$185	$243	$(58)	(24)%
Cement	736	680	56	8%
Rock aggregate	645	671	(26)	(4)%
Exploration leases	—	9	(9)	(100)%
Water Sales	1,600	1,516	84	6%
Reimbursables and other	—	(1)	1	(100)%
Total mineral resources revenues	$3,166	$3,118	$48	2%
Total mineral resources expenses	$1,812	$2,000	$(188)	(9)%
Operating income from mineral resources	$1,354	$1,118	$236	21%

•Mineral resources segment revenues were $3,166,000 for the three months ended September 30, 2024, an increase of $48,000, or 2%, from $3,118,000 for the three months ended September 30, 2023. The increase in revenues was primarily due to an increase in water sales revenue of $84,000 and an increase in cement royalties of $56,000. The increases were partially offset by a decrease of $58,000 in oil and gas revenue due to lower production volume.

•Mineral resources segment expenses were $1,812,000 for the three months ended September 30, 2024, a decrease of $188,000, or 9%, from $2,000,000 for the three months ended September 30, 2023. The decrease was primarily associated with lower property tax expense of $495,000, partially offset by higher water cost of sales of $297,000 recognized during the quarter.

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Mineral resources revenues
Oil and gas	$664	$760	$(96)	(13)%
Cement	2,085	1,870	215	11%
Rock aggregate	1,541	1,457	84	6%
Exploration leases	1	26	(25)	(96)%
Water Sales	3,260	6,615	(3,355)	(51)%
Reimbursables and other	136	902	(766)	(85)%
Total mineral resources revenues	$7,687	$11,630	$(3,943)	(34)%
Total mineral resources expenses	$5,043	$6,991	$(1,948)	(28)%
Operating income from mineral resources	$2,644	$4,639	$(1,995)	(43)%
•Mineral resources segment revenues were $7,687,000 for the first nine months of 2024, a decrease of $3,943,000, or 34%, from $11,630,000 for the first nine months of 2023. The reduction in revenues was primarily attributable to a decline in water sales revenue of $3,355,000 due to back-to-back above average rainfall years in California, which severely limited water sales opportunities. Reimbursable revenues also decreased $766,000 due to a mineral resources tax reassessment for this segment.
•Mineral resources segment expenses were $5,043,000 for the first nine months of 2024, a decrease of $1,948,000, or 28%, when compared to the same period in 2023. The decrease was primarily due to lower water cost of sales recognized of $1,097,000, and a decrease in property tax expense of $738,000 when compared to the previous period.
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

Farming:

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Farming revenues
Almonds	$1,503	$581	$922	159%
Pistachios	22	—	22	100%
Wine grapes	1,304	1,885	(581)	(31)%
Hay	—	15	(15)	(100)%
Other	413	161	252	157%
Total farming revenues	$3,242	$2,642	$600	23%
Total farming expenses	$6,252	$2,157	$4,095	190%
Operating (loss) income from farming	$(3,010)	$485	$(3,495)	(721)%
•Farming segment revenues were $3,242,000 for the three months ended September 30, 2024, an increase of $600,000, or 23%, from $2,642,000 during the same period in 2023. Almond sales revenue increased by $922,000, due to higher pricing and more crops available for sale. Comparatively, we sold 664,000 and 345,000 pounds of almonds during the three months ended September 30, 2024 and 2023, respectively. This increase was partially offset by a decrease in wine grape sales revenue during the same period due to lower production volume for our wine grapes harvested as of September 30, 2024.
•Farming segment expenses were $6,252,000 for the three months ended September 30, 2024, an increase of $4,095,000, or 190%, from $2,157,000 during the same period in 2023. This increase was primarily due to higher almond cost of sales recognized in the period associated with higher crop sales volume. Additionally, pistachio crop cost of sales was $2,622,000 higher over the comparative period due to the timing of the harvest of the crop. The late pistachio harvest in the 2023 period delayed the timing of cost recognition, which historically occurred in the third quarter, while in the current year period, all cultural costs related to pistachio crop were written off due to the lack of pistachio yield. In 2024, the pistachio trees did not yield a crop, largely due to the low chilling hours and the off-cycle nature of this year, following a significant crop last season. An insurance claim for this crop has been filed.

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Farming revenues
Almonds	$2,243	$2,153	$90	4%
Pistachios	22	(4)	26	650%
Wine grapes	1,304	1,924	(620)	(32)%
Hay	66	190	(124)	(65)%
Other	614	589	25	4%
Total farming revenues	$4,249	$4,852	$(603)	(12)%
Total farming expenses	$9,406	$5,644	$3,762	67%
Operating loss from farming	$(5,157)	$(792)	$(4,365)	551%
•Farming segment revenues were $4,249,000 for the first nine months of 2024, a decrease of $603,000, or 12%, from $4,852,000 during the same period in 2023. The decrease was primarily due to a decrease in wine grapes sales revenue of $620,000 due to lower units sold in the current year. Additionally, hay sales revenue decreased by $124,000, or 65%, due to lower crop sales volume.
•Farming segment expenses were $9,406,000 for the first nine months of 2024, an increase of $3,762,000, or 67%, from $5,644,000 compared to the same period in 2023. Increases in the current period expenses were primarily due to the higher cost of pistachio crop over the comparative period associated with the late harvest in prior year mentioned above.

Our almond, pistachio, and wine grape crop sales are highly seasonal, with most of our sales occurring during the third and fourth quarters. Each year, almonds and pistachios are sold at market prices, while grapes are sold to wineries at contracted prices. Our farming operations during 2024 continued to experience higher costs of production, such as fuel costs, fertilizer costs, pest control costs, and labor costs. The almond industry is estimating the 2024 almond crop at 2.6 billion pounds down from the previous report of over 3.0 billion pounds. This estimate along with a lower inventory carry forward has helped to improve pricing.
Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. Farmers in California faced a warm winter negatively impacting dormant hours primarily related to pistachios, which can impact production within pistachios. In addition, late spring rains negatively impacted 2024 grape production as the rains occurred during the grape bloom. The timing of the rains also increased cultural costs within grapes to fight higher levels of mildew in the vineyards.
Labor costs, both internal and through labor contractors, continue to increase and the Company expects this trend to continue over the near future. The Company utilizes external labor contractors, as necessary, for large projects, such as pruning and harvesting, as a way to manage our labor needs. From a broader inflationary standpoint, the Company continues to expect an increase in production costs, most notably chemicals such as herbicides and pesticides, and fuel costs.
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
Ranch Operations:

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Ranch operations revenues
Game management and other [1]	$825	$693	$132	19%
Grazing	621	359	262	73%
Total ranch operations revenues	$1,446	$1,052	$394	37%
Total ranch operations expenses	$1,223	$1,196	$27	2%
Operating income (loss) from ranch operations	$223	$(144)	$367	255%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
•Ranch operations revenues were $1,446,000 for the three months ended September 30, 2024, an increase of $394,000, or 37%, from $1,052,000 for the same period in 2023. The increase was attributable to an increase in grazing lease revenues of $262,000 and an increase in game management and other revenue of $132,000, primarily related to higher filming location revenues.
•Ranch operations expenses were $1,223,000 for the three months ended September 30, 2024, an increase of $27,000, or 2%, from $1,196,000 for the same period in 2023.

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Ranch Operations revenues
Game Management and other [1]	$1,808	$2,096	$(288)	(14)%
Grazing	1,710	1,288	422	33%
Total Ranch Operations revenues	$3,518	$3,384	$134	4%
Total Ranch Operations expenses	$3,711	$3,864	$(153)	(4)%
Operating loss from Ranch Operations	$(193)	$(480)	$287	60%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•Ranch operations revenues were $3,518,000 for the first nine months of 2024, an increase of $134,000, or 4%, from $3,384,000 for the same period in 2023. The increase was primarily attributable to an increase in grazing lease revenue of $422,000, partially offset by a decrease in revenue recognized for game management due to lower filming location revenues.
•Ranch operations expenses were $3,711,000 for the first nine months of 2024, a decrease of $153,000, or 4%, from $3,864,000 for the same period in 2023. This decrease was primarily attributable to a decrease in payroll and compensation expense of $156,000.
Corporate and Other:
Corporate general and administrative costs were $2,945,000 for the three months ended September 30, 2024, an increase of $630,000, or 27%, from $2,315,000 for the same period in 2023. The increase was primarily attributable to higher stock compensation expense of $922,000 over the comparative period, partially offset by lower bonus expense of $198,000.
Corporate general and administrative costs were $8,794,000 for the first nine months of 2024, an increase of $1,970,000, or 29%, from $6,824,000 for the same period in 2023. The increase was primarily due to a $1,717,000 increase in stock compensation expense during the first nine months ended September 30, 2024.
Total other income was $459,000 for the three months ended September 30, 2024, a decrease of $211,000 from $670,000 for the same period in 2023, primarily due to lower investment income as a result of a reduction in marketable securities.
Total other income was $1,633,000 for the nine months ended September 30, 2024, a decrease of $414,000, from $2,047,000 for the same period in 2023. The decrease was primarily attributable to the $426,000 employee retention credit received during the first quarter of 2023, which did not reoccur in 2024.

Joint Ventures:

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$2,785	$1,041	$1,744	168%
TRCC/Rock Outlet Center, LLC	(497)	(376)	(121)	(32)%
TRC-MRC 1, LLC	224	187	37	20%
TRC-MRC 2, LLC	555	341	214	63%
TRC-MRC 3, LLC	107	33	74	224%
TRC-MRC 4, LLC	93	(59)	152	258%
TRC-MRC 5, LLC	62	(6)	68	1133%
Total equity in earnings	$3,329	$1,161	$2,168	187%

•Equity in earnings was $3,329,000 for the three months ended September 30, 2024, an increase of $2,168,000, from $1,161,000 during the same period in 2023. The increase was primarily attributable to an increase in equity in earnings recorded for the TA/Petro joint venture of $1,744,000 as a result of higher fuel margins. Equity in earnings for our various joint ventures with Majestic also increased due to higher rental rates or rental escalations.

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$6,004	$4,128	$1,876	45%
TRCC/Rock Outlet Center, LLC	(1,130)	(1,256)	126	10%
TRC-MRC 1, LLC	375	413	(38)	(9)%
TRC-MRC 2, LLC	1,443	1,042	401	38%
TRC-MRC 3, LLC	321	235	86	37%
TRC-MRC 4, LLC	414	75	339	452%
TRC-MRC 5, LLC	184	(21)	205	976%
Total equity in earnings	$7,611	$4,616	$2,995	65%
•Equity in earnings were $7,611,000 for the nine months ended September 30, 2024, an increase of $2,995,000, or 65%, from $4,616,000 during the same period in 2023. The primary driver of the increase was the increase in equity in earnings recorded for Petro Travel Plaza Holdings, LLC as a result of higher fuel margins. Equity in earnings for our TRC-MRC LLC joint ventures increased due to higher rental rates or rental escalations, except for a decrease in TRC-MRC 1 LLC equity in earnings due to an increase of repair costs from storm damage over the prior year period, partially offset by related insurance reimbursements, and the new revenue stream generated by the completed industrial building of the TRC-MRC5 joint venture. Additionally, equity in loss from TRCC/Rock Outlet Center joint venture decreased by $126,000 compared to the prior period, and the Outlet Center was over 90% occupied as of September 30, 2024.
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
Income Taxes
For the nine months ended September 30, 2024, we had an income tax benefit of $286,000 compared to income tax expense of $3,619,000 for the nine months ended September 30, 2023. The effective tax rates approximated 14% and 68% for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had income taxes receivable of $1,814,000. We classify interest and penalties incurred on tax payments as income tax expenses. Our effective tax rates differ from statutory rates primarily because of permanent differences related to Internal Revenue Code Section 162(m). The Internal Revenue Code Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
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
Our cash, cash equivalents and marketable securities totaled approximately $41,261,000 as of September 30, 2024, a decrease of $23,202,000 from $64,463,000 as of December 31, 2023.
The following table shows our cash flow activities for the nine months ended September 30,

(in thousands)	2024	2023
Operating activities	$1,045	$14,750
Investing activities	$(17,377)	$(6,805)
Financing activities	$11,794	$(3,915)

Operating Activities
During the first nine months of 2024, our operations provided $1,045,000 primarily related to cash generated by a change in our operating assets. Collection of accounts receivables provided $5,200,000 of cash, which was partially offset by cash used in growing our crop inventories of $3,365,000.
During the first nine months of 2023, our operations provided $14,750,000 primarily as a result of distributions of earnings from unconsolidated joint ventures.
Investing Activities
During the first nine months of 2024, investing activities used $17,377,000. The increase in investing activities is related to the construction of the Terra Vista and TRCC infrastructure, and we expect the costs to continue into 2025 for the first phase of this multi-family project.
We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $40,995,000, which included predevelopment activities for our master planned communities; $2,088,000 consisting of permitting efforts for MV; $1,014,000 consisting of permitting efforts for Grapevine; and costs related to litigation defense for Centennial of $3,110,000. At TRCC, we spent $16,750,000 of construction cost on Terra Visa at Tejon and $12,341,000 on infrastructure improvements at TRCC-East. Within our farming segment, we spent $4,531,000, which included cultural costs for orchards currently classified as under development and replacement of machinery and equipment. Additionally, we used $4,616,000 to acquire water assets. We had marketable securities of $85,769,000 that matured, and we reinvested $66,640,000. Lastly, we received proceeds of $5,783,000 from joint venture distributions and reimbursements of $3,309,000 from a Community Facilities District.

During the first nine months of 2023, investing activities used $6,805,000. We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $13,513,000, which includes predevelopment activities for our master planned communities; $1,444,000 consisting of permitting efforts for MV; $907,000 consisting of permitting efforts for Grapevine; and costs related to litigation defense for Centennial of $2,123,000. At TRCC, we spent $4,492,000 on infrastructure improvements at TRCC-East. Within our farming segment, we spent $3,983,000, which includes cultural costs for orchards currently classified as under development and replacing machinery and equipment. Additionally, we used $6,070,000 to acquire water assets. We had marketable securities of $91,831,000 that matured, and we reinvested $87,272,000. We contributed $3,750,000 into our unconsolidated joint ventures during the period. Lastly, we received proceeds of $10,645,200, and $1,324,000 from joint venture distributions, and water sales, respectively.
As we move forward, we anticipate we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments, including the investments summarized below.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2024 is primarily related to our real estate projects. These estimated investments include approximately $11,488,000 of construction costs for the Terra Vista at Tejon multi-family project phase 1 development and $4,016,000 of infrastructure development at TRCC-East to support the continued commercial retail and industrial development, water treatment system improvements, and expansion of the wastewater treatment plant for future anticipated absorption. We also expect to invest up to $2,307,000 for land planning, litigation/appeals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2024.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2024 and 2023, was $3,175,000 and $1,828,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects, which aggregated $2,179,000 and $1,744,000 for the nine months ended September 30, 2024 and 2023, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first nine months of 2024, financing activities provided $11,794,000, which was attributable to borrowings on the line of credit of $12,000,000 to fund construction projects and other ongoing development such as Terra Vista and TRCC infrastructure, partially offset by the tax payments on vested share grants of $206,000.
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
Capital Structure and Financial Condition
At September 30, 2024, total capitalization at book value was $543,625,000, consisting of $59,942,000 of debt and $483,683,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 11.0%.

On November 17, 2023, we entered into a Credit Agreement with AgWest Farm Credit, PCA, as administrative agent and letter of credit intermediary (Administrative Agent), and certain other lenders, collectively, the Revolving Credit Facility. The Revolving Credit Facility provides TRC with (i) a revolving credit line (RCL) in the amount of $160,000,000 and (ii) the option for TRC to utilize a letter of credit sub-facility in the amount of $15,000,000 (LOC Sub-Facility). The LOC Sub-Facility is part of, and not in addition to, the RCL. As further summarized below, the RCL requires interest only payments and has a maturity date of January 1, 2029.
Upon closing of the Revolving Credit Facility, funds from the RCL were used to pay off and close out the existing Bank of America, N.A. Term Note (the Bank of America Term Note) and Revolving Line of Credit Note. The amount of this pay off was $47,078,564 plus accrued interest and fees on the Bank of America Term Note. We evaluated the debt exchange under Accounting Standards Codification (ASC) 470 and determined that the exchange should be treated as a debt extinguishment. Future borrowings under the Revolving Credit Facility will be used for ongoing working capital requirements, including to fund future construction projects, farming and ranching operations, and other general corporate purposes.
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
The interest rate per annum applicable to the Revolving Credit Facility is one-month term SOFR plus an interest rate spread that is based on TRC’s consolidated net liabilities to equity ratio (NLER). The interest rate spread for the NLER has three tiers: (1) 2.75% if the NLER is 55% or more; (2) 2.5% if the NLER is between 35% and less than 55%; and (3) 2.25% if the NLER is less than 35%. The interest rate spread in the previous sentence may effectively be reduced by applying a patronage credit for TRC’s participation in the farm credit program, which patronage credit historically has been (for reference and information purposes only and not as a guarantee of future patronage credit) between 100-125 basis points. The Administrative Agent pays the patronage credit annually in the form of a dividend. As of September 30, 2024, the Company's NLER was in tier 3, or less than 35%, and the applicable interest rate spread was 2.25%.
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
At September 30, 2024 and December 31, 2023, we were in compliance with all financial covenants.
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

We had a strong liquidity position at September 30, 2024 with $41,261,000 in cash and securities and $100,058,000 available on our RLC to meet any short-term liquidity needs. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of September 30, 2024, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less		Years 2-3		Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$288,905	$3,593		$28,901		$30,662	$225,749
Revolving line-of-credit	59,942	—		—		59,942	—
Cash contract commitments	52,125	19,784	1	31,011	1	259	1,071
Defined Benefit Plan	5,196	374		975		996	2,851
SERP	5,236	498		1,138		1,100	2,500
Total contractual obligations	$411,404	$24,249		$62,025		$92,959	$232,171
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
Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial and multi-family developments and entitlement costs related to our industrial and residential development projects. Also, included in the cash contract commitments are estimated fees earned in 2014 by a consultant, related to the entitlement of the Grapevine Development Area. We exited a consulting contract in 2014 related to the Grapevine Development and are obligated to pay an earned incentive fee at the time of successful receipt of all project permits and entitlements and at a value measurement date five-years after project permits have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. We believe that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
As discussed in Note 12 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from us to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from us that are in the SERP program. We expect to contribute $165,000 to our defined benefit plan in the fourth quarter of 2024.
Off-Balance Sheet Arrangements
TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within our Kern County developments. TRPFFA created two CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of our land to secure payment of special taxes related to $19,540,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of our land to secure payments of special taxes related to $95,660,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $18,605,000 of additional bond debt authorized by TRPFFA.

As of September 30, 2024, aggregate outstanding debt of unconsolidated joint ventures was $222,746,000; $20,626,000 was attributable to the loan for TRCC/Rock Outlet joint venture. This loan was 100% guaranteed at September 30, 2024. All other outstanding debt attributed to our joint ventures have met their respective debt covenants, and hence were not subject to an effective guarantee at September 30, 2024. We do not provide a guarantee on the $11,984,000 of debt related to our joint venture with TA/Petro.
Non-GAAP Financial Measures
EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance. We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis, before the effects of taxes, depreciation and amortization, and stock compensation expense. By excluding interest expense and income, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other companies without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net (loss) income or cash flows from operations as defined by GAAP. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net (loss) income	$(1,836)	$(347)	$(1,794)	$1,697
Net loss attributable to non-controlling interest	—	(6)	(1)	(3)
Interest, net
Consolidated	(528)	(700)	(1,843)	(1,775)
Our share of interest expense from unconsolidated joint ventures	1,532	1,216	4,625	3,618
Total interest, net	1,004	516	2,782	1,843
Income tax expense (benefit)	1,832	2,215	(286)	3,619
Depreciation and amortization:
Consolidated	1,216	1,028	3,137	3,003
Our share of depreciation and amortization from unconsolidated joint ventures	1,695	1,393	4,989	4,005
Total depreciation and amortization	2,911	2,421	8,126	7,008
EBITDA	3,911	4,811	8,829	14,170
Stock compensation expense	1,732	864	4,086	2,369
Adjusted EBITDA	$5,643	$5,675	$12,915	$16,539

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Commercial/Industrial operating income	$914	$1,260	$2,492	$3,189
Plus: Commercial/Industrial depreciation and amortization	105	108	319	327
Plus: General, administrative, cost of sales and other expenses	1,835	1,927	5,197	4,824
Less: Other revenues including land sales	(629)	(954)	(2,115)	(2,154)
Total Commercial/Industrial net operating income	$2,225	$2,341	$5,893	$6,186

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Net operating income	2024	2023	2024	2023
Pastoria Energy Facility	$1,491	$1,572	$3,763	$3,997
TRCC	331	350	998	947
Communication leases	270	252	782	773
Other commercial leases	133	167	350	469
Total Commercial/Industrial net operating income	$2,225	$2,341	$5,893	$6,186
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Earnings of unconsolidated joint ventures	$5,729	$1,975	$13,221	$7,856
Interest expense of unconsolidated joint ventures	3,029	2,389	9,131	7,116
Operating income of unconsolidated joint ventures	8,758	4,364	22,352	14,972
Depreciation and amortization of unconsolidated joint ventures	3,235	2,620	9,522	7,578
Net operating income of unconsolidated joint ventures	$11,993	$6,984	$31,874	$22,550

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
Our current RCL has a $59,942,000 outstanding balance. The interest rate on this line of credit can float at a rate equal to one-month term SOFR plus 2.25% for an effective rate of 7.45% at September 30, 2024. During the term of this RCL (which matures in January 2029), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary outstanding balances.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2024
(In thousands except percentage data)

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Assets:
Marketable securities	$6,270	$7,602	$—	$—	$—	$—	$13,872	$13,892
Weighted average interest rate	4.98%	4.97%	—%	—%	—%	—%	4.97%
Liabilities:
Revolving line-of-credit	$—	$—	$—	$—	$—	$59,942	$59,942	$59,942
Weighted average interest rate[1]	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%, and the rate was 7.45% as of September 30, 2024.

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
As of September 30, 2024, there were no receivables that were subject to commodity price fluctuations given that there were no pistachio crop receivables that were at risk to changing prices.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None
(b) Not applicable.
(c) None.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.5	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20

10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 25
10.33	Revolving Line of Credit	FN 36
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders, LLC Redemption and Withdrawal Agreement - Lewis Tejon Member	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	*Executive Severance Agreement - Executive Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	FN 42
10.52	Credit Agreement Between Tejon Ranchcorp and Bank of America, N.A.	FN 43
10.53	Executive Officer Severance Agreement – Marc Hardy	FN 44
10.54	Credit Agreement Between Tejon Ranchcorp and AgWest Farm Credit, PCA	FN 45
10.55	Consulting Letter Agreement between Tejon Ranch Co. and Gregory S. Bielli	FN 46
10.56	Limited Liability Company Agreement of TRC-DP 1, LLC	Filed herewith
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2023, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the period ended March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 22	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.31 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 25	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.32 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.

FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 34	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 35	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ended September 30, 2019, is incorporated herein by reference.
FN 36	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.
FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 42	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022, is incorporated herein by reference.
FN 43	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.52 to our Quarterly Report on Form 10-Q for the period ended September 30, 2022, is incorporated herein by reference.
FN 44	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.53 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023, is incorporated herein by reference.
FN 45	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 20, 2023, is incorporated herein by reference.

FN 46	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on March 26, 2024, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

November 7, 2024	/s/ Gregory S. Bielli
Date	Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	/s/ Brett A. Brown
Date	Brett A. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 7, 2024	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)