Form 10-K
period 2024-12-31
TEJON RANCH CO
filed 2025-03-06
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 28, 2024 was $457,317,341 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.

The number of the Company’s outstanding shares of Common Stock on February 28, 2025 was 26,856,054.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of the Registrant's fiscal year ended December 31, 2024, relating to the directors and executive officers of the Company are incorporated by reference into Part III.

Glossary

The following initialisms or acronyms may be used in this document and shall be defined as set forth below:

AKIP	Advance Kern Incentive Program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVEK	Antelope Valley East Kern Water Agency
CFL	Centennial Founders, LLC
CBD	Center for Biological Diversity
CEQA	California Environmental Quality Act
CFD	Community Facilities District
CNPS	California Native Plant Society
EBITDA	Earnings Before Interest Taxes Depreciation and Amortization
EIR	Environmental Impact Report
FTZ	Foreign Trade Zone
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GSP	Groundwater Sustainability Plan
MV	Mountain Village at Tejon Ranch
NOI	Net Operating Income
NLER	Net Liabilities to Equity Ratio
PEF	Pastoria Energy Facility, LLC
RCL	Revolving Credit Line
RWA	Tejon Ranch Conservation and Land Use Agreement
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SWP	State Water Project
TCWD	Tejon-Castac Water District
TRC	Tejon Ranch Co.
TRCC	Tejon Ranch Commerce Center
TRPFFA	Tejon Ranch Public Facilities Financing Authority
WRMWSD	Wheeler Ridge Maricopa Water Storage District

PART I
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements, including without limitation, statements regarding strategic alliances, the almond, pistachio, olives and grape industries, the future plantings of permanent crops, future yields, prices, and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, future revenue and income from residential leasing, the adequacy of future cash flows to fund our operations, and of current assets and contracts to meet our water and other commitments, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness, ongoing negotiations, and other future events and conditions. In some cases, these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process,” “designed to,” “well positioned,” or “envisioned to.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market, geopolitical and economic forces, availability of financing for land development activities, and competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A, “Risk Factors” of this report.
As used in this annual report on Form 10-K, references to the “Company,” “Tejon,” “TRC,” “we,” “us,” and “our” refer to Tejon Ranch Co. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes appearing elsewhere in this annual report on Form 10-K.
ITEM 1.     BUSINESS
Company Overview
We are a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians and create value for our shareholders. Current operations consist of land planning and entitlement, land development, commercial land sales and leasing, leasing of land for mineral royalties, water asset management and sales, grazing leases, farming, and ranch operations. In 2025, our real estate operations will expand to include residential leasing tied to our multi-family project, Terra Vista at Tejon, which began development in 2024, further diversifying our portfolio and enhancing long-term recurring revenue streams.
These activities are performed through our five reporting segments:
Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of downtown Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield. We create value by securing entitlements for our land, facilitating infrastructure development, strategic land planning, monetization of land through development and/or sales, and conservation in order to maximize the highest and best use for our land. We are involved in nine joint ventures that either own, develop, and/or operate real estate properties. We enter into joint ventures as a means to facilitate the development of portions of our land.

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
The Centennial approvals were litigated in two lawsuits filed in Los Angeles County Superior Court in May 2019 and the Company has since worked on defending and addressing the ongoing litigation, including considering all options to address the Superior Court’s January 2022 decision and the Superior Court’s March 22, 2023 final judgment. On May 26, 2023, we filed a Notice of Appeal, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. During the appeal process the Superior Court’s order of the rescission of project approvals have been placed on hold. The appeal has been fully briefed and a hearing has been scheduled for April 4, 2025.

We are actively executing our value creation strategy through construction, commercial sales, and leasing at our commercial and industrial center, TRCC.  As part of this strategy, we commenced construction in 2024 of the first phase of Terra Vista at Tejon, a multi-family community within TRCC. This development is located on a 22-acre site immediately north of the Outlets at Tejon. The first phase includes 228 multi-family residences across seven apartment buildings, along with a clubhouse featuring a pool and fitness facilities. The project was approved for a maximum of 495 multi-family residences. We remain on track to deliver the first phase on budget and on schedule, with residential leasing expected to begin in the second quarter of 2025. All of these efforts are supported by diverse revenue streams generated from other operations including: farming, mineral resources, ranch operations, and our various joint ventures.
Terra Vista at Tejon

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
50,000
25,000
0
$ (Thousands)
2024
2023
2022
Real Estate
Ranch Operations
Mineral Resources
Farming

Segment Operating Results
30,000
20,000
10,000
0
-10,000
$ (Thousands)
2024
2023
2022
Real Estate
Ranch Operations
Mineral Resources
Farming
Resort Residential

Note: Our Resort Residential reporting segment did not report revenues in the periods reported herein.

The following table shows the revenues from continuing operations, segment operating results and identifiable assets of each of our continuing segments for the last three years:

FINANCIAL INFORMATION ABOUT SEGMENTS
(Amounts in thousands of dollars)

	Year Ended December 31,
	2024	2023	2022
Revenues
Real estate - commercial/industrial	$12,552	$11,758	$40,515
Mineral resources	10,214	14,524	21,595
Farming	13,925	13,950	13,001
Ranch operations	5,195	4,507	4,106
Segment revenues	41,886	44,739	79,217
Segment Operating Results
Real estate - commercial/industrial	$15,523	$10,573	$31,911
Real estate - resort/residential	(2,615)	(1,528)	(1,629)
Mineral resources	3,162	5,839	8,626
Farming	(3,626)	(1,307)	(6,810)
Ranch operations	331	(536)	(918)
Segment operating results [1]	12,775	13,041	31,180
Reconciling items:
Investment income	2,273	2,557	634
Other (loss) income	(292)	(138)	1,088
Corporate expenses	(11,092)	(9,872)	(9,699)
Income before income taxes	3,664	5,588	23,203
Identifiable Assets by Segment [2]
Real estate - commercial/industrial	$98,185	$73,105	$74,292
Real estate - resort/residential	330,513	321,216	312,956
Mineral resources	54,658	52,068	48,780
Farming	54,478	52,094	45,814
Ranch operations	2,658	2,072	1,945
Corporate	67,506	76,968	83,004
Total assets	$607,998	$577,523	$566,791
1 Segment operating results are comprised of revenues and equity in earnings of unconsolidated  joint ventures, less segment expenses, excluding investment income, other income (loss), corporate expenses, and income taxes.
2 Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, land, buildings, and improvements. Commercial/Industrial also includes buildings and improvements.

Real Estate Development Overview
Our real estate operations consist of the following activities: real estate development, commercial land sales and leasing, land planning and entitlement, and conservation. During 2024 we began our first residential development, Terra Vista at Tejon, a multi-family project community at TRCC with leasing scheduled to begin during the second quarter of 2025.
Interstate 5, one of the nation’s most heavily traveled freeways, brings in excess of 92,000 vehicles per day through our land, according to data from the California Department of Transportation. Our holdings include 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding three interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 and Highway 138 corridors, which includes TRCC; MV, a resort and residential community; Grapevine, a mixed-use master planned community in Kern County; Grapevine North, a 7,655-acre development area; and Centennial, a mixed-use master planned community in Los Angeles County. TRCC includes developments east and west of Interstate 5 at TRCC-East and TRCC-West, respectively.
The chart below is a continuum of the real estate development process highlighting each project's current status and key milestones to be met in moving through the real estate development process in California. During this process, we may experience delays arising from factors beyond our control. Such factors include litigation and a changing regulatory environment.

Note: Grapevine North's entitlement efforts have not yet begun. The Company regularly assesses its long-term growth strategy and capital resources when determining when to start this additional development.

Reporting Segments
Real Estate - Commercial/Industrial

Bakersfield
To Sacramento
Lamont
Arvin
Taft
Tehachapi
Tejon Ranch Commerce Center
GV North
Grapevine
Tejon Ranch
Mountain Village
Frazier Park
Centennial
To Los Angeles
Los Padres National Forest
Angeles National Forest
5
99
119
58
223
166
138
33

A primary focus of the Company is our real estate commercial/industrial segment that includes: planning and permitting of land held for development; construction of infrastructure; the construction of pre-leased buildings; the construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The real estate commercial/industrial segment also includes activities related to communications leases, a power plant lease, and landscape maintenance fees.
At the heart of our real estate commercial/industrial segment is TRCC, a 20 million square foot commercial/industrial development on Interstate 5 just north of the Los Angeles basin. The Los Angeles industrial market is the largest in the country by many measures, sitting at the center of a 2 billion square-foot Southern California industrial market. It has been characterized by some of the highest asking rents and lowest vacancy rates of any market in the nation. The Ports of Los Angeles and Long Beach are the primary industrial drivers and are responsible for over 30% of all inbound containers into the U.S.
As of December 31, 2024, our industrial portfolio, through our joint venture partnerships, consisted of 2.8 million square feet of gross leasable area, or GLA, and our TRCC commercial portfolio consisted of 620,907 square feet of GLA. As of December 31, 2024, our industrial portfolio was 100% leased and our commercial portfolio was 96% leased. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property expenses including property taxes, insurance, and maintenance.
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

TRCC has an FTZ designation, of approximately 1,094 acres, which allows a user within the FTZ to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of a trade zone. TRCC's attractiveness as a commercial/industrial location is further enhanced by AdvanceKern, formerly known as the Economic Development Incentive Policy, or EDIP, adopted by the Kern County Board of Supervisors. AdvanceKern is aimed to expand and enhance the County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. AdvanceKern provides incentives such as assistance in obtaining state tax incentives, building supporting infrastructure, and workforce development.
Recent Developments
For a discussion of business developments that occurred in 2024, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report. Certain summarized highlights are contained below.
Construction
During the first quarter of 2024, we began construction of the first phase of a multi-family community, Terra Vista at Tejon, within TRCC. The development is located on a 22-acre site immediately north of the Outlets at Tejon. Terra Vista at Tejon is our first residential development. This development will also begin TRCC’s transition to a mixed-use master-planned community. TRCC already includes a large employment base of industrial and retail users totaling over 8.8 million square feet of existing development, under construction or near construction, with an additional 11.1 million square feet of entitled space to be developed in the future.
Investments
Leasing
Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to two auto service stations with convenience stores, 12 fast-food operations, one service diner-style restaurant, a motel, an antique shop, and a post office.
In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, fiber optic cable routes, and 32 acres of land to PEF for an electric power plant.

The following table summarizes information with respect to lease expirations for our consolidated entities as of December 31, 2024.

Year of Lease Expiration	Number of Expiring Leases	Rentable Square Footage of Expiring Leases	Annualized Base Rent[1]	Percentage of Annual Minimum Rent
2025	9	68,518	$902	12.49%
2026	8	65,367	$542	7.51%
2027	3	1,201	$232	3.21%
2028	6	90,131	$461	6.39%
2030[2]	3	1,394,000	$4,645	64.34%
2032	1	3,750	$152	2.11%
2033	1	125,453	$82	1.14%
2034	1	1,801	$76	1.05%
Thereafter	2	64,004	$127	1.76%
[1] Annualized base rent is calculated as monthly base rent (cash basis) per the lease, as of the reporting period, multiplied by 12. Annualized base rent shown in thousands.
[2] This amount includes 32 acres of the PEF ground lease.
For the year ended December 31, 2024, we had three lease renewals.
Terra Vista at Tejon
In 2021, the Kern County Board of Supervisors approved a Conditional Use Permit (CUP) which authorizes the development of a multi-family apartment complex within TRCC. The approved CUP authorizes the Company to develop up to a maximum of 495 multi-family residences, in thirteen apartment buildings, as well as approximately 6,500 square feet of community amenity space and 8,000 square feet of community serving retail, collectively known as Terra Vista at Tejon. The multi-family apartment community will be located on a 22-acre site immediately north of the Outlets at Tejon. Terra Vista at Tejon will be the first residential community at TRCC and for the Company providing an ideal housing option for the thousands of employees currently working at the various distribution centers, retailers, hotels and fast-food restaurants at TRCC.
Joint Ventures
We use joint ventures to advance our development projects at TRCC. This allows us to combine our resources with other real estate companies and gain greater access to capital, share in the risks of real estate developments and share in the operating expenses. More importantly, we believe it allows us to better manage the deployment of our capital for entitlement and litigation efforts, and increase our leasing portfolio.
Our joint venture with TravelCenters of America owns and operates two travel and truck stop facilities, two restaurants, 13 fast-food operations, and five separate gas stations with convenience stores within TRCC-West and TRCC-East.
We are involved in five joint ventures with Majestic Realty Co., or Majestic, to develop, lease, manage, and/or acquire industrial buildings within TRCC. These joint ventures currently operate five fully leased industrial buildings occupying over 2.8 million rentable square feet.
We formed one new joint venture with Dedeaux Properties in the fourth quarter of 2024 to develop, lease and manage an approximately 510,385 industrial building within TRCC - East, subject to the execution of construction financing.
We are involved in a joint venture with Rockefeller Development Group, or RDG, as of December 31, 2024. The TRCC/Rock Outlet Center LLC operates the Outlets at Tejon.

TRCC Entitlements
The following is a summary of the Company's commercial, retail and industrial real estate developments as of December 31, 2024:

($ in thousands)
Project	Cost to Date	Estimated Cost to Complete	Total Estimated Cost at Completion
Tejon Ranch Commerce Center	$112,841	$82,277	$195,118
Less: Reimbursements from TRPFFA[1]	98,761	33,061	131,822
TRCC Development Costs, net	$14,080	$49,216	$63,296

1TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA, through bond sales, will reimburse the Company for qualifying infrastructure costs at TRCC.

The following table summarizes total entitlements for TRCC as of December 31, 2024:

(in square feet)	Industrial	Commercial Retail
Total entitlements received	19,300,941	956,309
Total entitlements used	8,201,864	674,246
Entitlements available	11,099,077	282,063

We believe we are well positioned for long-term value creation as we continue with our current development plans at TRCC. This is evident in the 157% increase in land prices achieved over a seven-year period starting with $3.50 per square foot in 2017. Industrial rents have increased 236% over the same seven-year period starting at $0.25 per square foot in 2017. Current entitlements available at TRCC can facilitate alternative uses and further increase the per-acre value.

TEJON RANCH
COMMERCE CENTER

MASTER LAND USE PLAN

WHOLLY-OWNED by TEJON RANCH
Income Producing Properties
Under Construction Multi-Family Apartments
JOINT VENTURES
Petro Travel Plaza Holdings - 60%*
Rockefeller Group - 50%*
Majestic Realty - 50%*
Dedeaux - 50%*
*Represents TRC's ownership percentage interest
Property Held by 3rd Party
TRC Land Held for Development
Land with Land Improvements - Retail
Land with Land Improvements - Industrial
Land without Land Improvements - Industrial
Existing Building
Concept Building
Water/Wastewater Improvements
Existing Road
Future Road
Basin
WWTP
Future 510K SF Bldg
Sunrise Brands
Basin
Nestle
IKEA
Caterpillar
Camping World & Transformco
L'Oreal & Rectorseal
Travel Centers of America
Plant Prefab
WWTP
Basin
n.a.p.
Famous Footwear
Golden Touch Imports
Basin
Petro Travel Center
Terra Vista
5
The Outlets
Crow Holdings
Dollar General
Dollar General & P3
IKEA
0
500
1,000
2,000
Feet

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
Our most direct regional competitors are in the Inland Empire, a large industrial area located 60 miles east of Los Angeles, which continues its expansion eastward beyond Riverside and San Bernardino into the Perris, Moreno Valley, and Beaumont regions of Southern California. We also face competition within Northern Los Angeles, which is comprised of the San Fernando Valley and Santa Clarita Valley along with areas north of us in the San Joaquin Valley of California. Strong demand for large distribution facilities is driving development farther east of these counties in the search for large, entitled parcels, often increasing transportation costs and lead times for companies reliant on port access. As development in the Inland Empire continues to move east and farther away from the ports, we believe that our strategic location—with direct access to major transportation corridors and proximity to the ports—positions us as a competitive alternative for logistics, warehousing, and distribution operations.
The Inland Empire industrial market continues to witness elevated demand in the fourth quarter of 2024, with leasing activity surpassing 10 million square feet for the third quarter in a row. However, vacancy rates climbed to 6.8%, a 170-basis point increase year-over-year. Average asking rents declined for the sixth consecutive quarter, dropping by $0.07 per square foot (5.6%) quarter-over-quarter and $0.33 per square foot (22%) from one year ago to $1.15 per square foot. The San Fernando Valley and Ventura County industrial markets continue to see somewhat tight conditions. Some vacancy was returned to the market, and the overall vacancy rate in the San Fernando Valley increased by 60 basis points to 2.5% and remained unchanged at 2.2% in Ventura county, while net absorption was negative in the Valley and positive in Ventura County. Average asking rent declined in the Valley, dropping by $0.20 to $1.54 triple-net lease, or NNN, and by $0.09 in Ventura to $1.13 NNN.

	Vacancy Rates			Average Asking Rent
	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2024	December 31, 2023	December 31, 2022

Inland Empire	6.8%	5.1%	0.9%	1.15	1.48	1.61
San Fernando Valley and Ventura County	2.4%	1.5%	0.7%	1.42	1.54	1.46
Source data from Colliers International Group
Industrial users seeking larger spaces are going further north into neighboring Kern County, and particularly TRCC, which has attracted increased attention as market conditions continue to tighten. Additionally, TRCC is in a position to capture tenant awareness due to our ability to provide a competitive alternative for users in the Inland Empire and the Santa Clarita Valley.

Given California’s regulators recent efforts at the local and state levels to tighten restrictions on industrial zoning and specific industrial uses, we anticipate further legislative activity in this area. The Company’s existing and planned development are designed to align with current regulatory requirements, while incorporating flexibility where possible to adapt to future policy changes. Through our Company advocacy strategies, Tejon Ranch will engage to influence policy discussions to support our industrial development goals.

Real Estate - Resort/Residential
Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering, and land stewardship and conservation activities. We have three major resort/residential communities within this segment:
•Mountain Village at Tejon Ranch
•Centennial at Tejon Ranch
•Grapevine at Tejon Ranch
•Grapevine North
The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete. Litigation by environmental and other special interest groups has been a primary cause of delays and increased costs for our real estate development projects as well as other projects in California. For discussion on legal matters pertaining to our developments, see Note 13 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements.
As we embark on our mixed-use master planned communities, we expect that full build out may take 25 years or longer from the start of construction. The entitlement process for development of property in California is inherently complex, lengthy (often spanning multiple years) and costly, requiring approvals at federal, state, and county levels. We are unable to determine anticipated completion dates for our real estate development projects with certainty because the time for completion is heavily dependent on the regulatory approvals necessary for land development.
Beyond regulatory factors, we remain highly aware of both micro- and macroeconomic conditions that have a significant influence on the real estate sector. As a developer, one would be at an economic disadvantage to bring product to market with no willing or able buyers. This ebb and flow of the economy also plays into the timing of our completion date. Additionally, costs fluctuate over the life of these projects due to labor, raw material expenses, and shifting economic conditions. Inflation further compounds the uncertainty, as both cost estimates and completion dates remain subject to ongoing economic and regulatory dynamics. We have obtained entitlements on MV and prevailed in litigation in 2012, and Grapevine was reapproved unanimously by the Kern County Board of Supervisors in 2019 and prevailed in litigation in 2021.

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

Centennial at Tejon Ranch

The Centennial development is a mixed-use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Centennial is entitled for 19,333 housing units, including nearly 3,500 affordable units, and 10.1 million square feet of commercial development. Centennial will incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial offices and light industrial businesses that, when complete, will create a substantial number of jobs. The project is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 93.65% ownership interest as of December 31, 2024. Centennial is envisioned to be an ecologically friendly community that will achieve a job-housing balance.
Centennial had entitlements approved in 2019 by the Los Angeles County Board of Supervisors. These approvals were litigated in two lawsuits filed in Los Angeles County Superior Court in May 2019 and we have since worked on defending and addressing the ongoing litigation, including considering all options to address the Superior Court’s January 2022 decision and the Superior Court’s March 22, 2023 final judgment. On May 26, 2023, we filed a Notice of Appeal, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. Briefing at the Court of Appeal is complete and the Court of Appeal has calendared an April 4, 2025 hearing date for this matter. During the appeals process the Superior Court’s order of the rescission of project approvals has been placed on hold. See Note 13 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements for further discussion.

Grapevine at Tejon Ranch
Grapevine is a mixed-use master planned community encompassing 8,010 acres of our lands within Kern County located on the San Joaquin Valley floor, adjacent to TRCC. Grapevine is entitled for 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks. The 4,643 acres designated for mixed-use development will include housing, retail, commercial, and industrial components. See Note 13 (Commitments and Contingencies) of the Notes to Consolidated Financial Statement for further discussion.
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

The following is a summary of the Company's residential real estate developments as of December 31, 2024:

Community:	Mountain Village	Centennial	Grapevine	Resort
Location:	Kern County	Los Angeles County	Kern County	Residential
Project Status[1]:	Entitled	Entitled [4]	Entitled	Total
Entitlement Area (acres):	26,417	12,323	8,010	46,750
Housing Units:	3,450	19,333	12,000	34,783
Commercial Development (sqft)[2]:	160,000	10,100,000	5,100,000	15,360,000
Open Areas (acres):	21,335	5,624	3,367	30,326
Costs to Date[3]:	$158,348	$124,136	$42,456	$324,940
1 Estimated completion anticipated to be 25 years, or longer, from commencement of construction. To-date construction has not begun.
2 MV also has approval for up to 750 lodging units and 350,000 square feet of amenity facilities and two 18-hole golf courses.
3 Dollars presented in thousands.
4 In the process of litigation, following LA County's approval
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
We lease certain portions of our land to oil companies for the exploration and production of oil and gas. We do not engage in any oil exploration or extraction activities. As of December 31, 2024, 12,015 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 83,411 barrels of oil and 20,480 MCF (each MCF being 1,000 cubic feet) of dry gas during 2024. Our share of production, based upon average royalty rates during the last three years, has been 31, 34, and 36 barrels of oil per day for 2024, 2023, and 2022, respectively. There are 302 active oil wells located on the leased land as of December 31, 2024. Royalty rates on our leases averaged approximately 13% of oil production in 2024. New exploration and expansion of oil production within California is discouraged by state permitting rules and regulatory actions.
The price per barrel of oil decreased in the first quarter of 2024 and peaked for the year during the second quarter of 2024. Oil and natural gas prices are highly sensitive to fluctuations driven by relatively minor shifts in supply and demand, market uncertainty and various external factors beyond our control. These include changes in domestic and global supply and demand dynamics, domestic and global inventory levels, and political and economic conditions. Additionally, geopolitical tensions, including ongoing conflicts in the Middle East and Eastern Europe, further contribute to price volatility.
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

We also lease 277 acres to Granite Construction and 244 acres to Griffith Construction for the mining of rock and aggregate product that is used in construction of roads and bridges. The royalty revenues we receive under this arrangement are based upon the amount of product produced at these sites. The Granite site reached the end of its economic life and began restoration activities during 2023. We also have a royalty arrangement with Granite Construction tied to 703 acres of land previously owned by the Company that began operations in 2021 and is now paying royalty payments, which will more than offset the payments received from the old Granite site.
Water sales opportunities each year are impacted by rain and snowfall volume along with California State Water Project, or SWP, allocations. The current SWP allocation is at 35% of contract amounts with an expectation that the allocation may increase.
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
Farming Operations
In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes— 1,036 (all in production); almonds—2,116 (1,357 in production and 759 under development); and pistachios—935 (all in production). We periodically lease 530 acres of land that is used for the growing of vegetables which can also be used for the development of permanent crops, such as almonds. As part of our efforts to diversify our permanent crop portfolio, we are planting 160 acres of olives in 2025, with an additional 160 acres planned for 2026.
Pricing for nut and grape crops is particularly sensitive to the size of each year’s world crop, prior year inventory carry forward, and demand for those crops. The almond industry projected 2024 yields to be about 2.6 billion pounds, down from the previous report of over 3.0 billion pounds. This estimate along with a lower inventory carry forward has helped to improve pricing.
Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. In addition, late spring rains negatively impacted 2024 grape production as the rains occurred during the grape bloom. The timing of the rains also increased cultural costs within grapes to fight higher levels of mildew in the vineyards. We will not know the impact of current weather conditions on 2025 production until summer of 2025.
Labor costs, both internal and through labor contractors, continue to increase and the Company expects this trend to continue over the foreseeable future. The Company utilizes external labor contractors, as necessary, for large projects, such as pruning and harvesting, as a way to manage our labor needs. From a broader inflationary standpoint, the Company is seeing and expects to continue to see an increase in production costs, most notably chemicals such as herbicides and pesticides, and fuel costs.
Sales of our grape crop typically occur in the third and fourth quarters of the calendar year. Sales of our pistachio and almond crops also typically occur in the third and fourth quarters of the calendar year but can occur up to a year or more after each crop is harvested. In 2024, we sold 44% of our grape crop to one winery, 33% to a second winery and the remainder to two other customers. These sales are under contracts ranging from one to eight years. In 2024, our almonds were sold to various commercial buyers, with the largest buyer accounting for 29% of our crop. We believe that we would not be adversely affected by the loss of any or all of these buyers, because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.
At this time, the State Department of Water Resources has announced that the estimated water supply for 2025 will be at 35% of full entitlement. This allocation may change based upon precipitation and snowpack runoff in Northern California from additional potential winter storms. The current 35% allocation of SWP water is enough for us to farm our crops when combined with our other water sources. We have additional water resources, such as groundwater and surface sources, and those of the water districts we are in that allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of 2025 water supplies on 2025 California crop production for almonds, pistachios, and wine grapes. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.” Also see Note 6 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.
Ranch Operations
Our ranch operations segment consists of grazing lease revenues, game management revenues, land maintenance activities, and ancillary land uses, such as filming.

Approximately 256,000 acres are used for two grazing leases, which account for 45% of total revenues from ranch operations at December 31, 2024.
Game management offers a wide variety of guided big game hunts, including trophy Rocky Mountain elk, deer, turkey and wild pig. We offer guided hunts and memberships for both the Spring and Fall hunting seasons. At December 31, 2024, game management accounted for 38% of the total revenue from ranch operations.
In addition, the Ranch Operations segment manages, and includes the expenses for the upkeep, maintenance, and security, of all 270,000 acres of land.
General Environmental Regulation
Our operations are subject to federal, state, and local environmental laws and regulations, including laws relating to water, air, solid waste, and hazardous substances. There can be no assurance that we will not incur costs, penalties, and liabilities, including those relating to claims for damages to property or natural resources, resulting from our operations. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties. We also expect continued legislation and regulatory development in the area of climate change and GHG. It is unclear, as of this date, how any such developments will affect our business. Enactment of new environmental laws or regulations, or changes in existing laws or regulations or the interpretation of these laws or regulations, might require expenditures in the future. We historically have not had material environmental liabilities.
Environmental Sustainability
Environmental stewardship and sustainability are core values at Tejon Ranch Co., along with quality, visionary innovation and development. This commitment to sustainability manifests itself in many ways throughout the Company and its operations.
Climate Change
The Company maintains policies intended to both reduce its carbon footprint and proactively sequester, or capture and store carbon.
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
•Solar power is used significantly within TRCC. For example, the Company installed a solar-covered parking structure at the Outlets at Tejon. The structure covers 1.85 acres and is projected to reduce by approximately 83% the center’s electricity consumption needs for shared spaces and produce approximately 1,076,000-kilowatt hour, or kWh, of clean energy every year. In addition, the IKEA distribution center at TRCC features a 1.8 MW photovoltaic solar array covering 370,000 square feet of the warehouse’s rooftop. The system handles the power needs of IKEA’s distribution center and provides power to the electrical grid as well. Caterpillar’s distribution center in TRCC utilizes a ground-based solar array to reduce its energy usage.
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
•The Company’s master planned mixed-use residential communities are designed with a jobs housing balance that will locate housing near employment centers, reducing commuting miles. Centennial is designed to include electric vehicles, through vehicle purchase incentives, and the installation of 30,000 EV chargers located within both residential and commercial sections of the community, at TRCC, and within qualifying communities in Southern California. At Centennial, at least 50% of the energy supply is intended to be produced by on-site renewable sources, and natural gas use in the community will be limited to essential commercial uses only.

•At Grapevine, like Centennial, 50% or more of its energy supply is intended to be produced on site by renewable sources, and natural gas will not be installed in homes.
•All homes in MV will feature roof-top photovoltaic solar arrays and battery energy storage systems, where required by code.

Air Quality
•The Company has contracted with the San Joaquin Valley Unified Air Pollution Control District, or SJVUAPCD, to pre-mitigate air emissions including GHG emissions related to the Company’s current development at TRCC-East and future development at MV and Grapevine. As part of this effort, in 2021, SJVUAPCD facilitated emissions reduction projects related to TRCC-East and identified measures to address projected future emissions for the full build-out of the project. Additionally, for the initial phase of development at Mountain Village, the Company has contributed funding to support the replacement of outdated agricultural engines, which is expected to reduce certain air emissions in the region.
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
•The Company’s agricultural operations utilize highly efficient automated and drip irrigation systems to water its orchards and vineyards. This allows for increased control and flexibility in crop irrigation as well as real-time monitoring.
•We use water banks for water storage in the water basins in which we have operations which allows us to better manage our vital water resources more efficiently.
•The majority of the Company’s developed land, including farming, lies within the White Wolf Groundwater Subbasin (basin ID 5-022.18), which is considered a non-critically overdrafted basin and has a Groundwater Sustainability Plan (GSP) approved by the California Department of Water Resources.
Customers
Our PEF power plant lease accounted for 11% of total revenues in 2024, 11% in 2023 and 6% in 2022. No other recurring customer represented 5% or more of our revenues in 2024, 2023 and 2022.
Organization
Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.
Human Capital
At December 31, 2024, we had 82 full-time employees and six part-time employees. We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. To attract and retain top talent, we have designed our compensation and benefits programs to provide a balanced and effective reward structure. Our short and long-term incentive programs are aligned with key business objectives and are intended to motivate strong performance. Our employees are eligible for medical, dental and vision insurance, a 401(k) savings/retirement plan, employer-provided life and disability insurance and an array of voluntary benefits designed to meet individual needs. We have adopted a Compliance with State and Federal Statutes, Rules and Regulations Reporting Policy that applies to all of our employees. Its receipt and review by each employee are documented and verified quarterly. None of our employees are covered by a collective bargaining agreement.

Our policies are designed to promote fairness and equal opportunities within the Company. When attracting, developing and retaining talent, we seek individuals who hold varied experiences and viewpoints and embody our core values to create an inclusive culture and workplace that allows each employee to do their best work and drive our collective success. We believe that an experienced and varied workforce possesses a broader array of perspectives that businesses need to remain competitive in today’s economy. We maintain employment policies that comply with federal, state and local labor laws and promote a culture of fairness and respect. These policies set forth our goal to provide equal employment opportunity without discrimination or harassment on the basis of protected categories. All of our employees must adhere to a Code of Business Conduct and Ethics that sets standards for appropriate behavior, and all employees must also complete required internal training on respect in the workplace to further enhance our cultural behaviors.
Reports
We make available, free of charge through our Internet website, www.tejonranch.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or to be furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. We also make available on our website our corporate governance guidelines, charters of our Board of Directors’ Committees (audit, compensation, nominating and corporate governance, and real estate), and our Code of Business Conduct and Ethics for Directors, Officers, and Employees. These items are also available in printed copy upon request. We intend to disclose in the future any amendments to our Code of Business Conduct and Ethics for Directors, Officers, and Employees, or waivers of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver. Any document we file with the SEC may be inspected, without charge, at the SEC’s website: http://www.sec.gov.
Information about our Executive Officers
The following table shows each of our executive officers and the offices held as of March 6, 2025, the period the offices have been held, and the age of the executive officer.

Name	Office	Held since	Age
Gregory S. Bielli	President and Chief Executive Officer, Director	2013	64
Matthew Walker	Chief Operating Officer	2025	54
Brett A. Brown	Executive Vice President & Chief Financial Officer	2023	60
Hugh McMahon	Executive Vice President, Real Estate	2014	58
Robert D. Velasquez	Senior Vice President, Chief Accounting Officer	2022	58
Michael R.W. Houston	Senior Vice President, General Counsel & Secretary	2023	50
A description of present and prior positions with us, and business experience is given below.
Mr. Bielli has been employed by the Company since September 2013 and, as previously disclosed, will retire on March 31, 2025. Mr. Bielli joined the Company as President and Chief Operating Officer and became President and Chief Executive Officer on December 17, 2013. Prior to joining the Company, Mr. Bielli was President of Newland Communities' Western Region, a diversified real estate company, and was responsible for overseeing management of all operational aspects of Newland's real estate projects in the region. Mr. Bielli worked with Newland Communities from 2006 through August 2013.
Mr. Walker will join the Company on March 6, 2025 as Chief Operating Officer, as previously announced. He will succeed Gregory S. Bielli, becoming President and Chief Executive Officer as of April 1, 2025. Prior to joining the Company, Mr. Walker served as Executive Vice President at Lowe, a private real estate company, overseeing the firm’s hospitality and resort community platform from 2000 to 2025. Prior to joining Lowe, Mr. Walker held positions at several architectural firms. Mr. Walker earned a Bachelor of Architecture from Cornell University and a Master of Business Administration from the UCLA Anderson School of Management.
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

Mr. McMahon joined the Company in November 2001 as Director of Financial Analysis. In 2008, Mr. McMahon became Vice President of Commercial/Industrial Development and in December of 2014, was promoted to Senior Vice President of Commercial/Industrial Development and elected as an officer of the Company. In 2015, he was promoted to Executive Vice President. Mr. McMahon's title was subsequently changed in 2017 to Executive Vice President, Real Estate.
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
ITEM 1A.     RISK FACTORS
The material risks and uncertainties described below make investing in our securities risky. If any of the following risks occur, our business, financial condition, results of operations or future prospects could be materially adversely affected. Our strategy, focused on more aggressive development of our land, involves significant risk and could result in operating losses. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may materially adversely affect our business, financial condition, and results of operations. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future.
STRATEGIC RISKS

Strategic risk relates to the Company's future business plans and strategies, including the risks associated with the macro- and micro- environment in which we operate, the demand for our products and services, the success of investments in our real estate development, technology and public policy.
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of future homes and commercial products live could reduce the demand for our products and, as a result, could adversely affect our business, results of operations, and financial condition. Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our real estate products live have had and may in the future have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates, and population growth, or an oversupply of product for sale or lease may reduce demand, depress prices, and cause buyers to cancel their purchase agreements. This, in turn, could adversely affect our results of operations and financial condition. Additionally, increasing insurance costs, particularly in wildfire-prone areas such as California, may make homeownership and commercial property leasing less affordable for prospective buyers and tenants. Rising premiums or limited availability of fire insurance could further suppress demand and negatively impact property values, which, in turn, could adversely affect our results of operations and financial condition.
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
Third-party litigation increases the time and cost of our development efforts. The land use approval processes we must follow to ultimately develop our projects have become increasingly complex. Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals, and we have repeatedly experienced such legal challenges related to our real estate development projects. As a result, the prospect and realization of third-party challenges to planned real estate developments provides additional uncertainties in real estate development planning and entitlements. Third-party challenges in the form of litigation have resulted in denial of the right to develop, and, by their nature, adversely affect the length of time and the cost required to obtain the necessary approvals, and may do so again in the future. In addition, adverse decisions arising from any litigation have increased and may again increase the costs and length of time to obtain ultimate approval of a project and could adversely affect the design, scope, plans and profitability of a project.
We are subject to environmental regulations and opposition from environmental groups that cause delays and increase the costs of our development efforts or preclude such development entirely. Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Federal and state environmental laws also govern the construction and operation of our projects and require compliance with various environmental regulations, including analysis of the environmental impact of our projects and evaluation of our reduction in the projects’ carbon footprint and GHG emissions. Environmental laws and conditions may result in delays, cause us to incur additional costs for compliance, mitigation and processing land use applications, or preclude development in specific areas. In addition, in California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. Certain groups opposed to development have made clear they intend to oppose our projects vigorously, so litigation challenging their approval is expected and has, in the past, occurred. Currently, the Centennial entitlement approval has been opposed through litigation against the Company and Los Angeles County. The issues most commonly cited in opponents’ public comments include the poor air quality of the San Joaquin Valley air basin, potential impacts of projects on the California condor and other species of concern, the potential for our lands to function as wildlife movement corridors, potential impacts of our projects on traffic and air quality in Los Angeles County, GHG emissions, water availability and criticism of proposed development in rural areas as being “sprawl.” In addition, California has a specific statutory and regulatory scheme intended to reduce GHG emissions in the state and any efforts to enact federal legislation to address climate change concerns could require further reductions in our projects’ carbon footprint in the future.
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
Increases in taxes or government fees could increase our cost, and adverse changes in tax laws could reduce demand for homes in our future residential communities. Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, and road improvements, could increase our costs and have an adverse effect on our operations. In addition, any changes to federal or state income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as a change limiting the deductibility of real estate taxes or interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce future sales.
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
Risks and challenges we have faced and may continue to face in land development. We have in the past and may in the future encounter other difficulties in developing our land, including:
•Difficulty in securing adequate water resources for future developments;
•Natural risks, such as geological and soil problems, earthquakes, fire, heavy rains and flooding, and heavy winds;
•Shortages of qualified trades people;
•Reliance on local contractors, who may be inadequately capitalized or have limited availability;
•Shortages of materials; and
•Increases in the cost of materials, including as a result of tariffs or a trade war.
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
We are involved in a cyclical industry and are affected by changes in general and local economic conditions. The real estate development industry is cyclical and is significantly affected by changes in general and local economic conditions, including:
•Employment levels
•Availability of financing and insurance
•Interest rates
•Consumer confidence
•Demand for the developed product, whether residential or commercial
•Supply of similar product, whether residential or commercial
•Climate and weather conditions
The process of a project's development begins, and financial and other resources are committed long before a real estate project comes to market, which could occur at a time when the real estate market is depressed. It is also possible in a rural area like ours that no market for the project will develop as projected. Farming and mineral resources are also subject to business cycles and/or seasonality that could have a material impact to the business.
The inability of a tenant to pay us rent adversely affects our business. Our commercial revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If our tenants fail to make rental payments under their leases, or negotiate lower rates or extended payment terms, our financial condition and cash flows have been and could again be adversely affected.
Our inability to renew leases or re-lease space on favorable terms as leases expire may significantly affect our business. Some of our revenues are derived from rental payments and reimbursement of operating expenses under our leases. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely payments under its lease. Also, if our tenants terminate early or decide not to renew their leases, we may not be able to re-lease the space. Even if tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions, and lease commissions, may be less favorable to us than current lease terms. Consequently, we could generate less cash flow from the affected properties than expected, which could negatively impact our business. We may have to divert cash flow generated by other properties to meet our debt service payments, if any, or to pay other expenses related to owning the affected properties.
We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs on to tenants. Our properties are subject to increases in operating expenses, including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. We cannot be certain that our tenants will be able to bear the full burden of costs, such as real estate taxes, insurance, utilities, common area and other expenses that we pass along through our leases, or that such increased costs will not lead them, or other prospective tenants, to seek space elsewhere. If operating expenses increase, the availability of other comparable space in the markets in which we operate may hinder or limit our ability to increase our rents. If operating expenses increase without a corresponding increase in revenues, our profitability would diminish.
From time to time, we experience shortages or increased costs of labor and supplies or other circumstances beyond our control that cause delays or increased costs within our commercial development, which can adversely affect our operating results. Our ability to develop our current industrial development has in the past and may in the future be adversely affected by circumstances beyond our control, including: work stoppages, labor disputes and shortages of qualified trades people; changes in laws relating to union organizing activity; and shortages, delays in availability, or fluctuations in prices of building materials (including as a result of inflation or tariffs). Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing infrastructure and buildings within our industrial development. If any of the above happens, our operating results could be harmed.
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
Volatile oil and natural gas prices could adversely affect our cash flows and results of operations. Our cash flows and results of operations are dependent in part on oil and natural gas prices, which are volatile. Oil and natural gas prices also impact the amount we receive for our mineral leases. Moreover, oil and natural gas prices depend on factors we cannot control, such as: changes in foreign and domestic supply and demand for oil and natural gas; weather; political conditions in other oil-producing countries, including the possibilities of insurgency or war in such areas; prices of foreign exports; domestic and international drilling activity and related policies; price and availability of alternate fuel sources; the value of the U.S. dollar relative to other major currencies; the level and effect of trading in commodity markets; and the effect of worldwide energy conservation measures and governmental regulations. Substantial or extended decline in the price of oil and gas, future natural gas, or crude oil price could have a negative impact on our business, liquidity, financial condition and results of operations.
Our reserves and production will decline from their current levels. The rate of production from oil, natural gas, and mining properties generally decline as reserves are produced. Any decline in production or reserves could materially and adversely affect our future cash flow, liquidity and results of operations.
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
Natural and man-made disasters, public health crises, political instability, global conflicts, including trade wars, and other potentially catastrophic events may have an adverse impact on our business and operating results and could decrease the value of our assets. Natural and man-made disasters, public health crises, political instability, and other potentially catastrophic events, including terrorist attacks, particularly those that may cause a decline in global economic activity, could have a material adverse impact on our business, our operating results, and the market price of our common stock. Catastrophic events occurring in California, the United States, or globally may result in declining economic activity, which could reduce the demand for, and the value of, our properties. To the extent that catastrophic events impact our tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their lease obligations. Disruptions to the global economy can also impact demand for, and the prices of our products, which could adversely affect our future cash flow and results of operations.
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
Our efforts, goals and disclosures related to environmental stewardship and sustainability matters expose us to risks that can adversely affect our reputation and performance. Our commitment to sustainability with respect to climate change, air quality, and water conservation reflect our current plans and aspirations and are not guarantees that we will be able to achieve our goals. Such plans and aspirations may also fail to satisfy all of our stakeholders, as they reflect a variety of views that may support or disagree with these initiatives. Our pursuit of, or our failure or perceived failure to achieve, these goals and objectives on a timely basis, or at all, could adversely affect our reputation, stock price, operations, financial performance and growth, and expose us to increased scrutiny from the investment community, as well as enforcement authorities.
FINANCIAL RISKS
Financial risk relates to our ability to meet financial obligations and mitigate exposure to broad market risks, including volatility in interest rates and commodity prices; credit risk; and liquidity risk, including risk related to our credit ratings and our availability and cost of funding. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our commercial businesses, as well as in our investing and leasing activities and derivative financial instruments activities. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise and could potentially impact an institution’s financial condition or overall safety and soundness.
Constriction of the credit markets or other adverse changes in capital market conditions could limit our ability to access capital and increase our cost of capital. During past economic downturns, we relied principally on positive operating cash flow, cash and investments, our revolving credit facility and equity offerings to meet current working capital needs, entitlement investment, and investment within our developments. Any slowdown in the local, national, or global economy could negatively impact our access to credit markets and may limit our sources of liquidity in the future and potentially increase our costs of capital.
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

Our revolving credit facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.55 to 1.00 at each year end; (b) a debt service coverage ratio not less than 1.50 to 1.00 as of each year end on a rolling four quarter basis; and (c) a liquidity ratio not less than 2.00 to 1.00 at each year end. A failure to comply with these requirements could allow the lending bank to terminate the availability of funds under our revolving credit facility and/or cause any outstanding borrowings to become due and payable prior to maturity.
MARKET RISKS
Market risk relates to the functioning of the New York Stock Exchange. Many factors affect market function: investor anticipation, shocks in other markets, and anything that limits the efficient functioning of the marketplace. Market risks can affect the price of our Common Stock.
Only a limited market exists for our Common Stock, which could lead to price volatility. The limited trading market for our Common Stock may cause fluctuations in the market value of our Common Stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our Common Stock.
Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of March 6, 2025, directors and members of our executive management team beneficially owned or controlled approximately 21.6% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration and sale of any significant number of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.
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
Third Party Risk Management

The Company uses third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, a managed service security provider that monitors certain of the Company’s computer networks and third-party hosted services.
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
Marcus O. Pegues has served as Director of IT since 2021. He works with the Company’s internal information technology department and external partners to monitor and improve our cybersecurity capabilities. Mr. Pegues has guided, in coordination with other management staff, strategic technology, risk mitigation, process improvement initiatives, and digital initiatives. His experience in technology and cybersecurity, spans a career of more than 15 years. He earned his Master of Science in Information Technology with Specialization in Project Management from Colorado Technical University and his Bachelor of Science in Business Management with Specialization in Information Technology from Colorado Technical University.
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
ITEM 2.     PROPERTIES
Land
Our approximately 270,000 acres include portions of the San Joaquin Valley, portions of the Tehachapi Mountains and portions of the western end of the Antelope Valley. Each of our five reporting segments uses various portions of this land, as indicated in Item 1. A number of key transportation and utility facilities cross our land, including Interstate 5, California Highways 58, 138 and 223, the California Aqueduct (which brings water from Northern California), and various transmission lines for electricity, oil, natural gas and communication systems. Our corporate offices are located on our property.
Approximately 247,000 acres of our land are located in Kern County, California. The Kern County government's general plan, or the General Plan, for this land contemplates continued commercial, resource utilization, farming, grazing and other agricultural uses, as well as certain new developments and uses, including residential and recreational facilities. While the General Plan is intended to provide guidelines for land use and development to third party entities like the Company, it is subject to amendment to accommodate changing circumstances and needs. We have three major master planned real estate projects in Kern County: MV, TRCC and Grapevine.

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
Portions of our land consist of mountainous terrain, much of which is not presently served by paved roads or by utility or water lines. Much of this property is included within the RWA we entered into with five major environmental organizations in June 2008. As we receive entitlement approvals over the life span of our developments, we will dedicate conservation easements on 145,000 acres of this land, which will preclude future development of the land. This acreage includes many of the most environmentally sensitive areas of our property and is home to many plant and wildlife species whose environments will remain undisturbed.
Any significant development on our currently undeveloped land would involve the construction of roads, utilities and other expensive infrastructure and would have to be done in a manner that accommodates a number of environmental concerns, including endangered species, wetlands issues, and GHG emissions. Accommodating these environmental concerns, could possibly limit development of portions of the land or result in substantial delays or certain changes to the scope of development in order to obtain governmental approval.

Water Operations
Our existing long-term water contracts with WRMWSD provide for water entitlements and deliveries from the SWP to our agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, we are entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water subject to SWP allocations, which is adequate for our present farming operations. It is assumed that at the end of the current contract period, all water contracts will be extended for approximately the same amount of annual water.
In addition to the WRMWSD contract water entitlements, we have access to an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. TCWD, a local water district whose service area includes land we own and land we have sold in TRCC, has 5,749 acre-feet of SWP entitlement (also called Table A amount), subject to SWP allocations. In addition, TCWD has 60,936 acre-feet of Company water stored in Kern County water banks for future uses. Both the SWP entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and the Company. TCWD through its contract with the Company supplies water to TRCC, and will be the principal water supplier for any significant mixed-use development in MV. TCWD will also be the water district that provides services to the Grapevine and Centennial projects.
We have a 150-acre water bank consisting of nine ponds on our land in southern Kern County. Water is pumped into these ponds and then percolates into underground aquifers. Since 2006, we have banked 54,728 acre-feet of water from the Antelope Valley-East Kern Water Agency, or AVEK, which has been diverted from the California Aqueduct and is currently retained in this water bank. We anticipate adding additional water to the water bank in the future, as water is available.
Over time, we have also purchased water for our future use or sale. We have secured SWP entitlement under long-term SWP water contracts with the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. Since 2012, these contracts have been held by AVEK for our use and extend through 2035. The Company also has a water purchase agreement that requires the Company to purchase 6,693 acre-feet of water each year from the Nickel Family, LLC, or Nickel, through the Kern County Water Agency.
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. This contract allows us to purchase water each year. The purchase cost of water in 2024 was $957 per acre-foot. Purchase costs are subject to annual cost increases based on the greater of the consumer price index or 3%, resulting in a 2025 purchase cost of $986 per acre-foot.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis, until the water is needed to satisfy the Company’s water demands.
During 2024, SWP allocations were 40% of contract levels, and WRMWSD was able to supply us with water from various sources that, when combined with our water sources provided sufficient water to meet our farming and real estate demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to supplement our other water supplies. In years where the supply of water is sufficient, both WRMWSD and TCWD are able to bank (percolate into underground aquifers) excess supplies for future use. Water banked by TCWD is at the request of the Company as a part of the water contract with TCWD. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its supplemental water purchases from other water districts, ground water wells and water banking assets. Based on historical records of water availability, we believe we have no material problems with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then WRMWSD may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from other sources, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. The DWR has announced a 35% preliminary SWP water allocation for 2025. The current 35% allocation of SWP water will allow us to have sufficient water for our farming needs for the next year.
All SWP water contracts require annual payments related to the fixed and variable costs of the SWP and each water district, whether or not water is used or available. WRMWSD and TCWD contracts also establish a lien on benefited land.
Portions of our property also have available groundwater, which we believe would be sufficient to supply commercial development in the Interstate 5 corridor and support current agricultural operations. Groundwater rights in the Antelope Valley Basin have been adjudicated, which limits the availability of groundwater in that basin. In December of 2015, the judgement for the adjudication was finalized. Tejon Ranch was granted an annual groundwater production right of 1,634 acre-feet.

The Sustainable Groundwater Management Act, or SGMA, is a sustainable groundwater framework applicable to the water districts in which the Company participates in the San Joaquin Valley, where Groundwater Sustainability Plans, or GSPs, have been developed and submitted to the DWR for review. Through these plans, it will have to be demonstrated to the satisfaction of the DWR that the groundwater within the basins is sustainably managed by 2040 or 2042. To achieve sustainability, the GSPs could impose limitations on the use of groundwater. The Company's Kern County lands are located in the Kern Subbasin, the White Wolf Subbasin and the Castac Lake Basin. Approximately 9% of the Company's Kern County land is within the Kern Subbasin, 21% within the White Wolf Subbasin, and 1% within the Castac Lake Basin. The land within Kern Subbasin remains undeveloped and is primarily used for cattle grazing. Water use in this area is minimal, sustainably managed, and limited to domestic purposes for livestock troughs, with a primary reliance on surface water to support responsible land stewardship. Currently, only one well exists in this area of our land within the Kern Subbasin and it is operated by a third-party for limited agricultural use.

The Kern Subbasin is designated by DWR as a high priority, critically overdrafted basin. GSPs submitted to DWR by the Groundwater Sustainability Agencies in the Kern Subbasin were determined to be inadequate, and DWR has initiated consultation with the State Water Resources Control Board (SWRCB) for possible State intervention. The DWR has been actively consulting with the SWRCB regarding potential state intervention under the SGMA. This process began in March 2023 when DWR deemed the GSPs for six basins inadequate, prompting possible intervention by the SWRCB. These basins include the Chowchilla, Delta-Mendota, Kaweah, Tulare Lake, Tule, and Kern County subbasins.

On February 20, 2025, the SWRCB held a public hearing to consider a probationary designation for the Kern County Subbasin under SGMA. At the hearing, the Board members heard presentations from groundwater sustainability agencies (GSAs), Board staff, and other interested parties, and received public comments, before deciding to continue the hearing to September 17, 2025. By continuing the hearing, the Board is providing more time for the SWRCB staff to continue working with the Kern County Subbasin GSAs and finish resolving identified deficiencies in their GSPs.

The White Wolf Subbasin is designated by DWR as a medium priority, non-critically overdrafted basin. In October 2023, DWR announced the approval of the GSP with only four minor correction items to be corrected in the five-year plan update due by 2027. Groundwater resources in the White Wolf Subbasin are currently being managed to sustainability.

The Castac Basin is a low priority basin so there is no anticipation at this time of any restriction related to use of groundwater. The Castac Basin GSA filed its GSP in 2020 and is still waiting for a final determination from DWR. Regardless of any limitations on groundwater use that might result from SGMA, the Company's lands are in relatively good condition because of the diverse inventory of surface water supplies and banked water that the Company has access, to as mentioned above.
There have been many environmental challenges regarding the movement of SWP water through the Sacramento - San Joaquin Delta. Operation of the Delta pumps are of primary importance to the California water system, because these pumps are part of the system that moves water from Northern California to Southern California. Biological Opinions, or BiOps, issued by the U.S. Fish and Wildlife Service, or FWS, and National Marine Fisheries Service, or NMFS, in 2008 and 2009 contained restrictions on pumping from the Delta and were challenged in the courts by both water agencies and environmental groups, which challenges were, for the most part unsuccessful. Since then, a number of developments have occurred that affect or potentially affect SWP supplies from the Delta.

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
Another development is DWR’s plan for construction of a facility to convey water through the Delta in the form of a tunnel system that would divert water at or near the northern end of the Delta and convey the water underground via tunnel for delivery at or near the southern end of the Delta. This project is known as the Delta Conveyance Project, or DCP. DWR has approved the Final EIR for DCP. DWR and the SWP Contractors will continue to work on executing amendments to the water supply contracts that provide for addition of the DCP to the SWP. The DCP is intended to increase the amount of water available for delivery across the Delta, particularly in wet years.
A third development is the Reinitiation of Consultation on the Coordinated Long-Term Operation of the Central Valley Project and State Water Project. This is a process that DWR and the Bureau jointly requested in 2016 and that resulted in new federal FWS and NMFS BiOps under Federal Endangered Species Act, or ESA, in 2019. The 2019 BiOps were intended to enhance reliability of water available for pumping out of the Delta based on updated best available science. The State of California and various non-governmental organizations filed a legal challenge to the new BiOps. Shortly after the 2019 BiOps were finalized, the State of California issued an Incidental Take Permit, or ITP, pursuant to the California Endangered Species Act, or CESA, which is generally more restrictive on pumping out of the Delta in comparison to the BiOps. Several SWP Contractors, and others, filed litigation challenging ITP on several grounds, including CEQA and breach of contract. Additionally, the Bureau has reinitiated further consultation relative to the proposed actions in the federal BiOps. An interim operations plan for the Delta has been introduced that would govern Delta operations in the absence of final BiOps, and that plan is also the subject of legal challenges. The new BiOps were finalized and adopted in December 2024. These will supersede the 2019 BiOps.
The Company is also a participant in a water storage project, Sites Reservoir, located in Northern California, in the Sacramento Valley. The Sites Reservoir Project is led by the Sites Project Authority, a joint powers authority made up of irrigation agencies, water districts, cities, and counties. The Company is participating in the project through AVEK, with 500 acre feet, and through WRMWSD with an additional 500-acre feet. The project’s main goal is to capture more water during wet years, which is especially beneficial and necessary when the precipitation is higher than the snowpack. The reservoir can hold up to 1.5-million-acre feet. This project is one of the state's largest proposed water infrastructure projects and strongly supported by the State’s Governor. It also recently received over 100 million dollars of federal funding. The Authority is in the process of obtaining a water right permit for the Project. Construction is scheduled to begin in the year 2026, and full operations are expected by 2032.
Other Activities
TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $19,540,000 of outstanding bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $95,660,000 of outstanding bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has $18,605,000 of additional bond debt authorized by TRPFFA. Proceeds from the sales of these bonds are to reimburse the Company for public infrastructure related to TRCC-East.
We paid $3,191,000 and $2,775,000 in special taxes related to the CFDs in 2024 and 2023, respectively. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. It is expected that we will have special tax payments in 2025 of $3,642,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2024.
ITEM 3.     LEGAL PROCEEDINGS

The Company is involved in various legal matters arising out of its operations in the normal course of business. None of these matters are expected, individually or in aggregate, to have a material adverse effect on the Company.

For a discussion of legal proceedings, see Note 13 (Commitments and Contingencies) of the Notes to the Consolidated Financial Statements.
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock trades under the symbol TRC on the New York Stock Exchange.
As of February 28, 2025, there were 263 registered owners of record of our Common Stock.
No cash dividends were paid in 2024 or 2023 and at this time there is no intention of paying cash dividends in the future.
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the year ended December 31, 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program[2]	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program[2]
January 2024	1,204	$17.06
March 2024	11,152	$16.62
	12,356

[1] Represents shares of common stock that employees surrendered as part of the default option to satisfy withholding taxes in connection with the vesting of restricted stock awards under our stock incentive plan. Pursuant to the terms of our stock plan, such shares revert to available shares under the plan.

2 We do not have a publicly announced program to purchase shares of our common stock. Accordingly, there were no shares purchased as part of a publicly announced program.
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

This discussion and analysis are based on, should be read together with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 15(a) of this Form 10-K, beginning at page F-1. It also should be read in conjunction with the disclosure under “Forward-Looking Statements” in Part 1 of this Form 10-K. When this report uses the words “we,” “us,” “our,” “Tejon,” “TRC,” and the “Company,” they refer to Tejon Ranch Co. and its subsidiaries, unless the context otherwise requires. References herein to fiscal year refer to our fiscal years ended or ending December 31.
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
We currently operate in five reporting segments: real estate - commercial/industrial; real estate - resort/residential; mineral resources; farming; and ranch operations.
Our commercial/industrial real estate segment generates revenues from real estate leases, and land and building sales. The primary commercial/industrial development is TRCC. In 2025, we plan to expand our real estate operations to include residential leasing, further diversifying our portfolio and enhancing long-term recurring revenue streams. The resort/residential real estate development segment is actively involved in the land entitlement and pre-development efforts both internally and through a joint venture. Our active developments within this segment are MV, Centennial, and Grapevine. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement of California Inc., and water sales. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios, and we intend to expand into olives. Lastly, the ranch operations segment consists of game management revenues and ancillary land uses, such as grazing leases and filming.
Financial Highlights
For 2024, net income attributable to common stockholders was $2,690,000 compared to net income attributed to common stockholders of $3,265,000 in 2023. The primary factor driving the decrease was a reduction in mineral resources segment operating income of $2,677,000, which was largely attributable to limited opportunities to sell water. Additionally, the farming segment operating income decreased by $2,319,000 resulting from the lack of pistachio crop yield in the current year. The above decreases were partially offset by improved equity in earnings of unconsolidated joint ventures of $4,013,000 associated with better fuel margins at our TA/Petro joint venture and higher rental rates or rental escalations of our various joint ventures with Majestic.
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
During 2025, we will continue to invest funds towards vertical development within our active commercial and industrial development, including construction on Terra Vista at Tejon, our new multi-family apartment community located immediately adjacent to the Outlets at Tejon at TRCC. We will also invest funds as necessary towards litigation defense, permits, and maps for our master plan mixed-use developments and for master project infrastructure. Securing entitlements for our land is a long, arduous process that can take several years and involves litigation. During the next few years, our net income will fluctuate from year-to-year based upon, among other factors, commodity prices, production within our farming segment, the timing of land sales and the leasing of land, industrial space, and/or multi-family apartment units within our industrial developments, and equity in earnings generated from our unconsolidated joint ventures.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each reporting segment of the business and is followed by a discussion of our financial position. It is useful to read the reporting segment information in conjunction with Note 15 (Reporting Segments and Related Information) of the Notes to Consolidated Financial Statements.
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
We believe the following critical accounting estimates reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements:
Impairment of Long-Lived Assets, Real Estate Development – We evaluate our real estate development projects for impairment on an ongoing basis. Our evaluation for impairment involves an initial assessment of each real estate development to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of a real estate development are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the entitlement process, government regulation, litigation, geographical demand for new housing, and market conditions related to pricing of new homes and development costs.
We make significant assumptions to evaluate each real estate development for possible indications of impairment. These assumptions include the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, and assumptions surrounding expected positive cash flows and development costs. Considering that the planned development communities will be in a location that does not currently have many comparable homes, the Company must make assumptions surrounding the expected ability to sell the real estate assets at a price that is in excess of accumulated and estimated future development costs. We use our internal forecasts and business plans to estimate future prices, absorption, and costs. We develop our forecasts based on recent sales data, input from marketing consultants, discussions with commercial real estate brokers, as well as contractors' and engineers' estimates.
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
Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial

($ in thousands)	2024	2023	2022
Commercial/industrial revenues
Pastoria Energy Facility Lease	$4,813	$5,089	$4,859
TRCC Leasing	1,780	1,702	1,535
TRCC management fees and reimbursements	1,006	1,261	1,431
Commercial leases	665	662	646
Communication leases	2,279	1,079	1,011
Landscaping and other	2,009	1,965	1,237
Land sales	—	—	29,796
Total commercial/industrial revenues	$12,552	$11,758	$40,515
Cost of sales of land	$—	$(176)	$8,623
Operating expenses	3,453	4,229	3,997
General and administrative expenses [1]	3,592	3,146	2,923
Other expenses [2]	865	854	813
Total commercial/industrial expenses	$7,910	$8,053	$16,356
Operating income from commercial/industrial	$4,642	$3,705	$24,159
[1] General and administrative expenses included compensation expenses and overheads.
[2] The main components of the other expenses included tenant recoverable and depreciation expenses.
2024 Operational Highlights:
•Commercial/industrial real estate development segment revenues were $12,552,000 for the twelve months ended December 31, 2024, an increase of $794,000, or 7%, from $11,758,000 in 2023. The primary driver of this increase was a $1,200,000 increase in communication lease revenue, attributable primarily to non-recurring amounts received from a right-of-way tenant for the tenant having increased its fiber optic cables running through the right-of-way for multiple prior periods without proper notification. The above mentioned increase was partially offset by a decrease of $276,000 in revenue from the PEF lease due to lower spark spread payments, and a reduction of $255,000 in management fees compared to 2023, when we completed construction of the TRC-MRC 5, LLC industrial building.
•Commercial/industrial real estate segment expenses decreased $143,000, or 2%, from $8,053,000 in 2023 to $7,910,000 in 2024. The decrease in expenses is primarily attributed to lower property tax expense, partially offset by higher insurance cost and general and administrative expenses over the comparative period.
2023 Operational Highlights:
•Commercial/industrial real estate development segment revenues were $11,758,000 for the twelve months ended December 31, 2023, a decrease of $28,757,000, or 71%, from $40,515,000 in 2022. The absence of land sales was the primary driver of this decrease. We sold three land parcels in 2022, totaling 98.2 acres, for $29,796,000, whereas in 2023 we did not sell any land parcels. The decrease was partially offset by higher landscaping revenues of $728,000 and increases in Pastoria Energy Facility leasing revenues of $230,000.

•Commercial/industrial real estate segment expenses decreased $8,303,000, or 51%, from $16,356,000 in 2022 to $8,053,000 in 2023. The decrease in expenses is primarily attributed to the absence of $8,623,000 in cost of sales from the land sales in 2022.
For 2025, TRCC will continue to be the driver of new activity within the Company. Construction began in January of 2024 on Terra Vista at Tejon, our new multi-family apartment community located immediately adjacent to the Outlets at Tejon. We expect to start the construction of a 510,385 square-foot industrial building in 2025 through the TRC-DP 1 joint venture formed with Dedeaux Properties. We also expect the commercial/industrial segment to continue to experience operating costs, net of amounts capitalized, related to professional service fees, marketing, commissions, and planning costs as we continue to pursue development opportunities. These costs are expected to remain consistent with current levels of expense with any variability in the future tied to specific absorption transactions in any given year and near-term inflation, tariff and trade impacts. TCWD water assessments vary depending on water availability and variable costs of delivering the water.
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
2024 Operational Highlights:
•In 2024, resort/residential segment expenses increased $1,087,000 to $2,615,000, or 71%, when compared to $1,528,000 in 2023. The increase was primarily attributable to an additional $1,250,000 of professional service fees and planning costs related to capital raising efforts tied to our master planned communities.
•The expenses within the resort/residential segment consisted of professional service fees of $1,352,000, general and administrative expenses of $1,215,000 and other expenses of $48,000 for the twelve months ended December 31, 2024. The main components of the other expenses included travel and entertainment expenses and depreciation expenses.
2023 Operational Highlights:
•In 2023, resort/residential segment expenses decreased $101,000 to $1,528,000, or 6%, when compared to $1,629,000 in 2022. The decrease is namely attributed to a decrease in payroll costs. The expenses consisted of general and administrative expenses of $1,384,000, professional service fees of $99,000 and other expenses of $45,000 for the twelve months ended December 31, 2023. The main components of the other expenses included travel and entertainment expenses and depreciation expenses.
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
We regularly monitoring the markets in order to identify the appropriate time in the future to begin infrastructure improvements and lot sales. Our long-term business plan of developing the communities of MV, Centennial, and Grapevine remains unchanged. As home buyer trends change in California to a more suburban orientation and the economy stabilizes, we believe the perception of land values will also begin to improve. Long-term market fundamentals, such as California's significant documented housing shortage and large Southern California population center we believe will support housing demand in our region.
See Item 1, “Business – Real Estate Development Overview” for a further discussion of real estate development activities.
Mineral Resources

($ in thousands)	2024	2023	2022
Mineral resources revenues
Oil and gas	$856	$1,005	$1,340
Rock aggregate	2,024	1,903	1,937
Cement	2,759	2,652	2,871
Exploration leases	1	29	94
Water sales	4,383	8,033	14,658
Reimbursables and other	191	902	695
Total mineral resources revenues	$10,214	$14,524	$21,595
Mineral resources expenses
Cost of sales of water	3,555	5,220	9,549
Other expenses[1]	3,497	3,465	3,420
Total mineral resources expenses	$7,052	$8,685	$12,969
Operating income from mineral resources	$3,162	$5,839	$8,626
[1] The main components of the other expenses included general and administrative expenses and depreciation expenses.

	2024	2023	2022
Oil and gas
Oil production (barrels)	83,411	94,780	92,788
Average price per barrel	$76.00	$78.00	$98.00
Natural gas production (millions of cubic feet)	20,480	62,000	57,000
Average price per thousand cubic feet	$1.67	$2.87	$2.84
Blended royalty rate	13.4%	13.3%	14.5%

Water
Water sold in acre-feet	3,500	5,145	10,400
Average price per acre-foot	$1,252	$1,561	$1,409

Cement
Tons sold	1,079,000	1,112,000	1,356,000
Average price per ton	$2.56	$2.39	$2.12

Rock/Aggregate
Tons sold	1,442,000	1,600,000	1,677,000
Average price per ton	$1.40	$1.19	$1.15

Note: Differences between revenues calculated within this table and reported revenues within the previous table are attributed to rounding and the level of precision presented on production units shown.

2024 Operational Highlights:
•Revenues from our mineral resources segment decreased $4,310,000, or 30%, to $10,214,000 in 2024 when compared to $14,524,000 in 2023. The decrease is primarily attributed to lower water sales revenue of $3,650,000 due to back-

to-back above average rainfall years in California, which severely limited water sales opportunities. Additionally, reimbursable revenues also decreased $711,000 due to a mineral resources tax reassessment.
•Mineral resources expenses decreased $1,633,000, or 19%, to $7,052,000 in 2024 when compared to $8,685,000 in 2023. The decrease was primarily due to lower water cost of sales recognized of $1,665,000.
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
For further discussion of mineral resources operations, refer to Item 1 “Business—Mineral Resources.”

Farming

($ in thousands)	2024	2023	2022
Farming revenues
Almonds	$7,122	$5,378	$6,121
Pistachios	3,237	4,036	2,450
Wine grapes	2,704	3,290	3,470
Hay	66	267	587
Other	796	979	373
Total farming revenues	$13,925	$13,950	$13,001
Farming expenses
Cost of sales	11,853	11,945	15,412
Water Holding Costs	2,912	695	3,454
Other expenses[1]	2,786	2,617	945
Total farming expenses	$17,551	$15,257	$19,811
Operating loss from farming	$(3,626)	$(1,307)	$(6,810)
[1] The main components of the other expenses included general and administrative expenses and depreciation expenses.

	December 31, 2024			December 31, 2023			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$5,438	2,123	$2.56	$3,300	1,575	$2.10	$2,138	548	$0.46
Prior crop years	1,037	562	$1.85	1,819	1,042	$1.75	(782)	(480)	$0.10
Crop insurance	647			259			388
Subtotal Almonds[1]	$7,122	2,685	$2.41	$5,378	2,617	$1.96	$1,744	68	$0.45
PISTACHIOS (lbs.)
Current year crop	$—	—	$—	$3,990	2,466	$1.62	$(3,990)	(2,466)	$(1.62)
Prior crop price adjustment	1,836			—			1,836
Crop insurance	1,401			46			1,355
Subtotal Pistachios[1]	$3,237	—	$—	$4,036	2,466	$1.62	$(799)	(2,466)	$(1.62)
WINE GRAPES (tons)
Current year crop	$2,338	8	$292.25	$3,290	11	$299.09	$(952)	(3)	$(6.84)
Crop insurance	366			—			366
Subtotal Wine Grapes	$2,704	8	$292.25	$3,290	11	$299.09	$(586)	(3)	$(6.84)
Other
Hay	$66			$267			$(201)
Other farming revenues	796			979			(183)
Total farming revenues	$13,925			$13,950			$(25)

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year, exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds, while wine grapes are presented in thousands of tons.

2024 Operational Highlights:
•During 2024, farming segment revenues decreased $25,000, or 0.2%, from $13,950,000 in 2023 to $13,925,000 in 2024. The decrease was primarily driven by a $799,000 decline in pistachio sales revenue, resulting from the absence of a pistachio yield during the year. This is not indicative of a trend but rather attributed to insufficient chill hours, which affected production. Additionally, wine grape sales revenue fell by $586,000, primarily due to lower production volumes, which were impacted by a rare combination of late-season rains and unusually cool temperatures in early spring, both of which contributed to mildew issues that affected vine growth and overall yield. This weather pattern is atypical and not indicative of normal growing season conditions. These declines were mostly offset by a $1,744,000 increase in almond sales revenue, driven by higher crop availability and improved pricing.
•During 2024, farming segment expenses increased $2,294,000, or 15%, from $15,257,000 in 2023 to $17,551,000 in 2024. This increase was primarily due to an increase in water holding cost of $2,217,000 in 2024.

	December 31, 2023			December 31, 2022			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$3,300	1,575	$2.10	$2,851	1,267	$2.25	$449	308	$(0.15)
Prior crop years	1,819	1,042	1.75	3,216	1,584	2.03	(1,397)	(542)	(0.28)
Crop insurance	259			54			$205
Subtotal Almonds[1]	$5,378	2,617	$1.96	$6,121	2,851	$2.13	$(743)	(234)	$(0.17)
PISTACHIOS (lbs.)
Current year crop	$3,990	2,466	$1.62	$—	—	$—	$3,990	2,466	$1.62
Prior crop price adjustment	—			873			(873)
Crop insurance	46			1,577			(1,531)
Subtotal Pistachios[1]	$4,036	2,466	$1.62	$2,450	—	$—	$1,586	2,466	$1.62
WINE GRAPES (tons)
Current year crop	$3,290	11	$299.09	$3,470	10	$347.00	$(180)	1	$(47.91)
Subtotal Wine Grapes	$3,290	11	$299.09	$2,470	10	$347.00	$(180)	1	$(47.91)
Other
Hay	$267			$587			$(320)
Other farming revenues	979			373			606
Total farming revenues	$13,950			$13,001			$949

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in thousands of tons.

2023 Operational Highlights:
•During 2023, farming segment revenues increased $949,000, or 7%, from $13,001,000 in 2022 to $13,950,000 in 2023. The factors contributing to this increase are as follows:
◦Pistachio crop revenue increased by $3,990,000 in 2023, which was partially offset by a $1,531,000 decrease in crop insurance and a $873,000 decrease in prior year crop price adjustment. Pistachio revenues increased primarily because the 2022 crop did not bear fruit due to a mild winter.
◦Almond revenues decreased $743,000 due to unfavorable pricing for crops sold in 2023 when compared to 2022. Additionally, the variations in the mix of almonds sold also contributed to this decrease. During 2022, a majority of almonds sold were of the Nonpareil and Monterey varieties, which generally sell at a higher price.
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
For further discussion of the farming operations, refer to Item 1 “Business—Farming Operations.”

Ranch Operations

($ in thousands)	2024	2023	2022
Ranch operations revenue
Game management and other [1]	$2,844	$2,884	$2,912
Grazing	2,351	1,623	1,194
Total ranch operations revenues	$5,195	$4,507	$4,106
Ranch operation expenses
Operating expenses	2,380	2,586	2,312
Compensation expenses	1,494	1,548	1,708
Other expenses[2]	990	909	1,004
Total ranch operations expenses	$4,864	$5,043	$5,024
Operating income/(loss) from ranch operations	$331	$(536)	$(918)
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
[2] The main components of the other expenses included depreciation and amortization expenses.
2024 Operational Highlights:
•Revenues from ranch operations increased $688,000, or 15%, from $4,507,000 in 2023 to $5,195,000 in 2024. This is primarily attributed to an increase in grazing lease revenues of $728,000 due to improved pasture levels as a result of winter rains.
•Ranch operations expenses decreased $179,000, or 4%, from 5,043,000 in 2023 to $4,864,000 in 2024. This decrease was primarily attributed to lower repair and maintenance expense of $109,000 and savings in payroll and compensation expenses of $54,000.
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
Other Income
Total other income decreased by $438,000, or 18%, from $2,419,000 in 2023 to $1,981,000 in 2024. Investment income recognized on marketable securities decreased by $284,000 due to a decrease in average funds invested. Additionally, the decrease was attributable to the $426,000 employee retention credit received during the first quarter of 2023, which did not reoccur in 2024. The above decreases of income were partially offset by a $98,000 decrease in pension expenses in 2024.
Total other income increased by $697,000, or 40%, from $1,722,000 in 2022 to $2,419,000 in 2023. Investment income recognized on marketable securities increased by $1,923,000 due to an increase in average funds invested and higher market interest rate in 2023 compared with 2022. This increase was offset by a decrease of $1,226,000 in other income mainly due to an absence of long-term deferred gains from the sale of the 18-19 West joint venture.
Corporate Expenses
Corporate general and administrative costs increased $1,220,000, or 12.4%, to $11,092,000 during 2024 when compared to $9,872,000 in 2023. The increase was primarily attributable to higher stock compensation expense of $1,053,000 over the comparative period. The main components of the 2024 corporate expenses included salaries and compensation expenses of $10,261,000 and other expenses of $831,000. Other expenses include professional services fees, licenses and fees, and depreciation expenses. The year-over-year increase in compensation expense is not expected to be a trend, but rather to return to historical averages in the future.

Corporate general and administrative costs increased $173,000, or 1.8%, to $9,872,000 during 2023 when compared to $9,699,000 in 2022. The increase is primarily attributable to higher salary and stock compensation expense recognized during the period, offset by lower professional service expense. The main components of the corporate expenses included salaries and compensation expenses of $9,007,000 and other expenses of $865,000. Other expenses include professional services fees, licenses and fees, and depreciation expenses.
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

($ in thousands)	2024		2023	2022
Equity in earnings (loss)
Petro Travel Plaza Holdings LLC	$8,253		$6,288	$8,526
18-19 West, LLC	—		—	(31)
TRCC/Rock Outlet Center, LLC	(1,351)		(1,786)	(1,569)
TRC-MRC 1, LLC	613		596	21
TRC-MRC 2, LLC	2,162		1,386	692
TRC-MRC 3, LLC	422		323	297
TRC-MRC 4, LLC	527		166	(184)
TRC-MRC 5, LLC	255		(105)	—
Equity in earnings of unconsolidated joint ventures, net	$10,881	1	$6,868	$7,752
1 TRC-DP1 had no operating activities during 2024.
2024 Operational Highlights:
During 2024, equity in earnings from unconsolidated joint ventures increased $4,013,000, or 58%, to $10,881,000 when compared to $6,868,000 in 2023.
•The Petro Travel Plaza equity in earnings increased $1,965,000 or 31% when compared to 2023, which is largely attributable to higher fuel margins.
•Equity in earnings for our TRC-MRC LLC joint ventures increased by $1,613,000 due to higher rental rates or rental escalations, and the new revenue stream generated by the completed industrial building of the TRC-MRC 5, LLC joint venture.
•Additionally, equity in loss from the TRCC/Rock Outlet Center joint venture decreased by $435,000 compared to 2023 because of improved occupancy.
2023 Operational Highlights:
During 2023, equity in earnings from unconsolidated joint ventures decreased $884,000, or 11%, to $6,868,000 when compared to $7,752,000 in 2022.
•The Petro Travel Plaza equity in earnings decreased $2,238,000 or 26% when compared to 2022, which is largely attributable to lower fuel margins in 2023, we don't expect this drop in fuel margins to continue in 2024.
•The above decrease is partially offset by increases in equity in earnings of TRC-MRC 1, LLC and TRC-MRC 2, LLC joint ventures, mainly attributable to a combination of new leases at higher rental rates and rent escalations. Moreover, the lease within the TRC-MRC 4, LLC joint venture commenced in late 2022, bringing on a new revenue stream for the Company.

Income Taxes
For the twelve months ended December 31, 2024, the Company's net income tax expense was $976,000 compared to $2,323,000 for the twelve months ended December 31, 2023. These amounts represent effective income tax rates of approximately 27% and 42% for the twelve months ended December 31, 2024 and 2023, respectively. Our effective income tax rate for the year ended December 31, 2024 was comparable to the federal statutory rate in the United States, with minor adjustments due to temporary differences. As of December 31, 2024 and 2023, we had income tax receivable of $1,279,000 and $1,245,000, respectively.
As of December 31, 2024, we had net deferred tax liabilities of $9,059,000 compared to $8,269,000 as of December 31, 2023. Our largest deferred tax assets were made up of temporary differences related to stock compensation, deferred gains, pension adjustments, an interest rate swap, and capitalization of costs. Deferred tax liabilities consist of joint venture differences, depreciation, deferred gains, and an interest rate swap. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company made income tax payments of $315,000 in 2024 and $2,564,000 in 2023. The Company received refunds of $1,000 in 2024 and $0 in 2023.
For more details, see Note 11. (Income Taxes), of the Notes to Consolidated Financial Statements, included this Annual Report on Form 10-K.
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
To enhance shareholder value over the long term, we expect to continue to invest funds towards vertical development within our active commercial and industrial development, including construction on Terra Vista at Tejon, our new multi-family apartment community located immediately adjacent to the Outlets at Tejon at TRCC. We will also make investments as necessary in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, invest in to be leased assets, provide adequate water supplies, and provide funds for general land development activities. Within our farming segment, we intend to make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.
Our cash and cash equivalents and marketable securities totaled approximately $53,708,000 at December 31, 2024, a decrease of $10,755,000, or 17%, from the corresponding amount at the end of 2023.
The following table summarizes the cash flow activities for the following years ended December 31:

($ in thousands)	2024	2023	2022
Operating activities	$14,314	$13,655	$8,531
Investing activities	$(25,748)	$(14,002)	$(1,891)
Financing activities	$18,794	$(6,865)	$(4,419)

Cash flows provided by operating activities are primarily dependent upon the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, distributions from joint ventures, the success of our crops and commodity prices within our mineral resources segment.

During 2024, our operations generated $14,314,000 in cash. The distributions from joint ventures are largely attributed to the increasing earnings from the joint ventures due to improved fuel margins and rent rates, and an increased current liabilities balance.

During 2023, our operations generated $13,655,000 in cash primarily through joint venture distributions. The distributions from joint ventures are largely attributed to changes in loan covenants that allowed additional cash to be distributed in 2023.

During 2024, investing activities used $25,748,000, which was largely attributed to capital expenditures of $57,234,000 used primarily for real estate development. Of the $57,234,000, we primarily used $43,018,000 to develop multi-family units, road, and water infrastructures at TRCC. We also spent $3,014,000 on permitting efforts for MV, $3,963,000 on litigation defense for Centennial, and $1,417,000 on permitting efforts for Grapevine. All real estate capital expenditures are inclusive of capitalized interest, payroll and overhead. Our farming segment had cash outlays of $4,891,000 for cultural and water costs tied to crops not yet in production, developing new almond and olive orchards, and replacing old farm equipment. Additionally, our mineral resources segment spent $8,874,000 to acquire water for use as needed and for future residential development activity. Lastly, the Company reinvested $73,995,000 into marketable securities. Offsetting cash outlays were maturities on marketable securities of $92,605,000, distributions from unconsolidated joint ventures of $6,336,000, and CFD reimbursements of $15,745,000.
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

Our estimated capital investment for 2025 is primarily related to our real estate projects as it was in 2024. These estimated investments include approximately $45,341,000 of development costs at TRCC-East. Of that amount, $29,657,000 is to complete the Terra Vista at Tejon multi-family project phase 1 development and $10,072,000 for road infrastructures, water treatment system improvements, and expansion of the wastewater treatment plant for future anticipated absorption. We expect to possibly invest up to $8,591,000 for entitlement and permitting activities, predevelopment activities and land planning design at MV and Grapevine and litigation defense and supplemental recirculated environmental impact report preparation for Centennial. All real estate capital expenditures are inclusive of capitalized interest, payroll and overhead. The timing of these investments is dependent on our coordination efforts with Los Angeles County regarding litigation defense for Centennial, permitting activities for Grapevine, and design, civil engineering, land planning and design for MV. Our efforts within our master plan projects are managed to minimize each year's investment. Our plans also include $8,322,000 for payment of annual water inventory and water related investments. We are also investing approximately $3,542,000 to continue a farm redevelopment program, and $511,000 in the normal replacement of operating equipment, such as ranch equipment, and vehicles.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2024 and 2023, of $4,353,000 and $3,098,000, respectively, is classified in real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects, which aggregated $2,884,000 and $2,270,000 for the years ended December 31, 2024 and 2023, respectively. Expenditures for repairs and maintenance are expensed as incurred. As noted above, these costs are included in the above investment numbers.
During 2024, financing activities generated $18,794,000, which is comprised of borrowings from the line-of-credit facility of $19,000,000 to fund construction projects and other ongoing development such as Terra Vista and TRCC infrastructure, partially offset by the tax payments on vested stock grants of $206,000.
During 2023, financing activities used $6,865,000, which is comprised of long-term debt repayments of $50,357,000 and tax payments on vested stock grants of $3,353,000. This was partially offset by borrowings from the new line-of-credit facility of $47,942,000.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows, cash balances, and availability on our line of credit over the next twelve months to fund internal operations. As we move forward with the completion of the litigation, permitting and engineering design for our master planned communities and prepare to move into the development stage, we may need to secure additional funding in the long-term through either the issuance of equity and/or by securing other forms of financing such as joint ventures equity and debt financing.
Capital Structure and Financial Condition
At December 31, 2024, total capitalization at book value was $555,898,000 consisting of $66,942,000 of debt and $488,956,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 12.0%, representing an increase when compared to the debt-to-total-capitalization ratio of 9.0% at December 31, 2023.
On November 17, 2023, we entered into a Credit Agreement with AgWest Farm Credit, PCA, as administrative agent and letter of credit intermediary (Administrative Agent), and certain other lenders, collectively, the Revolving Credit Facility. The Revolving Credit Facility provides TRC with (i) an RCL in the amount of $160,000,000 and (ii) the option for TRC to utilize a letter of credit sub-facility in the amount of $15,000,000 (LOC Sub-Facility). The LOC Sub-Facility is part of, and not in addition to, the RCL. As further summarized below, the RCL requires interest only payments and has a maturity date of January 1, 2029.
Upon closing of the Revolving Credit Facility, funds from the RCL were used to pay off and close out the existing Bank of America, N.A. Term Note (the Bank of America Term Note) and Revolving Line of Credit Note. The amount of this pay off was $47,078,564 plus accrued interest and fees on the Bank of America Term Note. We evaluated the debt exchange under ASC 470 and determined that the exchange should be treated as a debt extinguishment. Future borrowings under the Revolving Credit Facility will be used for ongoing working capital requirements, including to fund future construction projects, farming and ranching operations, and other general corporate purposes.
To maintain availability of funds, undrawn amounts under the RCL will accrue an unused fee of 15 basis points per annum except that, for the LOC Sub-Facility, TRC will incur a fee of 2.00% per annum for each letter of credit issued to TRC. TRC’s ability to borrow/draw additional funds is subject to compliance with certain financial and other covenants, some of which are further described below, and the continuing accuracy of certain representations and warranties contained in the Revolving Credit Facility. Currently there are no letter of credits outstanding.
The interest rate per annum applicable to the Revolving Credit Facility is one-month term SOFR plus an interest rate spread that is based on TRC’s consolidated NLER. The interest rate spread for the NLER has three tiers: (1) 2.75% if the NLER is 55% or more; (2) 2.5% if the NLER is between 35% and less than 55%; and (3) 2.25% if the NLER is less than 35%. The interest rate spread in the previous sentence may effectively be reduced by applying a patronage credit for TRC’s participation in the farm credit program, which patronage credit historically has been (for reference and information purposes only and not as a guarantee of future patronage credit) between 100-125 basis points. The Administrative Agent pays the patronage credit annually in the form of a dividend. As of December 31, 2024, the Company's NLER was in tier 3, or less than 35%, and the applicable interest rate spread was 2.25%. We received partial patronage credit in February 2025 of $420,000 which represents 125 basis points from the primary lender. We expect to receive the remaining patronage credit in March 2025 for $206,000 which represents 100 basis point from the other participating lenders.
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
The Revolving Credit Facility also contains customary negative covenants that limit our ability to, among other things, make capital expenditures, incur indebtedness and issue guaranties, consummate certain asset sales, acquisitions or mergers, make investments, pay dividends or repurchase stock, make a change in capital ownership, or incur liens on any assets.
The Revolving Credit Facility contains customary events of default, including: failure to make required payments; failure to comply with terms of the Credit Facility; bankruptcy and insolvency. The Credit Facility contains other customary terms and conditions, including representations and warranties, which are typical for credit facilities of this type.

At December 31, 2024, the Company was in compliance with all financial covenants.
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
As noted above, at December 31, 2024, we had $53,708,000 in cash and securities and as of the filing date of this Form 10-K, we had $93,058,000 available on credit lines to meet any short-term liquidity needs.
We continue to expect that substantial investments will be required to develop our land assets. To meet these capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives, such as joint ventures with financial partners, sales of assets, and/or the issuance of common stock. As we move into 2025, we will be evaluating various options for funding the potential start of development projects. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements in the near-term, as described earlier in the cash flow and liquidity discussions.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2024, to be paid over the next five years and beyond:

	Payments Due by Period
($ in thousands)	Total	Less than a year		1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Estimated water payments	$307,473	$15,029		$29,853	$31,671	$230,920
Revolving line-of-credit	66,942	—		—	66,942	—
Cash contract commitments	37,655	36,065	1	518	—	1,071
Defined Benefit Plan	5,490	484		1,000	995	3,011
SERP	5,247	580		1,134	1,090	2,443
Total contractual obligations	$422,807	$52,158		$32,505	$100,698	$237,445
[1] Amount primarily represents our contractual commitments related to our multifamily development.

The table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.
As discussed in Note 14 (Retirement Plans) of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. During 2024, we didn't make any pension contributions and we don't expect to make contributions in 2025.
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

Estimated water payments include the Nickel water purchase contract, which obligates us to purchase 6,693 acre-feet of water annually through 2044 and SWP contracts with WRMWSD, Tulare Lake Basin Water Storage District, and Dudley-Ridge Water Storage District. These contracts for the supply of future water run through 2035. Please refer to Note 6 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding water assets.
Off-Balance Sheet Arrangements
The TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within our Kern County developments. TRPFFA created two CFD's, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of land to secure payment of special taxes related to $19,540,000 of outstanding bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of our land to secure payments of special taxes related to $95,660,000 of outstanding bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. On July 25, 2024, TRPFFA sold bonds which will provide approximately $25,000,000 of improvement funds for the reimbursement of public infrastructure costs at TRCC-East. At TRCC-East, the East CFD has approximately $18,605,000 of additional bond debt authorized by TRPFFA.
As of December 31, 2024, aggregate outstanding debt of unconsolidated joint ventures was $221,465,000; $20,545,000 of this debt was attributable to the loan for TRCC/Rock Outlet joint venture. This loan was 100% guaranteed at December 31, 2024. All other outstanding debt attributed to our joint ventures have met their respective debt covenants hence not subject to an effective guarantee at December 31, 2024. We do not provide a guarantee on the $11,793,000 of debt related to our joint venture with TA/Petro.

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

	Year-Ended December 31,
($ in thousands)	2024	2023	2022
Net income	$2,688	$3,265	$15,810
Net income (loss) attributed to non-controlling interest	(2)	—	2
Interest, net
Consolidated interest income	(2,273)	(2,557)	(634)
Our share of interest expense from unconsolidated joint ventures	6,165	4,879	2,974
Total interest, net	3,892	2,322	2,340
Income tax expense	976	2,323	7,393
Depreciation and amortization
Consolidated	4,885	4,806	4,628
Our share of depreciation and amortization from unconsolidated joint ventures	6,753	5,418	4,618
Total depreciation and amortization	11,638	10,224	9,246
EBITDA	19,196	18,134	34,787
Stock compensation expense	4,182	3,252	2,877
Adjusted EBITDA	$23,378	$21,386	$37,664

NOI is a non-GAAP financial measure calculated as operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding general and administrative expenses, interest expense, depreciation and amortization, and gain or loss on sales of real estate. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

($ in thousands)	Year-Ended December 31,
Net operating income	2024	2023	2022
Pastoria Energy Facility	$4,992	$5,231	$4,846
TRCC	1,334	1,296	1,185
Communication leases	2,269	1,070	1,001
Other commercial leases	441	631	616
Total Commercial/Industrial net operating income	$9,036	$8,228	$7,648

	Year-Ended December 31,
($ in thousands)	2024	2023	2022
Commercial/Industrial operating income	$4,642	$3,705	$24,159
Plus: Commercial/Industrial depreciation and amortization	424	468	455
Plus: General, administrative, cost of sales and other expenses	6,806	7,130	15,491
Less: Other revenues including land sales	(2,836)	(3,075)	(32,457)
Total Commercial/Industrial net operating income	$9,036	$8,228	$7,648
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

The following schedule reconciles net income from unconsolidated joint ventures to NOI of unconsolidated joint ventures.

	Year-Ended December 31,
($ in thousands)	2024	2023	2022
Earnings of unconsolidated joint ventures	$18,874	$11,641	$12,662
Interest expense of unconsolidated joint ventures	12,167	9,587	5,834
Operating income of unconsolidated joint ventures	31,041	21,228	18,496
Depreciation and amortization of unconsolidated joint ventures	12,869	10,246	8,648
Net operating income of unconsolidated joint ventures	$43,910	$31,474	$27,144

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
Our current RCL has a $66,942,000 outstanding balance. The interest rate on this line of credit can float at a rate equal to one-month term SOFR plus 2.25%, before patronage. During the term of this RCL (which matures in January 2029), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary outstanding balances.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2024
(In thousands except percentage data)

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Assets:
Marketable securities	$12,701	$999	$737	$—	$—	$—	$14,437	$14,441
Weighted average interest rate	4.64%	4.06%	4.36%	—%	—%	—%	4.59%
Liabilities:
Revolving line-of-credit	$—	$—	$—	$—	$66,942	$—	$66,942	$66,942
Weighted average interest rate[1]	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%, and the rate was 6.85% as of December 31, 2024, before patronage.

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

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%, and the rate was 7.59% as of December 31, 2023, before patronage.

Commodity Price Exposure
As of December 31, 2024, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2024 and 2023 crop production. The farming costs inventoried are recorded as actual costs are incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded based on estimated final pricing. The final price is generally not known for several months following the close of our fiscal year. Of the $7,916,000 in outstanding receivables at December 31, 2024, no receivables were at risk for changing prices as there was no pistachio yield in 2024.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this Item is submitted in a separate section of this Form 10-K.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2024 in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.
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
(c)    Management’s Report on Internal Control Over Financial Reporting
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
The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Information about our Executive Officers” and information as to our Code of Business Conducts and Ethics is set forth in Part I, Item 1 of this Form 10-K under "Reports." The other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2025 Annual Meeting of Stockholders and will be found under the captions “The Election of Directors,” “Insider Trading Policy,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines,” “Corporate Governance Matters” and, if applicable, “Delinquent Section 16(a) Reports.”
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2025 Annual Meeting of Stockholders and will be found under the captions “Compensation Discussion and Analysis,” "Pay Ratio Disclosure," "Pay versus Performance," and “Compensation Committee Report.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Security Ownership of Certain Beneficial Owners and Management.
Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2025 Annual Meeting of Stockholders and will be found under the caption "Stock Ownership of Certain Beneficial Owners and Management."
(b)Securities Authorized for Issuance under Equity Compensation Plans.
The following table shows aggregated information as of December 31, 2024 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2024, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 10 (Stock Compensation - Restricted Stock and Performance Share Grants) of the Notes to Consolidated Financial Statements.
Equity Compensation Plans Approved by Security Holders

Equity compensation plans approved by security holders [1]	Number of securities to be issued upon exercise of outstanding grants	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Restricted stock grants and restricted stock units at target goal achievement	312,564	Final price determined at time of vesting	1,335,180
1 The Company does not use equity compensation plans that have not been approved by the security holders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2025 Annual Meeting of Stockholders and will be found under the captions “Related Person Transactions” and “Corporate Governance Matters.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is DELOITTE & TOUCHE LLP, Los Angeles, CA, PCAOB Auditor Firm ID: 34.

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2025 Annual Meeting of Stockholders and will be found under the caption "The Ratification of the Appointment of Independent Registered Public Accounting Firm."

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:			Page Number
1	Consolidated Financial Statements:
	1.1	Report of Independent Registered Public Accounting Firm	72
	1.2	Consolidated Balance Sheets – As of December 31, 2024 and 2023	74
	1.3	Consolidated Statements of Operations - Years Ended December 31, 2024, 2023 and 2022	75
	1.4	Consolidated Statements of Comprehensive Income - Years Ended December 31, 2024, 2023 and 2022	76
	1.5	Consolidated Statements of Changes of Equity - Years Ended December 31, 2024, 2023 and 2022	77
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2024, 2023 and 2022	78
	1.7	Notes to Consolidated Financial Statements	80
2	Supplemental Financial Statement Schedules:
	None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	Amended and Restated Bylaws	FN 2
	4.3	Registration and Reimbursement Agreement	FN 5
	4.4	Description of Securities	FN 48
	4.5	Form of Indenture for Debt	FN 37
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
	10.7	*Severance Agreement	FN 7
	10.8	*Director Compensation Plan	FN 7
	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21

10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders, LLC Redemption and Withdrawal Agreement - Lewis Tejon Member	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.47	*Executive Severance Agreement - Executive Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	FN 42
10.52	Credit Agreement Between Tejon Ranchcorp and Bank of America, N.A.	FN 43
10.53	Executive Officer Severance Agreement – Marc Hardy	FN 44
10.54	Credit Agreement Between Tejon Ranchcorp and AgWest Farm Credit, PCA	FN 45
10.55	Consulting Letter Agreement between Tejon Ranch Co. and Gregory S. Bielli	FN 46
10.56	Limited Liability Company Agreement of TRC-DP 1, LLC	FN 47
10.57	Compensatory Agreement approved by the Board on February 10, 2025, by and among Tejon Ranch Co. and Matthew H. Walker	FN 49
10.58	Support Agreement, by and between Company and Nitor, dated November 4, 2024	FN 50
19	Insider Trading Policies	Filed herewith
21	List of Subsidiaries of Registrant	Filed herewith
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (Los Angeles, CA)	Filed herewith
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97	Clawback Policy Pursuant to SEC Exchange Act Rule 10-D1	FN 51
99.1	Financial Statements of Petro Travel Plaza Holdings LLC	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2023, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the period ended March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.

FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.
FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 42	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022, is incorporated herein by reference.
FN 43	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.52 to our Quarterly Report on Form 10-Q for the period ended September 30, 2022, is incorporated herein by reference.
FN 44	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.53 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023, is incorporated herein by reference.
FN 45	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 20, 2023, is incorporated herein by reference.
FN 46	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on March 26, 2024, is incorporated herein by reference.

FN 47	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.56 to our Quarterly Report on Form 10-Q for the period ended September 30, 2024, is incorporated herein by reference.
FN 48	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2020, is incorporated herein by reference.

FN 49	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on February 11, 2025, is incorporated herein by reference.
FN 50	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 8, 2024, is incorporated herein by reference.
FN 51	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 97 to our Annual Report on Form 10-K for the year ended December 31, 2023, is incorporated herein by reference.
(b) Exhibits. The exhibits being filed with this report are attached at the end of this report.
(c) Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.
ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJON RANCH CO.

March 6, 2025	By:	/s/ Gregory S. Bielli
Date		Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

March 6, 2025	By:	/s/ Brett A. Brown
Date		Brett A. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

March 6, 2025	By:	/s/ Robert D. Velasquez
Date		Robert D. Velasquez
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Steven A. Betts Steven A. Betts	Director	March 6, 2025

/s/ Gregory S. Bielli Gregory S. Bielli	Director	March 6, 2025

/s/ Denise Gammon Denise Gammon	Director	March 6, 2025

/s/ Anthony L. Leggio Anthony L. Leggio	Director	March 6, 2025

/s/ Jeffrey J. McCall Jeffrey J. McCall	Director	March 6, 2025

/s/ Norman J. Metcalfe Norman J. Metcalfe	Director	March 6, 2025

/s/ Rhea Frawn Morgan Rhea Frawn Morgan	Director	March 6, 2025

/s/ Eric H. Speron Eric H. Speron	Director	March 6, 2025

/s/ Daniel R. Tisch Daniel R. Tisch	Director	March 6, 2025

/s/ Michael H. Winer Michael H. Winer	Director	March 6, 2025

/s/ Kenneth G. Yee Kenneth G. Yee	Director	March 6, 2025

Annual Report on Form 10-K
Item 8, Item 15(a) (1) and (2), (b) and (c)
List of Financial Statements and Financial Statement Schedules
Financial Statements
Certain Exhibits
Year Ended December 31, 2024
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
The Company’s evaluation of real estate development for impairment involves an initial assessment of each real estate development to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of a real estate development are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the entitlement process, government regulation, litigation, geographical demand for new housing, and market conditions related to pricing of new homes and development costs. When events or changes in circumstances exist that result in an indicator of impairment, the Company evaluates the real estate development for impairment by comparing future undiscounted cash flows expected to be generated over the life of the real estate development to the respective carrying amount. If the carrying amount of the real estate development exceeds future undiscounted cash flows, an analysis is performed to determine the fair value of the asset.

The Company makes significant assumptions to evaluate each real estate development for possible indications of impairment. These assumptions include the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, and assumptions surrounding expected positive cash flows and development costs. Considering that the planned development communities will be in a location that does not currently have many comparable homes, the Company must make assumptions surrounding the expected ability to sell the real estate assets at a price that is in excess of accumulated and estimated future development costs. Further, the facts and circumstances utilized to make these assumptions may change from period to period. The real estate development balance was $377.9 million as of December 31, 2024. No impairment loss has been recognized on any real estate development for the year ended December 31, 2024.
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
•We evaluated the design and implementation of controls over management’s identification of circumstances that may indicate the carrying amounts of the real estate developments are no longer recoverable, including controls over management’s evaluation of the entitlement process, government regulation, litigation, geographical demand for new housing, and market conditions related to pricing of new homes and development costs.
•We read and evaluated management’s documentation, including relevant accounting policies and information obtained by management from outside sources.
•We evaluated management’s impairment analysis by:
◦Testing the real estate development for possible indications of impairment, including searching for adverse asset-specific and/or market conditions by reviewing publicly available information on home values and land values in the surrounding regions of the development, periodicals and news information relating to the Southern California housing market, and other independent market data, including considerations of the demand for housing in the market, changes to comparable home prices, and trends of development costs.
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
March 6, 2025
We have served as the Company's auditor since 2019.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	December 31
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$39,267	$31,907
Marketable securities - available-for-sale	14,441	32,556
Accounts receivable	7,916	8,352
Inventories	3,972	3,493
Prepaid expenses and other current assets	3,806	3,502
Total current assets	69,402	79,810
Real estate and improvements - held for lease, net	16,253	16,609
Real estate development (includes $124,136 at December 31, 2024 and $119,788 at December 31, 2023, attributable to Centennial Founders, LLC, Note 16)	377,905	337,257
Property and equipment, net	56,387	53,985
Investments in unconsolidated joint ventures	28,980	33,648
Net investment in water assets	55,091	52,130
Other assets	3,980	4,084
TOTAL ASSETS	$607,998	$577,523
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	9,085	6,457
Accrued liabilities and other	5,549	3,214
Deferred income	2,162	1,891
Total current liabilities	16,796	11,562
Revolving line of credit	66,942	47,942
Long-term deferred gains	11,447	11,447
Deferred tax liability	9,059	8,269
Other liabilities	14,798	15,207
Total liabilities	119,042	94,427
Commitments and contingencies
Equity:
Tejon Ranch Co. stockholders’ equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,822,768 at December 31, 2024 and 26,770,545 at December 31, 2023	13,412	13,386
Additional paid-in capital	348,497	345,609
Accumulated other comprehensive income (loss)	87	(171)
Retained earnings	111,598	108,908
Total Tejon Ranch Co. stockholders’ equity	473,594	467,732
Non-controlling interest	15,362	15,364
Total equity	488,956	483,096
TOTAL LIABILITIES AND EQUITY	$607,998	$577,523
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Year Ended December 31

	2024	2023	2022
Revenues:
Real estate - commercial/industrial	$12,552	$11,758	$40,515
Mineral resources	10,214	14,524	21,595
Farming	13,925	13,950	13,001
Ranch operations	5,195	4,507	4,106
Total revenues	41,886	44,739	79,217
Costs and expenses:
Real estate - commercial/industrial	7,910	8,053	16,356
Real estate - resort/residential	2,615	1,528	1,629
Mineral resources	7,052	8,685	12,969
Farming	17,551	15,257	19,811
Ranch operations	4,864	5,043	5,024
Corporate expenses	11,092	9,872	9,699
Total expenses	51,084	48,438	65,488
Operating (loss) income	(9,198)	(3,699)	13,729
Other income:
Investment income	2,273	2,557	634
Other (loss) income, net	(292)	(138)	1,088
Total other income, net	1,981	2,419	1,722
(Loss) income from operations before equity in earnings of unconsolidated joint ventures and income tax expense	(7,217)	(1,280)	15,451
Equity in earnings of unconsolidated joint ventures, net	10,881	6,868	7,752
Income before income taxes	3,664	5,588	23,203
Income tax expense	976	2,323	7,393
Net income	2,688	3,265	15,810
Net (loss) income attributable to non-controlling interest	(2)	—	2
Net income attributable to common stockholders	$2,690	$3,265	$15,808
Net income per share attributable to common stockholders, basic	$0.10	$0.12	$0.60
Net income per share attributable to common stockholders, diluted	$0.10	$0.12	$0.59

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31
	2024	2023	2022
Net income	$2,688	$3,265	$15,810
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	25	187	(199)
Benefit plan adjustments	100	233	(212)
SERP liability adjustments	233	(127)	1,430
Unrealized interest rate swap gain	—	2,285	5,641
Other comprehensive income before taxes	358	2,578	6,660
Provision for income taxes related to other comprehensive income items	(100)	(721)	(1,866)
Other comprehensive income	258	1,857	4,794
Comprehensive income	2,946	5,122	20,604
Comprehensive (loss) income attributable to non-controlling interests	(2)	—	2
Comprehensive income attributable to common stockholders	$2,948	$5,122	$20,602
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2021	26,400,921	$13,200	$344,936	$(6,822)	$89,835	$441,149	$15,362	$456,511
Net income	—	—	—	—	15,808	15,808	2	15,810
Other comprehensive income	—	—	—	4,794	—	4,794	—	4,794
Restricted stock issuance	249,127	124	(124)	—	—	—	—	—
Stock compensation	—	—	3,212	—	—	3,212	—	3,212
Shares withheld for taxes and tax benefit of vested shares	(108,495)	(53)	(2,680)	—	—	(2,733)	—	(2,733)
Balance, December 31, 2022	26,541,553	$13,271	$345,344	$(2,028)	$105,643	$462,230	$15,364	$477,594
Net income	—	—	—	—	3,265	3,265	—	3,265
Other comprehensive income	—	—	—	1,857	—	1,857	—	1,857
Restricted stock issuance	446,969	224	(225)	—	—	(1)	—	(1)
Stock compensation	—	—	3,734	—	—	3,734	—	3,734
Shares withheld for taxes and tax benefit of vested shares	(217,977)	(109)	(3,244)	—	—	(3,353)	—	(3,353)
Balance, December 31, 2023	26,770,545	$13,386	$345,609	$(171)	$108,908	$467,732	$15,364	$483,096
Net income (loss)	—	—	—	—	2,690	2,690	(2)	2,688
Other comprehensive income	—	—	—	258	—	258	—	258
Restricted stock issuance	70,678	35	(35)	—	—	—	—	—
Stock compensation	—	—	3,120	—	—	3,120	—	3,120
Shares withheld for taxes and tax benefit of vested shares	(18,455)	(9)	(197)	—	—	(206)	—	(206)
Balance, December 31, 2024	26,822,768	$13,412	$348,497	$87	$111,598	$473,594	$15,362	$488,956
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended December 31,
	2024	2023	2022
Operating Activities
Net income	$2,688	$3,265	$15,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,885	4,806	4,628
Amortization of (discount) premium on marketable securities	(471)	(691)	87
Equity in earnings of unconsolidated joint ventures, net	(10,881)	(6,868)	(7,752)
Non-cash retirement plan expense	364	462	110
(Gain) loss on sale of real estate/assets	(8)	6	(1,140)
Non-cash profits recognized from land contribution	—	—	(3,012)
Profit from water sale[1]	—	(490)	(2,229)
Profit from land sales	—	—	(18,372)
Deferred income taxes	784	1,121	2,865
Stock compensation expense	4,182	3,252	2,877
Excess tax benefit of stock-based compensation	(1)	(723)	(105)
Abandonment expense	—	189	85
Inventory write down	—	423	1,050
Distribution of earnings from unconsolidated joint ventures	9,563	13,511	11,793
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	261	(4,476)	3,244
Current liabilities, net	2,948	(132)	(1,408)
Net cash provided by operating activities	14,314	13,655	8,531
Investing Activities
Maturities and sales of marketable securities	92,605	134,083	41,135
Purchase of marketable securities	(73,995)	(132,317)	(63,882)
Real estate and equipment expenditures	(57,234)	(21,328)	(22,602)
Reimbursement proceeds from Community Facilities District	15,745	—	5,950
Proceeds from sale of real estate/assets	15	77	—
Proceeds from sale of land	—	—	24,950
Investment in unconsolidated joint ventures	(346)	(4,500)	(800)
Distribution of equity from unconsolidated joint ventures	6,336	10,978	8,166
Investments in long-term water assets	(8,874)	(6,034)	(988)
Proceeds from water sales[1]	—	1,324	6,180
Interest rate swap settlement[2]	—	3,715	—
Net cash used in investing activities	(25,748)	(14,002)	(1,891)
Financing Activities
Borrowings on line of credit	19,000	47,942	—
Borrowings of long-term debt	—	—	49,080
Repayments of long-term debt	—	(50,357)	(51,708)
Deferred financing costs	—	(1,097)	(181)
Interest rate swap settlement[3]	—	—	1,123
Taxes on vested stock grants	(206)	(3,353)	(2,733)
Net cash provided by (used in) financing activities	18,794	(6,865)	(4,419)
Increase (decrease) in cash, cash equivalents, and restricted cash	7,360	(7,212)	2,221
Cash, cash equivalents, and restricted cash at beginning of year	32,407	39,619	37,398
Cash, cash equivalents, and restricted cash at end of year	$39,767	$32,407	$39,619

Twelve Months Ended December 31,
2024	2023	2022

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$39,267	$31,907	$39,119
Restricted cash (recorded in other assets)	500	500	500
Total cash, cash equivalents, and restricted cash	$39,767	$32,407	$39,619

Non-cash investing activities
Accrued capital and water expenditures included in current liabilities	$5,290	$2,091	$1,847
Contribution to unconsolidated joint venture	$—	$—	$8,501
Long term deferred profit on land contribution	$—	$—	$3,012

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

Given the nature of our water assets and the aforementioned authoritative guidance, the Company estimates the appropriate classification of water assets purchased based on the timing of the sale of the water. Water purchased in prior periods that was classified as investing was sold for $1.32 and $6.18 million in 2023 and 2022, respectively, and this cash inflow is appropriately classified in the Company’s investing activities. The profit of $0.5 and $2.2 million in 2023 and 2022 related to the water purchased in prior periods is appropriately being deducted from operating activities for the respective period. The Company has and will continue to apply this methodology to water asset transactions that meet this fact pattern.

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

  [3]The Company had an interest rate swap agreement with Wells Fargo Bank, N.A. to reduce its exposure to fluctuations in the floating interest rate tied to the London Inter-Bank Rate under a term note with Wells Fargo. The hedging relationship qualified as an effective cash flow hedge and was recorded at fair value. On June 27, 2022, the Company terminated the interest rate swap, and received a $1,123,000 cash termination fee from Wells Fargo.

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Tejon Ranch Co. (the Company or Tejon) is a diversified real estate development and agribusiness company committed to responsibly using its land and resources to meet the housing, employment, and lifestyle needs of Californians. Current operations consist of land planning and entitlement, land development, commercial land sales and leasing, leasing of land for mineral royalties, water asset management and sales, grazing leases, and farming. Beginning in 2025, the Company will also initiate residential leasing from multifamily developments as part of its long-term growth strategy.
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
The Company is involved in nine joint ventures that own, develop, and operate real estate properties. The Company enters into joint ventures as a means to facilitate the development of portions of its land. The Company is also actively engaged in land planning, land entitlement, and conservation projects.
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
The Company had an interest rate swap agreement with Wells Fargo Bank, N.A. to reduce its exposure to fluctuations in the floating interest rate tied to the London Inter-Bank Rate, or LIBOR under a term note with Wells Fargo. The hedging relationship qualified as an effective cash flow hedge and was recorded at fair value. On June 27, 2022, the Company terminated the interest rate swap, and received a $1,123,000 cash termination fee from Wells Fargo.
The Company believes it is prudent at times to limit the variability of floating-rate interest payments and in the past has entered into interest rate swaps to manage those fluctuations.
The Company recognizes interest rate swap agreements as either an asset or liability on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. The interest rate swap agreement was considered a cash flow hedge because it was designed to match the terms of the term loan with Bank of America, N.A., as a hedge of the exposure to variability in expected future cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged transactions in a cash flow hedge. This interest rate swap agreement was evaluated based on whether it is deemed highly effective in reducing exposure to variable interest rates. The Company formally documents all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. The Company makes an assessment at the inception of each interest rate swap agreement and on a quarterly basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items. If swaps qualify as highly effective, the changes in the fair values of the derivatives used as hedges would be reflected in accumulated other comprehensive income, or AOCI. Amounts classified in AOCI will be reclassified into earnings in the period during which the hedged transactions affect earnings. If swaps do not qualify as highly effective, the changes in fair values of derivatives used as hedges would be reflected in earnings.
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
Variable Interest Entity
A VIE is broadly defined as an entity where either: (i) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights, or (iii) the equity investors as a group lack any of the following: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of an entity, or (c) the right to receive the expected residual returns of an entity. Criterion (iii) above is generally applied to limited partnerships and similarly structured entities by assessing whether a simple majority of the limited partners hold substantive rights to participate in the significant decisions of the entity or have the ability to remove the decision maker or liquidate the entity without cause. If neither of those criteria are met, the entity is a VIE.
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
As of December 31, 2024 and 2023, the Company had two VIEs. One was consolidated in the financial statements while the other was not. See Note 16 (Investment in Unconsolidated and Consolidated Joint Ventures) to the Notes to Consolidated Financial Statements for further discussion.

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
During the years ended December 31, 2024, 2023, and 2022, the PEF power plant lease generated approximately 11%, 11%, and 6% of total revenues, respectively. The Company had no other customers accounting for 5% or more of total revenues from operations.
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
Property and Equipment
Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis carried by the Company’s predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. The Company's property and equipment and their respective estimated useful lives are as follows:

($ in thousands)	Useful Life	December 31, 2024	December 31, 2023
Vineyards and orchards	20	$72,042	$68,274
Machinery, furniture fixtures and other equipment	3 - 10	22,545	21,668
Buildings and improvements	10 - 27.5	9,463	9,185
Land and land improvements	15	8,016	7,835
Development in process		5,208	5,079
		$117,274	$112,041
Less: accumulated depreciation		(60,887)	(58,056)
		$56,387	$53,985
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
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of the Company's almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased pistachio revenues by $1,836,000 in 2024, while they had no impact on pistachio revenues in 2023, and increased the pistachio revenues by $873,000 in 2022. There were no pricing adjustments associated with the Company's almonds.
The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2024, 2023, and 2022, no such withholding was mandated.
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
Indicators of impairment for real estate development may include events or changes in circumstances affecting the entitlement process, government regulation, litigation, geographical demand for new housing, and market conditions related to pricing of new homes and development costs. When events or changes in circumstances exist that result in an indicator of impairment, the Company evaluates the real estate development for impairment by comparing future undiscounted cash flows expected to be generated over the life of the real estate development to the respective carrying amount. If the carrying amount of the real estate development exceeds future undiscounted cash flows, an analysis is performed to determine the fair value of the asset.
In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs.
As of December 31, 2024, management of the Company believes that none of its long-lived assets were impaired.
Revenue Recognition
The Company’s revenue is primarily derived from royalty revenue from mineral leases, sales of farm crops, sales of water, and land sales. The Company recognizes revenue by following the five-step model under ASC 606 to achieve the core principle that an entity recognizes revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The five-step model requires that the Company (i) identifies the contract with the customer, (ii) identifies the performance obligations in the contract, (iii) determines the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocates the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.
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
Royalty Income
Royalty revenues are contractually defined as to the percentage of royalty and are tied to production and market prices. The Company’s royalty arrangements generally require payment on a monthly basis with the payment based on the previous month's activity. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments.
Rental Income
Rental income from leases is recognized on a straight-line basis over the respective lease terms. For each lease, the amount by which the straight-line rent recognized exceeds the amount contractually due under the lease is classified as deferred rent in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Furthermore, for each lease, amounts paid by the tenant in excess of the straight-line rent recognized is classified as deferred income in the accompanying consolidated balance sheets. The Company commences recognition of rental income at the date the property is ready for its intended use, and the tenant takes possession of, or controls the physical use of, the property.
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
Environmental Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2024 and 2023.
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
New Accounting Pronouncements Adopted
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting - Improvements to Reportable Segment Disclosures". This ASU requires quarterly disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. The Company adopted this ASU for the Company's annual report on Form 10-K beginning with the year ending December 31, 2024 and for subsequent quarterly and annual reports. The adoption resulted in the additional disclosures mentioned above, which were not material.
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
Adoption of Rules to Enhance and Standardize Climate-related Disclosures for Investors
On March 6, 2024, the SEC adopted final rules to require registrants to disclose certain climate-related information in registration statements and annual reports. On April 4, 2024, the SEC issued an order staying the final rules pending completion of judicial review of the petitions challenging the final rules. The order does not amend the compliance dates contemplated by the final rules, which are applicable to the Company for fiscal years beginning with the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2027; however, the SEC disclosed in its litigation filings that it would publish a new effective date for the rules at the conclusion of its stay. On February 11, 2025, the SEC also indicated it would ask the court to hold on scheduling further arguments while the SEC reassessed its position in the litigation. We are currently evaluating the impact of our pending adoption of these requirements on our financial statement disclosures.
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)". This ASU requires public business entities to disclose specified information about certain costs and expenses, including the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion and amortization recognized as part of oil- and gas-producing activities included in each relevant expense caption. The ASU also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This ASU is effective for annual reporting periods beginning after December 15, 2026. We are currently evaluating the impact of these requirements on our financial statement disclosures.
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

	Twelve Months Ended December 31,
	2024	2023	2022
Weighted average number of shares outstanding:
Common stock	26,806,173	26,706,824	26,478,171
Common stock equivalents: stock options, grants	17,233	—	174,748
Diluted shares outstanding	26,823,406	26,706,824	26,652,919
For the twelve-months ended December 31, 2023, 5,351 shares of restricted stock were excluded from the calculation of dilutive net income per share as the shares were anti-dilutive.

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

($ in thousands)		2024		2023
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$—	$—	$174	$174
with unrecognized gains		248	248	385	385
Total Certificates of deposit	Level 1	248	248	559	559
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		6,115	6,109	13,797	13,787
with unrecognized gains		7,573	7,583	2,374	2,374
Total U.S. Treasury and agency notes	Level 2	13,688	13,692	16,171	16,161
Corporate notes
with unrecognized losses for less than 12 months		—	—	15,598	15,587
with unrecognized gains		—	—	249	249
Total Corporate notes	Level 2	—	—	15,847	15,836
Municipal notes
with unrecognized losses for less than 12 months		501	501	—	—
Total Municipal notes	Level 2	501	501	—	—

		$14,437	$14,441	$32,577	$32,556

The Company uses an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. As of December 31, 2024, the Company has not recorded any credit losses.
At December 31, 2024, the fair market value of investment securities was $4,000 above the cost basis of securities. The Company’s gross unrealized holding losses equal $6,000. As of December 31, 2024, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflects a decrease in the market value of available-for-sale securities of $25,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities and separately present the accrued interest receivable balance per ASC Topic 326-30-50-3A. The accrued interest receivables balance totaled $171,000 as of December 31, 2024, and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at December 31, 2024 were caused by relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. As of December 31, 2024, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of December 31, 2024.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

December 31, 2024	2025	2026	2027	Total
Certificates of deposit	$248	$—	$—	$248
U.S. Treasury and agency notes	12,015	1,000	737	13,752
Municipal notes	500	—	—	500
	$12,763	$1,000	$737	$14,500

December 31, 2023	2024	Total
Certificates of deposit	560	560
U.S. Treasury and agency notes	16,212	16,212
Corporate notes	15,880	15,880
	$32,652	$32,652
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     INVENTORIES
Inventories consisted of the following at December 31:

($ in thousands)	2024	2023
Farming inventories	$3,744	$3,265
Other	228	228
Total	$3,972	$3,493
Farming inventories consist of costs incurred during the current year related to next year’s crop along with unsold current year crop and farming chemicals.
5.     REAL ESTATE
Real estate consisted of the following as of December 31:

($ in thousands)	2024	2023
Real estate development
Mountain Village	$158,348	$155,168
Centennial	124,136	119,788
Grapevine	42,456	40,716
Tejon Ranch Commerce Center
- Commercial	23,724	17,612
- Residential	29,241	3,973
Total Tejon Ranch Commerce Center	52,965	21,585
Real estate development	$377,905	$337,257

Real estate and improvements - held for lease, net
Tejon Ranch Commerce Center	$20,596	$20,606
Real estate and improvements - held for lease, net	20,596	20,606
Less accumulated depreciation	(4,343)	(3,997)
Real estate and improvements - held for lease, net	$16,253	$16,609
6.     LONG-TERM WATER ASSETS
Long-term water assets consist of water and water purchase contracts held for future use or sale. The water is held at cost, which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. Water is currently held in a water bank on Company land in southern Kern County and by TCWD in Kern Water Banks.

The Company has secured SWP water purchase contracts from the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP water annually, subject to SWP allocations. These contracts extend through 2035 and have been transferred to AVEK for the Company's use in the Antelope Valley. In 2013, the Company acquired a contract to purchase water that obligates the Company to purchase 6,693 acre-feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County.
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2024 was $957 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the consumer price index or 3%.
The water purchased above will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as just described.
Water revenues and cost of sales were as follows for the years ended December 31:

($ in thousands)	2024	2023	2022

Acre-Feet Sold	3,500	5,145	10,400

Revenues	$4,383	$8,033	$14,658
Cost of sales	3,555	5,220	9,549
Profit	$828	$2,813	$5,109

Costs assigned to water assets held for future use were as follows ($ in thousands):

	December 31, 2024	December 31, 2023
Banked water and water for future delivery	$36,048	$31,002
Transferable water	35	756
Total water held for future use at cost	$36,083	$31,758

Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	December 31, 2024		December 31, 2023
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water purchase contract*	$11,581	$(6,755)	$11,581	$(6,272)
Nickel water purchase contract*	18,740	(7,175)	18,740	(6,532)
Tulare Lake Basin water purchase contract*	6,479	(3,862)	6,479	(3,624)
	$36,800	$(17,792)	$36,800	$(16,428)
Net cost of purchased water contracts	19,008		20,372
Total cost of water held for future use	36,083		31,758
Net investments in water assets	$55,091		$52,130
*All water purchase contracts were acquired from third parties.

Water contracts with WRMWSD and TCWD are also in place but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage are:

(in acre feet)	December 31, 2024	December 31, 2023
Water held for future use:
TCWD - Banked water owned by the Company	60,936	65,005
Company water bank	54,728	54,728
Transferable water	505	1,000
Recharged water	6,797	6,590
Total water held for future use	122,966	127,323
Water purchase contracts:
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
Total water purchase contracts	31,433	31,433
Total water held for future use and purchased water contracts	154,399	158,756

7.     ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities and other current liabilities consisted of the following as of December 31:

($ in thousands)	2024		2023
Accrued vacation	$707		$657
Accrued paid personal leave	295		309
Accrued bonus	2,425		1,962
Accrued stock compensation expense	1,831	[1]	—
Other	291		286
Total	$5,549		$3,214
[1] Cash settled awards classified as liabilities. See Note 10 of the Notes to Consolidated Financial Statements for further detail.

8.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of revolving line-of credit balance of $66,942,000 as of December 31, 2024, and $47,942,000 as of December 31, 2023.
On November 17, 2023, the Company entered into a Credit Agreement with AgWest Farm Credit, PCA and certain other lenders. The Revolving Credit Facility provides TRC an RCL in the amount of $160,000,000. The RCL requires interest only payments and has a maturity date of January 1, 2029. As of December 31, 2024, the outstanding balance under the RCL was $66,942,000, and the interest rate was one-month term SOFR plus a margin of 2.25% for an effective rate of 6.85%, before patronage. The Company received patronage credit from the participating lenders of 116 basis points in 2023, and is also expecting to receive a similar percentage of patronage credit for 2024.
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

9.     OTHER LIABILITIES
Other liabilities consist of the following as of December 31:

($ in thousands)	2024	2023
Supplemental executive retirement plan liability (See Note 14)	5,720	6,124
Excess joint venture distributions and other (See Note 16)	9,078	9,083
Total	$14,798	$15,207
10.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
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
The following is a summary of the Company's performance share grants with performance conditions as of the year ended December 31, 2024:

Performance Share Grants with Performance Conditions
Target performance	242,905
Maximum performance	333,640
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the following twelve-month periods ended:

	December 31, 2024	December 31, 2023	December 31, 2022
Stock Grants Outstanding Beginning of the Year at Target Achievement	248,768	234,899	683,645
New Stock Grants/Additional shares due to achievement in excess of target	386,956	321,026	180,034
Vested Grants	(179,082)	(260,070)	(384,112)
Expired/Forfeited Grants	(144,078)	(47,087)	(244,668)
Stock Grants Outstanding End of Period at Target Achievement	312,564	248,768	234,899

The following is a summary of the assumptions used to determine the fair value of the Company's market-based Performance Condition Grants outstanding for the year ended December 31, 2024:

($ in thousands except for share prices)
Grant date	03/17/2022	12/14/2022	06/16/2023
Vesting end	03/17/2025	12/14/2025	12/31/2025
Share price at target achievement	$20.43	$21.99	$20.72

Expected volatility	31.54%	32.14%	26.58%
Risk-free interest rate	2.13%	3.84%	4.38%

Simulated Monte Carlo share price	$21.75	$26.00	$20.24
Shares granted at target achievement	13,338	4,613	9,515
Total fair value of award	$290	$120	$193

($ in thousands except for share prices)
Grant date	08/21/2023	12/16/2023	03/13/2024
Vesting end	12/31/2025	12/31/2026	03/22/2027
Share price at target achievement	$19.20	$19.65	$18.93

Expected volatility	25.55%	25.91%	25.56%
Risk-free interest rate	4.74%	4.02%	4.31%

Simulated Monte Carlo share price	$17.88	$19.74	$18.36
Shares granted at target achievement	1,650	4,828	15,225
Total fair value of award	$30	$95	$280
The unamortized cost associated with unvested stock grants and the weighted-average period over which it is expected to be recognized as of December 31, 2024, was $2,153,000 and 16 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant and is expensed over the performance period if it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum, the Company determines, based on historical and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, the Company determines the number of awards probable of vesting and expenses the grant date fair value of such awards over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company adjusts compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director, during the years presented, received his or her annual compensation in stock.

Cash-Settled Awards
Time-Based Cash-Settled Awards

On March 13, 2024, the Company granted 75,117 time-based cash-settled awards to the Chief Executive Officer that vested on December 31, 2024. These awards are classified as liabilities, measured at fair value on the date of grant, and remeasured at each reporting date, based on the Company’s share price. Compensation cost is amortized on a straight-line method over the remaining vesting period.
Performance-Based Cash-Settled Awards
On March 13, 2024, the Company granted 14,867 performance condition grants, with market-based conditions, that are cash-settled awards to the Chief Executive Officer. These awards are classified as liabilities, measured at fair value on the date of grant, and remeasured at each reporting date based on a Monte Carlo model. Compensation cost is recognized in proportion to the completed requisite service period through December 31, 2024. The amount of awards earned ranges between 0% and 200% of the target amount depending upon performance achieved over the performance period commencing on the grant date and ending on the last day of the Company’s 2024 fiscal year and settled in cash. The performance conditions of the award are achieved at a target share price of $17.58. As of December 31, 2024, the target price was not achieved, no awards were earned or paid, and no expense was recorded for these grants.
On March 13, 2024, the Company granted 120,188 performance milestone cash-settled awards to the Chief Executive Officer. These awards are classified as liabilities, measured at fair value on the date of grant, and remeasured at each reporting date, based on the Company’s share price. Compensation cost is recognized based on an estimate of the probability of achieving the performance objective at the associated level of achievement in proportion to the completed requisite service period through December 31, 2024. The amount of awards earned for each milestone is either 0% or 100% of the target amount depending upon performance achieved over the performance period commencing on the grant date and ending on the last day of the Company’s 2024 fiscal year and settled in cash. The performance conditions of the award are achieved based on established milestones. If these milestones are not met or are deemed not probable to be met during the performance period, no compensation cost is recognized, and any previously recognized compensation cost is reversed. As of December 31, 2024, one-third of the performance milestones were achieved, resulting in a payout of $637,000. Compensation expense was adjusted accordingly, and the liability recognized as of the reporting date reflects the fair value of the earned portion of the award. The remaining unearned portion of the award was not recognized as compensation cost.
Under the 2023 Stock Incentive Plan, each non-employee director, during the years presented, received all or a portion of his or her annual compensation in stock.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

Employee 1998 Plan ($ in thousands):	December 31, 2024	December 31, 2023	December 31, 2022
Expensed	$3,592	$2,731	$2,281
Capitalized	769	482	335
	4,361	3,213	2,616
NDSI Plan	590	521	596
Total	$4,951	$3,734	$3,212
11.     INCOME TAXES
The Company accounts for income taxes using ASC 740, “Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision for income taxes consists of the following at December 31:

($ in thousands)	2024	2023	2022
Total provision (benefit):	$976	$2,323	$7,393
Federal:
Current	26	1,371	3,330
Deferred	633	353	1,718
	659	1,724	5,048
State:
Current	260	584	2,044
Deferred	57	15	301
	317	599	2,345
Total	$976	$2,323	$7,393

In 2024, the Company’s effective tax rate varied from the statutory federal rate primarily due to permanent differences related to Section 162(m) limitations, state taxes and excess stock compensation expense. The Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts and Jobs Act, which first impacted the Company in 2020. A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate of 21% in 2024, 2023 and 2022, is as follows for the years ended December 31:

($ in thousands)	2024	2023	2022
Income tax at statutory rate	$770	$1,195	$4,869
State income taxes, net of Federal benefit	256	578	1,851
Excess stock compensation expense (benefit)	6	(501)	(147)
Non-deductible compensation	181	1,302	1,008
Oil and mineral depletion	(129)	(130)	(147)
Refunds	(1)	—	—
Permanent differences	11	9	10
Other	(118)	(130)	(51)
Provision for income taxes	$976	$2,323	$7,393
Effective tax rate	26.6%	41.6%	31.9%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

($ in thousands)	2024	2023
Deferred income tax assets:
Accrued expenses	$319	$293
Deferred revenues	644	563
Capitalization of costs	1,157	1,218
Pension adjustment	1,801	1,921
Stock grant expense	2,164	1,048
State deferred taxes	248	355
Book deferred gains	2,127	2,127
Joint venture allocations	524	552
Provision for additional capitalized costs	699	699
Interest rate swap	1,444	1,444
Other	74	81
Total deferred income tax assets	$11,201	$10,301
Deferred income tax liabilities:
Deferred gains	$1,753	$1,753
Depreciation	5,447	4,766
Cost of sales allocations	872	872
Joint venture allocations	7,729	7,272
Capitalized stock compensation	1,431	1,202
Straight line rent	231	296
Prepaid expenses	679	369
State deferred taxes	—	96
Interest rate swap	1,444	1,444
Other	674	500
Total deferred income tax liabilities	$20,260	$18,570
Net deferred income tax (liability)	$(9,059)	$(8,269)
Allowance for deferred tax assets	—	—
Net deferred taxes	$(9,059)	$(8,269)
Due to the nature of the Company's deferred tax assets, the Company believes they will be used through operations in future years and a valuation allowance is not necessary.
The Company made $315,000 in estimated tax payments in 2024 and $2,564,000 in 2023. The Company received tax refunds of $1,000 and $0 in 2024 and 2023, respectively.

The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. As a result of this evaluation, the Company determined there were no uncertain tax positions that required recognition and measurement for the years ended December 31, 2024 and 2023 within the scope of ASC 740, "Income Taxes." Tax years from 2021 to 2023 and 2020 to 2023 remain available for examination by the Federal and California State taxing authorities, respectively.
12.     LEASES
The Company is a lessor of certain property pursuant to various lease agreements having terms ranging up to 30 years. The Company generates rental income from right to use assets. The following is a summary of income from commercial rents included in commercial/industrial real estate revenues as of December 31:

($ in thousands)	2024	2023	2022
Base rent	$7,712	$7,419	$6,893
Percentage rent	$624	$1,080	$918
Future minimum rental income on commercial, communication and right-of-way non-cancelable leases as of December 31, 2024 ($ in thousands):

2025	2026	2027	2028	2029	Thereafter
$6,882	$5,999	$5,742	$5,393	$5,312	$4,985
13.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $15,029,000 is expected to be paid in 2025. These water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035, and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. The Company's contractual obligation for future water payments was $307,473,000 as of December 31, 2024.
Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be determined until the future payment dates. As of December 31, 2024, the Company believes the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.
Community Facilities Districts
TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. For the development of TRCC, TRPFFA has created two CFDs: the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $19,540,000 of outstanding bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $95,660,000 of outstanding bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $18,605,000 of additional bond debt authorized by TRPFFA that can be sold in the future.

As a landowner in each CFD, the Company is obligated to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of December 31, 2024, there were no additional improvement funds remaining from West CFD bonds. On July 25, 2024, TRPFFA sold bonds that provide approximately $25,000,000 of improvement funds for the reimbursement of public infrastructure costs at TRCC-East. As of December 31, 2024, there are $19,849,000 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal 2024, the Company paid approximately $3,191,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future, based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on December 31, 2024.
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
At the December 14, 2022 hearing, the Court denied the Company’s Motion for Reconsideration (finding that the Company’s motion failed to support the statutory elements necessary to prevail on such motion). At the February 17, 2023 hearing, the Court took into submission the Parties’ legal briefs and oral arguments. On March 22, 2023, the Court decided in favor of CBD/CNPS when the Judge signed CBD/CNPS’s proposed form of judgment, which included a full rescission of the Centennial project approvals previously issued by Los Angeles County. On May 26, 2023, the Company filed a Notice of Appeal with the Superior Court, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. Briefing at the Court of Appeal is complete, and the Court of Appeal has calendared an April 4, 2025 hearing date for this matter; a decision by the Court of Appeal is expected sometime thereafter. During the appeal process the Superior Court’s order of the rescission of project approvals have been placed on hold.
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
14.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s final five-year average salary. The accounting for the defined benefit plan requires the use of assumptions and estimates in order to calculate periodic benefit cost and the value of the plan's assets and benefit obligation. These assumptions include discount rates, investment returns, and projected salary increases, amongst others. The discount rates used in valuing the plan's benefits obligations were determined with reference to high quality corporate and government bonds that are appropriately matched to the duration of the plan's obligation.
Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, or ERISA. The Company in April 2017 froze the Benefit Plan as it relates to future benefit accruals for participants.

The following table sets forth changes in the plan's net benefit obligation and accumulated benefit information as of December 31:

($ in thousands)	2024	2023
Change in benefit obligation - Pension
Benefit obligation at beginning of year	$8,768	$8,487
Interest cost	416	416
Actuarial (gain)/loss assumption changes	(669)	168
Benefits paid	(334)	(303)
Benefit obligation and accumulated benefit obligation at end of year	$8,181	$8,768
Change in Plan Assets
Fair value of plan assets at beginning of year	$9,063	$8,449
Actual (loss) return on plan assets	(178)	752
Employer contribution	—	165
Benefits/expenses paid	(334)	(303)
Fair value of plan assets at end of year	$8,551	$9,063
Funded status - asset	$370	$295

Amounts recorded in equity
Net actuarial loss	$2,255	$2,355
Total amount recorded	$2,255	$2,355
Amount recorded, net of taxes	$1,624	$1,696

Other changes in plan assets and benefit obligations recognized in other comprehensive income include the following as of December 31:

($ in thousands)	2024	2023
Net (gain)	$(43)	$(166)
Recognition of net actuarial loss	(57)	(67)
Total changes	(100)	(233)
Changes, net of taxes	$(72)	$(168)
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year:

Expected return on plan assets	$420
Interest cost	(445)
Amortization of net gain/(loss)	(57)
Net periodic pension benefit/(cost)	$(82)
At December 31, 2024 and December 31, 2023, the Company had a long-term pension asset. For 2025, the Company is not expected to make contributions to the pension plan.
Based on actuarial estimates, it is expected that annual benefit payments from the pension trust will be as follows:

($ in thousands)
2025	2026	2027	2028	2029	Thereafter
$484	$502	$498	$493	$502	$3,011

The Benefit Plan’s current investment policy has an investment strategy in which the primary focus is to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Plan's Funded Status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as funded status improves. At December 31, 2024, the investment mix was approximately 99% debt and 1% money market funds. At December 31, 2023, the investment mix was approximately 99% debt and 1% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 5.60% in 2024 and 4.85% in 2023. The expected long-term rate of return on plan assets is 5.00% in 2024 and 5.00% in 2023. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	2024	2023
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$87	$91
Collective Funds	Level 2	8,464	8,972
Fair value of plan assets		$8,551	$9,063
Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2024	2023	2022
Cost components:
Interest cost	$(416)	$(416)	$(312)
Expected return on plan assets	448	418	553
Net amortization and deferral	(58)	(67)	(47)
Total net periodic pension (costs)/earnings	$(26)	$(65)	$194

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
The following SERP benefit information is as of December 31:

($ in thousands)	2024	2023
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$6,124	$6,186
Interest cost	277	290
Actuarial gain/assumption changes	(180)	168
Benefits paid	(501)	(520)
Benefit obligation and accumulated benefit obligation at end of year	5,720	6,124
Funded status - liability	$(5,720)	$(6,124)

($ in thousands)	2024	2023
Amounts recorded in stockholders’ equity
Net actuarial loss	$1,157	$1,390
Total amount recorded	$1,157	$1,390
Amount recorded, net of taxes	$833	$1,001
Other changes in benefit obligations recognized in other comprehensive income for 2024 and 2023 included the following components:

($ in thousands)	2024	2023
Net (gain) loss	$(179)	$167
Recognition of net actuarial loss	(54)	(40)
Total changes	$(233)	$127
Changes, net of taxes	$(168)	$91
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Interest cost	$(291)
Amortization of net gain	(42)
Net periodic pension (costs)/earnings	$(333)
Based on actuarial estimates, it is expected that annual SERP benefit payments will be as follows ($ in thousands):

2025	2026	2027	2028	2029	Thereafter
$580	$572	$562	$551	$539	$2,443
The weighted-average discount rate used in determining the actuarial present value of projected benefits obligation was 5.35% for 2024 and 4.70% for 2023. Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2024	2023	2022
Cost components:
Interest cost	$(277)	$(291)	$(182)
Net amortization and other	(54)	(40)	(114)
Total net periodic pension cost	$(331)	$(331)	$(296)

15.    REPORTING SEGMENTS AND RELATED INFORMATION
The Company currently operates five reporting segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations. The financial results of these segments are utilized by the chief operating decision maker, or CODM, who is our Chief Executive Officer, for evaluating segment performance and allocating resources. The CODM uses GAAP operating results predominantly in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for GAAP operating results when making decisions about allocating capital and personnel to the segments.
Information pertaining to operating results of the Company's reporting segments are as follows for each of the years ended December 31:

($ in thousands)	2024	2023	2022
Revenues
Real estate—commercial/industrial	$12,552	$11,758	$40,515
Mineral resources	10,214	14,524	21,595
Farming	13,925	13,950	13,001
Ranch operations	5,195	4,507	4,106
Segment revenues	41,886	44,739	79,217
Segment Operating Results
Real estate—commercial/industrial	15,523	10,573	31,911
Real estate—resort/residential	(2,615)	(1,528)	(1,629)
Mineral resources	3,162	5,839	8,626
Farming	(3,626)	(1,307)	(6,810)
Ranch operations	331	(536)	(918)
Segment operating results [1]	12,775	13,041	31,180
Reconciling items:
Investment income	2,273	2,557	634
Other (loss) income	(292)	(138)	1,088
Corporate expenses	(11,092)	(9,872)	(9,699)
Income from operations before income taxes	$3,664	$5,588	$23,203

[1] Segment operating results are comprised of revenues and equity in earnings of unconsolidated  joint ventures, less segment expenses, excluding investment income, other income (loss), corporate expenses, and income taxes.

Real Estate - Commercial/Industrial
Commercial revenue consists of land and building leases to tenants at the Company's commercial retail and industrial developments, base and percentage rents from the PEF power plant lease, communication tower rents, land sales, and payments from easement leases.
In 2024 and 2023, the Company did not have any land sales.
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
•12.3 acres of industrial land located at TRCC West to a third party for $4,680,000.

The following table summarizes revenues, expenses and operating income from this segment for each of the years ended December 31:

($ in thousands)	2024	2023	2022
Commercial/industrial revenues	$12,552	$11,758	$40,515
Equity in earnings of unconsolidated joint ventures	10,881	6,868	7,752
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	$23,433	$18,626	$48,267
Cost of sales of land	—	$(176)	$8,623
Operating expenses	3,453	4,229	3,997
General and administrative expenses [1]	3,592	3,146	2,923
Other expenses [2]	865	854	813
Commercial/industrial expenses	$7,910	$8,053	$16,356
Operating results from commercial/industrial and unconsolidated joint ventures	$15,523	$10,573	$31,911
[1] General and administrative expenses included compensation expenses and overheads.
[2] The main components of the other expenses included tenant recoverable expenses and depreciation expenses.
Real Estate - Resort/Residential
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. The segment produced losses of $2,615,000, $1,528,000, and $1,629,000 during the years ended December 31, 2024, 2023, and 2022, respectively. The expenses consisted of professional services of $1,352,000, general and administrative expenses of $1,215,000, and other expenses of $48,000 for the twelve months ended December 31, 2024. The main components of the other expenses included travel and entertainment expenses, and depreciation expenses.

Mineral Resources
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from the Company's land along with revenue from water sales. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2024	2023	2022
Mineral resources revenues	$10,214	$14,524	$21,595
Cost of sales of water	3,555	5,220	9,549
Other expenses[1]	3,497	3,465	3,420
Mineral resources expenses	$7,052	$8,685	$12,969
Operating results from mineral resources	$3,162	$5,839	$8,626
[1] The main components of the other expenses included general and administrative expenses and depreciation expenses.
Farming
The farming segment produces revenues from the sale of wine grapes, almonds, pistachios and hay. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2024	2023	2022
Farming revenues	$13,925	$13,950	$13,001
Cost of sales	11,853	11,945	15,412
Water holding costs	2,912	695	3,454
Other expenses[1]	2,786	2,617	945
Farming expenses	$17,551	$15,257	$19,811
Operating results from farming	$(3,626)	$(1,307)	$(6,810)
[1] The main components of the other expenses included general and administrative expenses and depreciation expenses.

Ranch Operations
Ranch operations consists of game management revenues and ancillary land uses, such as grazing leases and filming. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2024	2023	2022
Ranch operations revenues	$5,195	$4,507	$4,106
Operating expenses	2,380	2,586	2,312
Compensation expenses	1,494	1,548	1,708
Other expenses[1]	990	909	1,004
Ranch operations expenses	$4,864	$5,043	$5,024
Operating results from ranch operations	$331	$(536)	$(918)
[1] The main components of the other expenses included amortization and depreciation expenses.

Information pertaining to assets of the Company’s reporting segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2024
Real estate - commercial/industrial	$98,185	$424	$43,018
Real estate - resort/residential	330,513	40	8,394
Mineral resources	54,658	1,375	46
Farming	54,478	2,319	4,891
Ranch operations	2,658	382	739
Corporate	67,506	345	146
Total	$607,998	$4,885	$57,234
2023
Real estate - commercial/industrial	$73,105	$468	$7,815
Real estate - resort/residential	321,216	42	7,888
Mineral resources	52,068	1,374	—
Farming	52,094	2,097	4,870
Ranch operations	2,072	390	464
Corporate	76,968	435	291
Total	$577,523	$4,806	$21,328
2022
Real estate - commercial/industrial	$74,292	$455	$8,933
Real estate - resort/residential	312,956	30	7,253
Mineral resources	48,780	1,366	—
Farming	45,814	1,937	5,915
Ranch operations	1,945	439	305
Corporate	83,004	401	196
Total	$566,791	$4,628	$22,602
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
16.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting, unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2024 was $28,980,000. The equity in the income of the unconsolidated joint ventures was $10,881,000 for the twelve months ended December 31, 2024. The unconsolidated joint ventures have not been consolidated as of December 31, 2024, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments, as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components, such as fuel inventory and pricing at the facility. At December 31, 2024, the Company had an equity investment balance of $19,823,000 in this joint venture.

•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form five active 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. All outstanding debt attributed to our joint ventures with Majestic have met their respective debt covenants, and hence were not subject to an effective guarantee at December 31, 2024. For those investments in a deficit position, in accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income. At December 31, 2024, the Company's investment in these joint ventures was $219,000.
◦On March 29, 2022, TRC-MRC 5, LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2023, and the joint venture has leased 100% of the rentable space. The joint venture refinanced the construction loan in February 2024 with a promissory note. The note matures on February 3, 2035, and had an outstanding balance of $52,795,000 as of December 31, 2024. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,783,000.
◦On March 25, 2021, TRC-MRC 4, LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction of the building was completed in 2022, and the joint venture has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $60,906,000 as of December 31, 2024. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $6,317,000.
◦In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note, with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $32,722,000 as of December 31, 2024. The Company's investment in this joint venture was $142,000 as of December 31, 2024.
◦In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a promissory note. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 3, 2028 and had an outstanding principal balance of $21,234,000 as of December 31, 2024. The building was 100% leased as of December 31, 2024. The Company's investment in this joint venture was $77,000 as of December 31, 2024.
◦In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction in 2017. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original principal balance of the mortgage loan was $25,030,000, of which $21,470,000 was outstanding at December 31, 2024. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance of $978,000.

•TRC-DP 1, LLC - This joint venture was formed on October 4, 2024 with Dedeaux Properties to develop, manage, and operate an approximately 510,385 square foot industrial building at TRCC-East on land to be contributed by the Company in a future period. The Company's investment in this joint venture was $346,000 as of December 31, 2024.
•TRCC/Rock Outlet Center LLC – This joint venture was formed in 2013 with Rockefeller Group Development Corporation, or Rockefeller, to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. At December 31, 2024, the Company’s equity investment balance in this joint venture was $8,592,000. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. The Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On August 16, 2023, the TRCC/Rock Outlet Center LLC joint venture successfully extended the maturity date of its term note with a financial institution from May 31, 2024 to June 30, 2025. In connection with the loan extension, the joint venture also reduced the outstanding amount by $6,000,000. As of December 31, 2024, the outstanding balance of the term note was $20,545,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – CFL is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. At December 31, 2024, the Company owned 93.65% of CFL.
The Company’s investment balance in each of its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The variance represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of those assets.

Condensed balance sheet information and statement of operations of the Company’s unconsolidated joint ventures are as follows:
Balance Sheet Information as of December 31:

	Joint Venture						TRC
	Assets		Borrowings		Equity (Deficit)		Investment In
	2024	2023	2024	2023	2024	2023	2024	2023
Petro Travel Plaza Holdings LLC	$73,558	$72,633	$(11,793)	$(12,556)	$53,571	$52,950	$19,823	$19,370
TRCC/Rock Outlet Center, LLC	54,533	58,040	(20,545)	(20,850)	32,832	35,535	8,592	9,943
TRC-MRC 1, LLC	24,539	25,224	(21,470)	(22,144)	2,591	1,684	—	—
TRC-MRC 2, LLC	21,552	18,882	(21,234)	(21,939)	768	(2,597)	77	—
TRC-MRC 3, LLC	34,436	35,467	(32,722)	(33,627)	2,529	2,087	142	141
TRC-MRC 4, LLC	49,118	49,964	(60,906)	(61,776)	(10,664)	(12,192)	—	—
TRC-MRC 5, LLC	49,556	49,687	(52,795)	(35,138)	(643)	8,390	—	4,194
TRC-DP1, LLC	—	—	—	—	—	—	346	—
Total	$307,292	$309,897	$(221,465)	$(208,030)	$80,984	$85,857	$28,980	$33,648

Centennial Founders, LLC	$107,015	$104,979	$—	$—	$106,766	$104,753	Consolidated
Condensed Statement of Operations Information as of December 31:

	Joint Venture							TRC
	Revenues				Earnings (Loss)			Equity in Earnings (Loss)
	2024		2023	2022	2024	2023	2022	2024	2023	2022
Petro Travel Plaza Holdings LLC	$153,547		$162,614	$182,335	$13,621	$10,481	$14,210	$8,253	$6,288	$8,526
18-19 West, LLC	—		—	—	—	—	(63)	—	—	(31)
TRCC/Rock Outlet Center, LLC[1]	7,100		6,391	6,065	(2,703)	(3,571)	(3,139)	(1,351)	(1,786)	(1,569)
TRC-MRC 1, LLC	4,399		4,346	3,269	1,226	1,192	43	613	596	21
TRC-MRC 2, LLC	6,761		5,860	4,085	4,324	2,772	1,384	2,162	1,386	692
TRC-MRC 3 LLC	4,405		4,323	4,125	843	645	594	422	323	297
TRC-MRC 4, LLC	7,805		7,281	595	1,054	332	(367)	527	166	(184)
TRC-MRC 5, LLC	6,314		—	—	509	(210)	—	255	(105)	—
	$190,331	2	$190,815	$200,474	$18,874	$11,641	$12,662	$10,881	$6,868	$7,752

Centennial Founders, LLC	$66		$267	$594	$(36)	$(6)	$28	Consolidated

[1] Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

2 TRC-DP1, LLC did not have any operating activities during 2024.

17.    RELATED PARTY TRANSACTIONS
TCWD is a not-for-profit governmental entity, organized on December 28, 1965, pursuant to Division 13 of the Water Code, State of California. TCWD is a landowner voting district, which requires an elector, or voter, to be an owner of land located within the district. TCWD was organized to provide the water needs for future municipal and industrial development. The Company is the largest landowner and taxpayer within TCWD. The Company has a water purchase service contract with TCWD that entitles it to receive all of TCWD’s State Water Project contract water and TCWD holds the Company's banked water in the Kern Water Bank. TCWD is also entitled to make assessments of all taxpayers within the district, to the extent funds are required to cover expenses and to charge water users within the district for the use of water. From time to time, the Company transacts with TCWD in the ordinary course of business. The Company's Senior Vice President and Chief Accounting Officer, Robert Velasquez, was appointed the treasurer of TCWD in February 2025.
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,487 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's Executive Vice President and Chief Operating Officer, Allen Lyda, is one of nine directors at WRMWSD. As of December 31, 2024 and 2023, the Company paid $5,483,000 and $4,492,000 for these water contracts and related costs, respectively.
In 2024 the Company entered into a consulting services agreement with Mr. Bielli for the provision of strategic counsel to the Board and the current CEO upon Mr. Bielli’s retirement. The consulting agreement is for a term of one year, commencing April 1, 2025 and ending March 31, 2026. Compensation for Mr. Bielli’s consulting services is $85,000 per month. Mr. Bielli will also be reimbursed for normal and customary expenses incurred in connection with providing the services.