Form 10-Q
period 2025-03-31
TEJON RANCH CO
filed 2025-05-08
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on April 30, 2025 was 26,881,174.

TEJON RANCH CO. AND SUBSIDIARIES

Glossary

The following initialisms or acronyms may be used in this document and shall be defined as set forth below:

AKIP	Advance Kern Incentive Program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVEK	Antelope Valley East Kern Water Agency
CFL	Centennial Founders, LLC
CBD	Center for Biological Diversity
CEQA	California Environmental Quality Act
CFD	Community Facilities District
CNPS	California Native Plant Society
EBITDA	Earnings Before Interest Taxes Depreciation and Amortization
EIR	Environmental Impact Report
FASB	Financial Accounting Standards Board
FTZ	Foreign Trade Zone
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
GSP	Groundwater Sustainability Plan
MV	Mountain Village at Tejon Ranch
NOI	Net Operating Income
NLER	Net Liabilities to Equity Ratio
PEF	Pastoria Energy Facility, LLC
RCL	Revolving Credit Line
RWA	Tejon Ranch Conservation and Land Use Agreement, a.k.a. Ranch Wide Agreement
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SWP	State Water Project
TCWD	Tejon-Castac Water District
TRC	Tejon Ranch Co.
TRCC	Tejon Ranch Commerce Center
TRPFFA	Tejon Ranch Public Facilities Financing Authority
WRMWSD	Wheeler Ridge Maricopa Water Storage District

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,282	$39,267
Marketable securities - available-for-sale	20,649	14,441
Accounts receivable	2,976	7,916
Inventories	5,681	3,972
Prepaid expenses and other current assets	4,184	3,806
Total current assets	45,772	69,402
Real estate and improvements - held for lease, net	16,168	16,253
Real estate development (includes $124,980 at March 31, 2025 and $124,136 at December 31, 2024, attributable to CFL (Note 14))	394,780	377,905
Property and equipment, net	57,853	56,387
Investments in unconsolidated joint ventures	29,646	28,980
Net investment in water assets	65,218	55,091
Other assets	5,118	3,980
TOTAL ASSETS	$614,555	$607,998

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$11,510	$9,085
Accrued liabilities and other	2,968	5,549
Deferred income	2,571	2,162
Total current liabilities	17,049	16,796
Revolving line of credit	74,442	66,942
Long-term deferred gains	11,447	11,447
Deferred tax liability	9,026	9,059
Other liabilities	14,753	14,798
Total liabilities	126,717	119,042
Commitments and contingencies (Note 11)
Equity:
Tejon Ranch Co. stockholders’ equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,867,600 at March 31, 2025 and 26,822,768 at December 31, 2024	13,434	13,412
Additional paid-in capital	348,829	348,497
Accumulated other comprehensive income	81	87
Retained earnings	110,134	111,598
Total Tejon Ranch Co. stockholders’ equity	472,478	473,594
Non-controlling interest	15,360	15,362
Total equity	487,838	488,956
TOTAL LIABILITIES AND EQUITY	$614,555	$607,998
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Real estate - commercial/industrial	$2,754	$2,945
Mineral resources	2,595	2,489
Farming	1,556	865
Ranch operations	1,304	1,107
Total revenues	8,209	7,406
Costs and expenses:
Real estate - commercial/industrial	1,847	1,927
Real estate - resort/residential	386	1,561
Mineral resources	2,085	2,116
Farming	2,548	2,067
Ranch operations	1,273	1,227
Corporate expenses	4,236	2,492
Total costs and expenses	12,375	11,390
Operating loss	(4,166)	(3,984)
Other income:
Investment income	346	685
Other loss, net	(76)	(70)
Total other income, net	270	615
Loss from operations before equity in earnings of unconsolidated joint ventures and income tax benefit	(3,896)	(3,369)
Equity in earnings of unconsolidated joint ventures, net	1,158	1,513
Loss before income tax benefit	(2,738)	(1,856)
Income tax benefit	(1,272)	(942)
Net loss	(1,466)	(914)
Net loss attributable to non-controlling interest	(2)	—
Net loss attributable to common stockholders	$(1,464)	$(914)
Net loss per share attributable to common stockholders, basic	$(0.05)	$(0.03)
Net loss per share attributable to common stockholders, diluted	$(0.05)	$(0.03)

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,466)	$(914)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(8)	(8)
Other comprehensive loss before taxes	(8)	(8)
Income tax benefit related to other comprehensive loss items	2	2
Other comprehensive loss	(6)	(6)
Comprehensive loss	(1,472)	(920)
Comprehensive loss attributable to non-controlling interests	(2)	—
Comprehensive loss attributable to common stockholders	$(1,470)	$(920)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(1,466)	$(914)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,015	1,006
Amortization of discount of marketable securities	(86)	(196)
Equity in earnings of unconsolidated joint ventures, net	(1,158)	(1,513)
Non-cash retirement plan expense	104	89
Gain on sale of property plant and equipment	(13)	(1)
Deferred income taxes	(33)	1
Stock compensation expense	666	513
Excess tax provision (benefit) from stock-based compensation	31	(1)
Distribution of earnings from unconsolidated joint ventures	458	320
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	1,901	934
Current liabilities	(2,764)	539
Net cash (used in) provided by operating activities	(1,345)	777
Investing Activities
Maturities and sales of marketable securities	15,280	46,239
Funds invested in marketable securities	(21,410)	(38,614)
Real estate and equipment expenditures	(17,544)	(8,112)
Reimbursement proceeds from Community Facilities District	—	3,309
Proceeds from sale of property plant and equipment	11	—
Investment in unconsolidated joint ventures	(111)	—
Distribution of equity from unconsolidated joint ventures	142	5,500
Investments in water assets	(9,018)	(5,248)
Net cash (used in) provided by investing activities	(32,650)	3,074
Financing Activities
Borrowings on line of credit	7,500	—
Taxes on vested stock grants	(490)	(206)
Net cash provided by (used in) financing activities	7,010	(206)
(Decrease) increase in cash, cash equivalents, and restricted cash	(26,985)	3,645
Cash, cash equivalents, and restricted cash at beginning of period	39,767	32,407
Cash, cash equivalents, and restricted cash at end of period	$12,782	$36,052

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$12,282	$35,552
Restricted cash (Shown in prepaid expenses and other current assets)	500	500
Total cash, cash equivalents, and restricted cash	$12,782	$36,052

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$6,171	$2,299
Accrued long-term water assets included in current liabilities	$1,450	$986

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2024	26,822,768	$13,412	$348,497	$87	$111,598	$473,594	$15,362	$488,956
Net loss	—	—	—	—	(1,464)	(1,464)	(2)	(1,466)
Other comprehensive loss	—	—	—	(6)	—	(6)	—	(6)
Restricted stock issuance	76,335	38	(38)	—	—	—	—	—
Stock compensation	—	—	844	—	—	844	—	844
Shares withheld for taxes and tax benefit of vested shares	(31,503)	(16)	(474)	—	—	(490)	—	(490)
Balance, March 31, 2025	26,867,600	$13,434	$348,829	$81	$110,134	$472,478	$15,360	$487,838

Balance, December 31, 2023	26,770,545	$13,386	$345,609	$(171)	$108,908	$467,732	$15,364	$483,096
Net loss	—	—	—	—	(914)	(914)	—	(914)
Other comprehensive loss	—	—	—	(6)		(6)	—	(6)
Restricted stock issuance	45,350	23	(23)	—	—	—	—	—
Stock compensation	—	—	752	—	—	752	—	752
Shares withheld for taxes and tax benefit of vested shares	(18,455)	(9)	(197)	—	—	(206)	—	(206)
Balance, March 31, 2024	26,797,440	$13,400	$346,141	$(177)	$107,994	$467,358	$15,364	$482,722

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
The periods ended March 31, 2025 and 2024 include the consolidation of CFL’s statements of operations within the resort/residential real estate development segment, statements of changes in equity, and statements of cash flows. The Company’s March 31, 2025 and December 31, 2024 balance sheets are presented on a consolidated basis, including the consolidation of CFL.
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
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities, water activities, and timing of real estate sales and leasing activities. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year.
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relates to funds held in escrow. The Company had $500,000 of restricted cash as of March 31, 2025 and December 31, 2024.
New Accounting Pronouncements Adopted
Business Combinations - Joint Venture Formations
In August 2023, FASB issued ASU No. 2023-05, "Business Combinations - Joint Venture Formations." This ASU addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The pronouncement requires a joint venture to initially measure contributions at fair value upon formation, which is more relevant than the carrying amounts of the contributed net assets and would reduce equity method basis differences. The ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. This pronouncement did not have a material effect on our consolidated financial statements.
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

Rules to Enhance and Standardize Climate-related Disclosures for Investors
On March 6, 2024, the SEC adopted final rules to require registrants to disclose certain climate-related information in registration statements and annual reports. On April 4, 2024, the SEC issued an order staying the final rules pending completion of judicial review of the petitions challenging the final rules. The order does not amend the compliance dates contemplated by the final rules, which are applicable to the Company for fiscal years beginning with the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2027; however, the SEC disclosed in its litigation filings that it would publish a new effective date for the rules at the conclusion of its stay. On February 11, 2025, the SEC also indicated it would ask the court to hold on scheduling further arguments while the SEC reassessed its position in the litigation. Subsequently, on March 27, 2025, the SEC voted to cease defending the rule in court. Despite withdrawing its defense, the SEC has not formally rescinded the rule. We are continuing to evaluate the implications of the pending adoption of these requirements in light of this development, including potential impacts on our financial statement disclosures.
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." This ASU requires public business entities to disclose specified information about certain costs and expenses, including the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion and amortization recognized as part of oil- and gas-producing activities included in each relevant expense caption. The ASU also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This ASU is effective for annual reporting periods beginning after December 15, 2026. We are currently evaluating the impact of these requirements on our financial statement disclosures.
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

	Three Months Ended March 31,
	2025		2024
Weighted-average number of shares outstanding:
Common stock	26,852,573		26,788,345
Common stock equivalents	—	1	—	1
Diluted shares outstanding	26,852,573		26,788,345
[1] For the three months ended March 31, 2025, 15,583 shares of restricted stock were excluded from the calculation of diluted net loss per share as the shares were antidilutive. For the three months ended March 31, 2024, 69,348 shares of restricted stock were excluded from the calculation of diluted net loss per share as the shares were antidilutive.

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

($ in thousands)		March 31, 2025		December 31, 2024
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrealized gains		248	248	248	248
Total Certificates of deposit	Level 1	248	248	248	248
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		11,111	11,103	6,115	6,109
with unrealized gains		3,806	3,810	7,573	7,583
Total U.S. Treasury and agency notes	Level 2	14,917	14,913	13,688	13,692
Corporate notes
with unrealized losses for less than 12 months		4,988	4,988	—	—
Total Corporate notes	Level 2	4,988	4,988	—	—
Municipal notes
with unrealized losses for less than 12 months		500	500	501	501
Total Municipal notes	Level 2	500	500	501	501

		$20,653	$20,649	$14,437	$14,441
The Company uses an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At March 31, 2025, the Company has not recorded any credit losses.
As of March 31, 2025, the fair market value of investment securities was $4,000 below their cost basis. The Company’s gross unrealized holding gains equaled $4,000 and gross unrealized holding losses equaled $8,000. For the three months ended March 31, 2025, the adjustment to accumulated other comprehensive loss reflected a decrease in market value of $8,000, including estimated taxes of $2,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance. The accrued interest receivables balance totaled $145,000 as of March 31, 2025 and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at March 31, 2025 and December 31, 2024 were caused by relative changes in interest rates since the time of purchase and not changes in credit quality. The contractual cash flows for these securities are guaranteed by U.S. government agencies. As of March 31, 2025 and December 31, 2024, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of March 31, 2025 and December 31, 2024.

Corporate notes
The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of March 31, 2025 and December 31, 2024, the Company did not intend to sell these securities and it is not more-likely-than-not the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of March 31, 2025 and December 31, 2024.
The following tables summarize the maturities, at par, of marketable securities as of:

	March 31, 2025
($ in thousands)	2025	2026	2027	Total
Certificates of deposit	$248	$—	$—	$248
U.S. Treasury and agency notes	7,735	6,500	737	14,972
Corporate notes	5,000	—	—	5,000
Municipal notes	500	—	—	500
Total	$13,483	$6,500	$737	$20,720

	December 31, 2024
($ in thousands)	2025	2026	2027	Total
Certificates of deposit	$248	$—	$—	$248
U.S. Treasury and agency notes	12,015	1,000	737	13,752
Municipal notes	500	—	—	500
	$12,763	$1,000	$737	$14,500
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of March 31, 2025 and December 31, 2024.
4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	March 31, 2025	December 31, 2024
Real estate development
Mountain Village	$158,865	$158,348
Centennial	124,980	124,136
Grapevine	42,972	42,456
Tejon Ranch Commerce Center
- Commercial	27,024	23,724
- Residential	40,939	29,241
Total Tejon Ranch Commerce Center	67,963	52,965
Real estate development	$394,780	$377,905

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	$20,597	$20,596
Less accumulated depreciation	(4,429)	(4,343)
Real estate and improvements - held for lease, net	$16,168	$16,253

5.     LONG-TERM WATER ASSETS
Long-term water assets consist of water and water purchase contracts held for future use or sale. The water is held at cost, which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. Water is currently held in a water bank on Company land in southern Kern County and by TCWD in Kern County Water Banks.
The Company has secured SWP water purchase contracts from the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP water annually, subject to SWP allocations. These contracts extend through 2085 and have been transferred to AVEK for the Company's use in the Antelope Valley. In 2013, the Company acquired a contract to purchase water that obligates the Company to purchase 6,693 acre-feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County.
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2025 is $986 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the Consumer Price Index or 3%.
The water purchased above will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third-party users on an annual basis until this water is fully allocated to Company uses, as just described.
Water revenues and cost of sales were as follows for the three months ended ($ in thousands):

	March 31, 2025	March 31, 2024
Acre-Feet Sold	1,100	1,050

Revenues	$1,468	$1,363
Cost of sales	1,207	1,160
Profit	$261	$203

Costs assigned to water assets held for future use were as follows ($ in thousands):

	March 31, 2025	December 31, 2024
Banked water and water for future delivery	$39,919	$36,048
Transferable water	6,631	35
Total water held for future use at cost	$46,550	$36,083

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	March 31, 2025		December 31, 2024
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water purchase contract *	$11,581	$(6,876)	$11,581	$(6,755)
Nickel water purchase contract *	18,740	(7,335)	18,740	(7,175)
Tulare Lake Basin water purchase contract *	6,479	(3,921)	6,479	(3,862)
	$36,800	$(18,132)	$36,800	$(17,792)
Net cost of purchased water contracts	18,668		19,008
Total cost of water held for future use	46,550		36,083
Net investments in water assets	$65,218		$55,091
*All water purchase contracts were acquired from third parties.

Water contracts with WRMWSD and TCWD are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage are:

(in acre-feet, unaudited)	March 31, 2025	December 31, 2024
Water held for future use
TCWD - Banked water owned by the Company	60,936	60,936
Company water bank	54,728	54,728
Transferable water	7,065	505
Recharged water	6,797	6,797
Total water held for future use	129,526	122,966
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	160,959	154,399
6.     ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities and other current liabilities consisted of the following:

($ in thousands)	March 31, 2025	December 31, 2024
Accrued vacation	$557	$707
Accrued paid personal leave	146	295
Accrued bonus	625	2,425
Property tax payable[1]	1,298	—
Accrued stock compensation expense[2]	—	1,831
Other	342	291
	$2,968	$5,549
[1] California property taxes are accrued throughout the year and are paid every April and December.
[2] Cash settled awards classified as liabilities.
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	March 31, 2025	December 31, 2024
Revolving line-of-credit[1]	$74,442	$66,942
[1] Deferred loan costs for the revolving line-of-credit as of March 31, 2025 and December 31, 2024 were recorded under the caption Other Assets on the Consolidated Balance Sheets.
On November 17, 2023, the Company entered into a Credit Agreement with AgWest Farm Credit, PCA and certain other lenders (the Revolving Credit Facility). The Revolving Credit Facility provides TRC a RCL in the amount of $160,000,000. The RCL requires interest only payments and has a maturity date of January 1, 2029. As of March 31, 2025, the outstanding balance under the RCL was $74,442,000, and the interest rate was one-month term SOFR plus a margin of 2.25% for an effective rate of 6.60% before patronage, which for 2024 was 125 basis points, or bps, from AgWest and 100 bps from other participant lenders, for a net all-in rate of 5.44%.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	March 31, 2025	December 31, 2024
Supplemental executive retirement plan liability (See Note 12)	$5,678	$5,720
Excess joint venture distributions and other (See Note 14)	9,075	9,078
Total	$14,753	$14,798

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

The following is a summary of the Company’s Performance Condition Grants outstanding as of March 31, 2025:

Performance Condition Grants
Target performance	234,254
Maximum performance	307,689
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the three months ended March 31, 2025:

March 31, 2025
Stock grants outstanding beginning of period at target achievement	312,564
New stock grants/additional shares due to achievement in excess of target	15,418
Vested grants	(25,012)
Expired/forfeited grants	(10,966)
Stock grants outstanding end of period at target achievement	292,004

The following is a summary of the assumptions used to determine the fair value for the Company’s outstanding market-based Performance Condition Grants as of March 31, 2025:

($ in thousands except for share prices)
Grant date	12/14/2022	06/16/2023	08/21/2023
Vesting end	12/14/2025	12/31/2025	12/31/2025
Target share price to achieve award	$21.99	$20.72	$19.20

Expected volatility	32.14%	26.58%	25.55%
Risk-free interest rate	3.84%	4.38%	4.74%

Simulated Monte Carlo share price	$26.00	$20.24	$17.88
Shares granted	4,613	9,515	1,650
Total fair value of award	$120	$193	$30

($ in thousands except for share prices)
Grant date	12/16/2023	03/13/2024	12/11/2024
Vesting end	12/31/2026	03/22/2027	12/10/2027
Share price at target achievement	$19.65	$18.93	$18.59

Expected volatility	25.91%	25.56%	26.90%
Risk-free interest rate	4.02%	4.31%	4.01%

Simulated Monte Carlo share price	$19.74	$18.36	$18.55
Shares granted	4,828	15,225	2,315
Total fair value of award	$95	$280	$43

The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of March 31, 2025 were $1,879,000 and 15 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant and is expensed over the performance period if it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum, the Company determines, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, the Company determines the number of awards probable of vesting and expenses the grant date fair value of such awards over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company adjusts compensation cost according to the actual outcome of the performance condition.

Under the 2023 Stock Incentive Plan, each non-employee director, during the years presented, received all or a portion of his or her annual compensation in stock.

The following table summarizes stock compensation costs for the Company's 2023 Stock Incentive Plan, 1998 Stock Incentive Plan, and the prior Non-Employee Director Stock Incentive Plan for the following periods:

($ in thousands)	Three Months Ended March 31,
Employee	2025	2024
Expensed	$459	$375
Capitalized	178	239
	637	614
Director	207	138
Total stock compensation costs	$844	$752
10.     INCOME TAXES
The Company’s provision for income taxes as of March 31, 2025 has been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the three months ended March 31, 2025, the Company’s income tax benefit was $1,272,000 compared to income tax benefit of $942,000 for the three months ended March 31, 2024. Effective tax rates were 46% and 51% for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had income tax receivables of $2,520,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.
For the three months ended March 31, 2025, the Company’s effective tax rate was above statutory tax rates as a result of permanent differences related to Internal Revenue Code Section 162(m) limitations. Internal Revenue Code Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
11.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $9,121,000 was paid during the three months ended March 31, 2025. These water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2085, and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. The Company's contractual obligation for future water payments was $1,473,304,000 as of March 31, 2025.
Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be determined until the future payment dates. As of March 31, 2025, the Company believes the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.
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

As a landowner in each CFD, the Company is obligated to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of March 31, 2025, there were no additional improvement funds remaining from the West CFD bonds. On July 25, 2024, TRPFFA sold bonds that provide approximately $25,000,000 of improvement funds for the reimbursement of public infrastructure costs at TRCC-East. As of March 31, 2025, there are $19,849,000 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal year 2025, the Company expects to pay approximately $3,642,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future, based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on March 31, 2025.
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
At the December 14, 2022 hearing, the Court denied the Company’s Motion for Reconsideration (finding that the Company’s motion failed to support the statutory elements necessary to prevail on such motion). At the February 17, 2023 hearing, the Court took into submission the Parties’ legal briefs and oral arguments. On March 22, 2023, the Court decided in favor of CBD/CNPS when the Judge signed CBD/CNPS’s proposed form of judgment, which included a full rescission of the Centennial project approvals previously issued by Los Angeles County. On May 26, 2023, the Company filed a Notice of Appeal with the Superior Court, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. The Court of Appeal held a hearing on April 3, 2025 for this matter, and it is anticipated that the Court of Appeal should deliver a written decision on or before July 2, 2025. During the appeal process the Superior Court’s order of the rescission of project approvals have been placed on hold.
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
12.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). In April 2017, the Company froze the Benefit Plan as it relates to future benefit accruals for participants. The Company does not expect to make contributions to the Benefit Plan in 2025.

Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At both March 31, 2025 and December 31, 2024, the investment mixes were approximately at 99% debt and 1% money market funds. The weighted-average discount rate used in determining the periodic pension cost is 5.60% in 2025 and 4.85% in 2024. The expected long-term rate of return on plan assets is 5.00% for both fiscal 2025 and 2024. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement expense for the Benefit Plan was as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
(Cost)/earnings components:
Interest cost	$(111)	$(104)
Expected return on plan assets	105	112
Net amortization and deferral	(14)	(14)
Total net periodic pension cost	$(20)	$(6)

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
The pension and retirement expense for the SERP was as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Cost components:
Interest cost	$(73)	$(69)
Net amortization and other	(11)	(13)
Total net periodic pension cost	$(84)	$(82)
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
The CODM considers budget-to-actual variances on a monthly basis for GAAP operating results when making decisions about allocating capital and personnel to the segments.

Information pertaining to operating results of the Company's reporting segments are as follows for each of the period end:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Revenues
Real estate - commercial/industrial	$2,754	$2,945
Mineral resources	2,595	2,489
Farming	1,556	865
Ranch operations	1,304	1,107
Segment revenues	8,209	7,406
Segment Operating Results
Real estate - commercial/industrial	2,065	2,531
Real estate - resort/residential	(386)	(1,561)
Mineral resources	510	373
Farming	(992)	(1,202)
Ranch operations	31	(120)
Segment operating results [1]	1,228	21
Reconciling items:
Investment income	346	685
Other loss, net	(76)	(70)
Corporate expenses	(4,236)	(2,492)
Loss from operations before income taxes	$(2,738)	$(1,856)

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
The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Commercial/industrial revenues	$2,754	$2,945
Equity in earnings of unconsolidated joint ventures	1,158	1,513
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	3,912	4,458
Operating expenses	737	829
General and administrative expenses [1]	868	870
Other expenses [2]	242	228
Commercial/industrial expenses	1,847	1,927
Operating results from commercial/industrial and unconsolidated joint ventures	$2,065	$2,531
[1] General and administrative expenses included compensation expense and overhead.
[2] The main components of the other expenses included tenant recoverable expenses and depreciation expenses.

Real Estate - Resort/Residential Development
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $386,000 and $1,561,000 for the three months ended March 31, 2025 and 2024, respectively. The expenses consisted of general and administrative expenses of $352,000, professional services of $21,000, and other expenses of $13,000 for the three months ended March 31, 2025. The main components of the other expenses included travel and entertainment expenses, and depreciation expenses.
Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Mineral resources revenues	$2,595	$2,489
Cost of sales of water	1,207	1,160
Other expenses[1]	878	956
Mineral resources expenses	2,085	2,116
Operating results from mineral resources	$510	$373
[1] The main components of the other expenses included general and administrative expenses and depreciation expenses.
Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Farming revenues	$1,556	$865
Cost of sales	1,300	949
Water holding costs	844	756
Other expenses[1]	404	362
Farming expenses	2,548	2,067
Operating results from farming	$(992)	$(1,202)
[1] The main components of the other expenses included general and administrative expenses and depreciation expenses.
Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses, such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Ranch operations revenues	$1,304	$1,107
Operating expenses	641	635
Compensation expenses	382	367
Other expenses[1]	250	225
Ranch operations expenses	1,273	1,227
Operating results from ranch operations	$31	$(120)
[1] The main components of the other expenses included amortization and depreciation expenses.

Information pertaining to identifiable assets of the Company’s reporting segments is as follows for the periods ended:

Identifiable Assets ($ in thousands)	March 31, 2025	December 31, 2024
Real estate - commercial/industrial	$109,504	$98,185
Real estate - resort/residential	332,417	330,513
Mineral resources	64,303	54,658
Farming	54,258	54,478
Ranch operations	2,594	2,658
Corporate	51,479	67,506
Total	$614,555	$607,998
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
Information pertaining to depreciation and amortization of the Company’s reporting segments is as follows for the periods ended:

Depreciation and Amortization	Three Months Ended March 31,
($ in thousands)	2025	2024
Real estate - commercial/industrial	$107	$106
Real estate - resort/residential	11	8
Mineral resources	344	344
Farming	368	368
Ranch operations	95	93
Corporate	90	87
Total	$1,015	$1,006
Information pertaining to capital expenditures of the Company’s reporting segments is as follows for the periods ended:

Capital Expenditures	Three Months Ended March 31,
($ in thousands)	2025	2024
Real estate - commercial/industrial	$13,543	$4,143
Real estate - resort/residential	1,664	1,946
Mineral resources	55	—
Farming	2,030	1,846
Ranch operations	44	177
Corporate	208	—
Total	$17,544	$8,112

14.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting, unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of March 31, 2025 was $29,646,000. The equity in the income of unconsolidated joint ventures was $1,158,000 for the three months ended March 31, 2025. The unconsolidated joint ventures have not been consolidated as of March 31, 2025, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments, as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components, such as fuel inventory and pricing at the facility. The Company's investment in this joint venture was $20,356,000 as of March 31, 2025.
•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks the United States. The Company partnered with Majestic to form five active 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of each joint venture. All outstanding debt attributed to our joint ventures with Majestic have met their respective debt covenants, and hence were not subject to an effective guarantee at March 31, 2025. For those investments in a deficit position, in accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
•On March 29, 2022, TRC-MRC 5 LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2023, and the joint venture has leased 100% of the rentable space. The joint venture refinanced the construction loan in February 2024 with a promissory note. The note matures on February 3, 2035, and had an outstanding balance of $52,605,000 as of March 31, 2025. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,853,000.
•On March 25, 2021, TRC-MRC 4 LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2022, and the joint venture has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $60,675,000 as of March 31, 2025. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $6,388,000.
•In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $32,489,000 as of March 31, 2025. The Company's investment in this joint venture was $216,000 as of March 31, 2025.
•In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, and was largely financed through a promissory note. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 3, 2028 and had an outstanding principal balance of $21,053,000 as of March 31, 2025. The building was 100% leased as of March 31, 2025. The Company's investment in this joint venture was $390,000 as of March 31, 2025.

•In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction in 2017. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $21,297,000 was outstanding as of March 31, 2025. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance in its investment of $834,000.
•TRC-DP 1, LLC - This joint venture was formed on October 4, 2024 with Dedeaux Properties to develop, manage, and operate an approximately 510,385 square foot industrial building at TRCC-East on land to be contributed by the Company in a future period. The Company's investment in this joint venture was $457,000 as of March 31, 2025.
•TRCC/Rock Outlet Center LLC – This joint venture was formed in 2013 with Rockefeller Group Development Corporation, or Rockefeller to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. At March 31, 2025, the Company’s equity investment balance in this joint venture was $8,227,000. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. The Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On August 16, 2023, the TRCC/Rock Outlet Center LLC joint venture successfully extended the maturity date of its term note with a financial institution from May 31, 2024 to June 30, 2025. In connection with the loan extension, the joint venture also reduced the outstanding amount by $6,000,000. As of March 31, 2025, the outstanding balance of the term note was $20,464,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – CFL is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of March 31, 2025, the Company owned 93.69% of CFL.
The Company’s investment balance in each of its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The variance represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of those assets.

Unaudited condensed statements of operations for the three months ended March 31, 2025 and 2024 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of March 31, 2025 and December 31, 2024 are as follows:

	Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$31,472	$34,499	$888	$1,406	$533	$843
TRCC/Rock Outlet Center, LLC[1]	1,650	1,832	(729)	(592)	(365)	(296)
TRC-MRC 1, LLC	1,283	865	438	184	219	92
TRC-MRC 2, LLC	1,820	1,482	1,077	1,110	538	555
TRC-MRC 3, LLC	1,121	1,108	247	217	123	109
TRC-MRC 4, LLC	1,936	1,773	209	278	105	139
TRC-MRC 5, LLC	1,698	1,572	9	142	5	71
Total	$40,980	$43,131	$2,139	$2,745	$1,158	$1,513

Centennial Founders, LLC	$—	$56	$(36)	$5	Consolidated

[1] Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.2 million and $0.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

	March 31, 2025				December 31, 2024
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity (Deficit)	Equity	Assets	Debt	Equity (Deficit)	Equity
Petro Travel Plaza Holdings, LLC	$73,047	$(11,602)	$54,459	$20,356	$73,558	$(11,793)	$53,571	$19,823
TRCC/Rock Outlet Center, LLC	53,888	(20,464)	32,103	8,227	54,533	(20,545)	32,832	8,592
TRC-MRC 1, LLC	24,559	(21,297)	2,629	—	24,539	(21,470)	2,591	—
TRC-MRC 2, LLC	22,268	(21,053)	1,270	390	21,552	(21,234)	768	77
TRC-MRC 3, LLC	34,568	(32,489)	2,115	216	34,436	(32,722)	2,529	142
TRC-MRC 4, LLC	48,957	(60,675)	(12,109)	—	49,118	(60,906)	(10,664)	—
TRC-MRC 5, LLC	49,607	(52,605)	(1,879)	—	49,556	(52,795)	(643)	—
TRC-DP1, LLC	—	—	—	457	—	—	—	346
Total	$306,894	$(220,185)	$78,588	$29,646	$307,292	$(221,465)	$80,984	$28,980

Centennial Founders, LLC	$107,530	$—	$107,280	***	$107,015	$—	$106,766	***

*** Centennial Founders, LLC, is consolidated within the Company's financial statements.

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
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2085. Under the contracts, the Company is entitled to annual water for 5,487 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's former Executive Vice President and Chief Operating Officer, Allen Lyda, is one of nine directors at WRMWSD. Mr. Lyda retired from the Company on March 1, 2025. As of March 31, 2025, the Company paid $2,521,000 for these water contracts and related costs.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio, olives and grape industries, the future plantings of permanent crops, future yields, prices and water availability for the Company's crops and real estate operations, future prices, production and demand for oil and other minerals, future development of the Company's property, future revenue and income of its jointly-owned travel plaza and other joint venture operations, the adequacy of future cash flows to fund our operations, future revenue and income residential leasing, the adequacy of current assets and contracts to meet our water and other commitments, market value risks associated with investment and risk management activities and with respect to inventory and accounts receivable, our outstanding indebtedness, ongoing negotiations and other future events and conditions. In some cases, these statements are identifiable through use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process” and “well-positioned.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance, are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market, geopolitical and economic forces, availability of financing for land development activities, and competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for several reasons, including those described above and in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K.
OVERVIEW
We are a diversified real estate development and agribusiness company committed to creating value for our shareholders by responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians. In support of these objectives, we have been investing in land planning and entitlement activities for new commercial/industrial and resort/residential land developments and in infrastructure improvements within our active industrial development. Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield.
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the strategic improvement and monetization of our land-based assets. A key element of our strategy is the entitlement and development of large-scale mixed-use master planned residential and commercial/industrial real estate projects that address the evolving housing and infrastructure needs of Southern and Central California. Our long-term development track record, combined with deliberate capital allocation and stakeholder engagement, positions us to unlock the full potential of these unique assets. An active example of this strategy is the TRCC master planned community, which was entitled and prevailed in litigation in 2007, the project has been under continuous development ever since.

Our future master planned communities include up to 35,278 housing units, and more than 35 million square feet of commercial space in aggregate. Two of our master planned communities have already obtained their entitlements and have successfully defended litigation. First, we have obtained entitlements on MV and prevailed in litigation in 2012, and subsequently received the first approved final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses. Second, Grapevine at Tejon Ranch, or Grapevine, was reapproved unanimously by the Kern County Board of Supervisors in 2019 and prevailed in litigation in 2021. Centennial at Tejon Ranch, or Centennial, had entitlements approved in 2019 by the Los Angeles County Board of Supervisors. These approvals were litigated in two lawsuits filed in Los Angeles County Superior Court in May 2019 and we have since worked on defending and addressing the ongoing litigation, including considering all options to address the Superior Court’s January 2022 decision and the Superior Court’s March 22, 2023 final judgment. On May 26, 2023, we filed a Notice of Appeal, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. The Court of Appeal held a hearing on April 3, 2025 for this matter, and it is anticipated that the Court of Appeal should deliver a written decision on or before July 2, 2025. During the appeals process the Superior Court’s order of the rescission of project approvals has been placed on hold. See Note 11 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for additional information regarding the Centennial litigation.

At our fully operational mixed-use master planned community, TRCC, we are currently executing on value creation as we are actively engaged in construction, commercial sales, and leasing. In the second quarter of 2025, our real estate operations are expanding to include residential leasing with the launch of Terra Vista at Tejon, our multi-family project that began development in 2024. Leasing is expected to commence in May, marking a key milestone in diversifying our portfolio and enhancing long-term recurring revenue streams.
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
At the heart of the commercial/industrial real estate development segment is TRCC, a 20 million square foot mixed-use development on Interstate 5 just north of the Los Angeles basin. TRCC continues to serve as a model for long-term value creation, having generated more than $110 million in cumulative cash flow from commercial and industrial development since 2000. With the upcoming launch of Terra Vista at Tejon, TRCC is now evolving into a vibrant residential and employment hub, enhancing the interconnectivity of our mixed-use master planned community strategy. Over eight million square feet of industrial, commercial and retail space has already been developed or is under development, including distribution centers for IKEA, Caterpillar, Nestlé, Famous Footwear, L'Oreal, Camping World, Sunrise Brands, Dollar General and RectorSeal. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the West Coast’s principal north-south goods movement corridor.
We are also involved in multiple joint ventures within TRCC with several partners that help us expand our commercial/industrial business activities:
•A joint venture with TravelCenters of America that owns and operates two travel and truck stop facilities, comprised of five separate gas stations with convenience stores and fast-food restaurants within TRCC-West and TRCC-East.
•A joint venture, TRCC/Rock Outlet Center LLC, with Rockefeller Group Development Corporation, or Rockefeller which operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience in TRCC-East.
•Five joint ventures with Majestic Realty Co., or Majestic, to develop, manage, and operate five industrial buildings comprising of 2.8 million square feet of industrial space all within TRCC and all fully leased.
•On October 4, 2024, we entered into a joint venture with Dedeaux Properties to develop, manage, and operate an industrial building of 510,385 square feet of space.
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. Our active developments within this segment are MV, Centennial, and Grapevine, with Grapevine North representing a fourth opportunity in this segment. Our master planned communities represent long-term value drivers for the Company. By leveraging a strong track record of obtaining and defending entitlements in California’s complex regulatory environment, we are building the foundation for future recurring revenue generation while preserving optionality across our land portfolio.
•MV encompasses a total of 26,417 acres, of which 5,082 acres are approved to be used for a master planned community development that will include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space;
•The Centennial development is a master planned community development encompassing 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes and 10.1 million square feet of commercial development, including nearly 3,500 affordable units. See Note 11 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for additional information related to current litigation;
•Grapevine is an 8,010-acre development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Upon completion of Grapevine, this master planned community is expected to include 12,000 homes, 5.1 million square feet of commercial development, and more than 3,367 acres of open space and parks; and

•Immediately northeast of Grapevine is Grapevine North, a 7,655-acre development area, which is currently used for agricultural purposes. Identified as a development area in the RWA, Grapevine North presents a significant opportunity for future development. Grapevine North may feature mixed-use community development similar to Grapevine at Tejon Ranch, or other development uses as appropriate based upon market conditions at the time. The Company is not currently pursuing entitlements for Grapevine North.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, for a more detailed description of our active developments within the resort/residential real estate development segment.
Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement Company of California Inc., and water sales.
The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios. As part of our crop segmentation strategy within the farming division, we have initiated the planting of an olive orchard to diversify our commodity portfolio and better position the Company for shifts in market conditions.
Lastly, the ranch operations segment consists of game management revenues and ancillary land uses such as grazing leases and filming.
Summary of First Quarter 2025 Performance
For the three months ended March 31, 2025, we had a net loss attributable to common stockholders of $1,464,000 compared to a net loss attributable to common stockholders of $914,000 for the three months ended March 31, 2024. The primary driver of this $550,000 increase in net loss was an increase of $1,083,000 in professional and consulting fees incurred to defend the Company and its long-term strategy from a dissident proxy campaign that required significant engagement with shareholders and external advisors. Equity in earnings from the unconsolidated joint ventures decreased by $355,000, primarily related to the decreased fuel sales volume from our TA/Petro joint venture. The above increases to net loss were partially offset by a decrease in professional service fees within the resort/residential segment of $1,175,000 compared with the prior year period.
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
During the three months ended March 31, 2025, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for a discussion regarding newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately, to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation, as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,125	$1,187	$(62)	(5)%
TRCC Leasing	409	434	(25)	(6)%
TRCC management fees and reimbursements	244	308	(64)	(21)%
Commercial leases	162	161	1	1%
Communication leases	310	256	54	21%
Landscaping services and other services	504	599	(95)	(16)%
Total commercial/industrial revenues	$2,754	$2,945	$(191)	(6)%
Operating expenses	737	829	(92)	(11)%
General and administrative expenses [1]	868	870	(2)	—%
Other expenses [2]	242	228	14	6%
Total commercial/industrial expenses	$1,847	$1,927	$(80)	(4)%
Operating income from commercial/industrial	$907	$1,018	$(111)	(11)%
[1] General and administrative expenses included compensation expense and overhead.
[2] The main components of the other expenses included tenant recoverable expenses and depreciation expenses.

•Commercial/industrial real estate development segment revenues were $2,754,000 for the three months ended March 31, 2025, a decrease of $191,000, or 6%, from $2,945,000 for the three months ended March 31, 2024. The decrease was primarily attributable to a reduction in landscaping and other revenue of $95,000 due to a lower amount of landscape maintenance service provided compared to the prior year quarter, and a $64,000 decrease in TRCC management fees, as no development fee was recognized during the current quarter given the absence of commercial buildings under construction. Additionally, Pastoria Energy Facility revenues decreased by $62,000 during the period due to lower spark spread payments for the period.
•Commercial/industrial real estate development segment expenses were $1,847,000 for the three months ended March 31, 2025, a decrease of $80,000, or 4%, from $1,927,000 for the three months ended March 31, 2024. The decrease was attributable to lower operating expenses of $92,000 and tenant recoverable expenses of $14,000, partially offset by an additional $2,000 of general and administrative expenses incurred during the quarter.
The logistics operators currently located at TRCC have proven effective in serving customers throughout California and the broader western United States, and their success is prominently featured in our marketing efforts. We plan to continue focusing our marketing strategy for TRCC on the site's strategic labor and logistics advantages, the pro-business environment of Kern County, and the demonstrated success of existing tenants and property owners within the development. Our location fits within the logistics model that many companies are using, which favors large, centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies, rather than many decentralized smaller distribution centers. The world-class logistics operators located within TRCC have demonstrated success through utilization of this model. With access to markets of over 40 million people for next-day delivery service, they are also demonstrating success with e-commerce fulfillment.
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

We believe the FTZ and AKIP, along with our ability to provide fully entitled, shovel-ready land parcels to support buildings of any size, including buildings one million square feet or larger, provide us with a marketing advantage. Our marketing efforts target the Inland Empire region of Southern California, the Santa Clarita Valley of northern Los Angeles County, the northern part of the San Fernando Valley (due to the limited availability of new product and high real estate costs in these locations), and the San Joaquin Valley of California. We continue to analyze the market and evaluate expansions of industrial buildings for lease either on our own or in partnerships, as we have done with the buildings developed within our joint ventures.
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
During the quarter ended March 31, 2025, vacancy rates in the Inland Empire declined by 50 basis points to 6.3% as the construction pipeline remains relatively slow. Average asking rents continued to decline for the seventh consecutive quarter to $1.10. The San Fernando Valley and Ventura County industrial markets ended an eight-quarter streak of rising vacancy. Vacancy decreased by 30 basis points to 2.2% in San Fernando Valley and by 10 basis points to 2.1% in Ventura County, with both regions recording positive net absorption. Average asking rent experienced a slight quarter-over-quarter decline in the San Fernando Valley, dropping $0.01 to $1.53, while Ventura posted an increase to $1.24. See below for the vacancy rates and average asking rent of Inland Empire, San Fernando Valley and Ventura County.

	Vacancy Rates			Average Asking Rent
	March 31, 2025	December 31, 2024	March 31, 2024	March 31, 2025	December 31, 2024	March 31, 2024

Inland Empire	6.3%	6.8%	6.2%	1.10	1.15	1.40
San Fernando Valley and Ventura County	2.2%	2.4%	1.5%	1.44	1.42	1.54
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
The actual timing and completion of development is difficult to predict, due to the uncertainties of the market. Infrastructure development and marketing activities and costs could continue to increase over several years, as we develop our land holdings. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future land sales are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial and industrial properties. Industrial land prices have increased at TRCC since 2000 from $0.57 per square foot to $9.00 per square foot which is a 1,479% increase, demonstrating the consistent increase in demand and maturation of TRCC. Industrial rents have increased 236% over the past eight-year period starting at $0.25 per square foot in 2017.
Real Estate – Resort/Residential:
We are in the preliminary stages of property development; hence, no revenues or profits are attributed to this segment.
Resort/residential real estate development segment expenses were $386,000 for the three months ended March 31, 2025, a decrease of $1,175,000 from $1,561,000 for the three months ended March 31, 2024. This decrease was primarily attributable to a decrease of $1,252,000 of professional service fees and planning cost related to capital efforts tied to our master planned communities due to a one-time retainer fee paid in the first quarter of 2024. In 2025, the retainer fee negotiated is $238,000 for the first two quarters of 2025, then reduced to $138,000 for the third and fourth quarters. The current period expenses consisted of general and administrative expenses of $352,000, professional services of $21,000 and other expenses of $13,000 for the three months ended March 31, 2025. The main components of the other expenses included travel and entertainment expenses and depreciation expenses.

Our long-term business strategy to develop the master-planned communities of MV, Centennial, and Grapevine remains unchanged. We believe that the long-term macroeconomic fundamentals, particularly California’s large population base and continued household formation as well as the demographic migration to the suburban and exurban periphery of Los Angeles and Kern Counties, will support sustained housing demand in our region. Additionally, California’s well-documented housing shortage reinforces the need for thoughtfully planned residential development, and we believe our communities are well-positioned to help address this shortfall. Accordingly, the majority of expenditures and capital investments within our resort/residential real estate segment are expected to remain focused on these three communities.
As we move forward with our master planned communities, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, and/or our issuance of additional common stock.
Mineral Resources:

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Mineral resources revenues
Oil and gas	$196	$205	$(9)	(4)%
Cement	444	531	(87)	(16)%
Rock aggregate	273	253	20	8%
Exploration leases	—	1	(1)	(100)%
Water sales	1,468	1,363	105	8%
Reimbursables and other	214	136	78	57%
Total mineral resources revenues	$2,595	$2,489	$106	4%
Cost of sales of water	1,207	1,160	47	4%
Other expenses[1]	878	956	(78)	(8)%
Total mineral resources expenses	$2,085	$2,116	$(31)	(1)%
Operating income from mineral resources	$510	$373	$137	37%
[1] The main components of the other expenses included general and administrative expenses and depreciation expenses.

•Mineral resources segment revenues were $2,595,000 for the three months ended March 31, 2025, representing an increase of $106,000, or 4%, compared to $2,489,000 for the three months ended March 31, 2024. The increase was primarily driven by a $105,000 increase in water sales revenue, attributed to a higher price per acre-foot, and a $78,000 increase in reimbursable and other revenues. The increases were partially offset by an $87,000 decline in cement royalties, attributed to lower production volumes during the quarter.
•Mineral resources segment expenses were $2,085,000 for the three months ended March 31, 2025, a decrease of $31,000, or 1%, from $2,116,000 for the three months ended March 31, 2024. The decrease was primarily associated with lower general and administrative expenses, namely professional services fees, partially offset by higher water cost of sales of $47,000 recognized during the quarter.
As anticipated regulatory changes related to groundwater management in California emerge, such as potential limits on groundwater pumping, we believe our water assets will become increasingly important and valuable. These assets include our water banking operations, groundwater recharge programs, and access to water supply contracts, such as those we have acquired in prior periods. We expect these resources will continue to play a critical role in supporting our development projects and may also present opportunities for water sales to third parties.
All SWP water contracts require annual payments related to the fixed and variable costs of the SWP and each water district, whether or not water is used or available. In addition to surface water supplies, the Company has access to adjudicated groundwater rights, including an annual allocation of 1,634 acre-feet in the Antelope Valley Basin. Portions of our property also have available groundwater, which the Company believes are sufficient to support its commercial development plans along the Interstate 5 corridor and its ongoing agricultural operations.

In Kern County, the Company’s lands span three groundwater basins governed by the Sustainable Groundwater Management Act (SGMA): the Kern Subbasin, the White Wolf Subbasin, and the Castac Basin. Approximately 9% of the Company's Kern County land is within the Kern Subbasin and is primarily used for grazing with minimal water use. In contrast, the White Wolf Subbasin is being sustainably managed, with an approved GSP requiring only minor corrections, while the Castac Basin is a low-priority basin with no anticipated restrictions. The Company believes its diverse mix of surface water supplies, adjudicated groundwater rights, and banked water positions it well to navigate evolving regulatory frameworks and meet future water needs.
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
Farming:

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Farming revenues
Almonds	$1,472	$740	$732	99%
Pistachios	(10)	—	(10)	100%
Hay	—	56	(56)	(100)%
Other	94	69	25	36%
Total farming revenues	$1,556	$865	$691	80%
Cost of sales	1,300	949	351	37%
Water holding costs	844	756	88	12%
Other expenses[1]	404	362	42	12%
Total farming expenses	$2,548	$2,067	$481	23%
Operating (loss) income from farming	$(992)	$(1,202)	$210	(17)%
[1] The main components of the other expenses included general and administrative expenses and depreciation expenses.
•Farming segment revenues totaled $1,556,000 for the three months ended March 31, 2025, representing an increase of $691,000, or 80%, from $865,000 for the same period in 2024. The increase was primarily driven by a $732,000 increase in almond sales revenue, attributed to both higher average pricing and a greater volume of crop available for sale. During the three months ended March 31, 2025, we sold approximately 571,000 pounds of almonds, compared to 381,000 pounds in the prior period. This increase was partially offset by a decrease in hay revenue, reflecting the Company's strategic decision to scale back its hay operations during the current period.
•Farming segment expenses were $2,548,000 for the three months ended March 31, 2025, an increase of $481,000, or 23%, from $2,067,000 during the same period in 2024. This increase was primarily due to an increase of $351,000 in almond cost of sales recognized in the period associated with higher crop sales volume. Additionally, water holding costs increased by $88,000.
Our almond, pistachio, and wine grape crop sales are subject to significant seasonality, with the majority of sales typically occurring during the third and fourth quarters of the year. Almonds and pistachios are generally sold at prevailing market prices, while wine grapes are sold under contracted pricing arrangements with wineries. It is too early in the production cycle for 2025 to have a subjective estimate of potential production for almonds, grapes, and pistachios. In 2025, the Company's crop segmentation in its farming division will include the planting of an olive orchard, diversifying the Company's commodity products and best positioning the Company for market changes.

The USDA's Subjective Forecast for the 2025 California almond crop is scheduled to be released on May 12, 2025, and will provide the first official estimate of the upcoming harvest. In the absence of this forecast, industry sources have identified several factors that may influence 2025 almond production levels. Pollination challenges have emerged due to significant reported honeybee colony losses, with estimates indicating a shortage of hives required for adequate almond pollination. This shortfall may adversely impact crop yields for the 2025 growing season. In addition, recent announcements of new tariff measures by the U.S. government have raised concerns about potential retaliatory trade actions from key export markets, including the European Union, India, and China. These trade uncertainties could affect export demand and exert downward pressure on almond pricing for the 2025 crop year.

Weather conditions can also impact the number of tree and vine dormant hours, which are integral to tree and vine growth. In early 2025, California farmers faced a warm winter that led to insufficient chill accumulation, particularly affecting pistachio orchards. Additionally, late winter and early spring rainstorms disrupted various farming activities, including pesticide applications. These delays may impact crop management schedules, but the full effect on production won't be clear until later in the summer.
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
Ranch Operations:

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Ranch operations revenues
Game management and other [1]	$731	$565	$166	29%
Grazing	573	542	31	6%
Total ranch operations revenues	$1,304	$1,107	$197	18%
Operating expenses	641	635	6	1%
Compensation expenses	382	367	15	4%
Other expenses[2]	250	225	25	11%
Total ranch operations expenses	$1,273	$1,227	$46	4%
Operating income (loss) from ranch operations	$31	$(120)	$151	126%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
[2] The main components of the other expenses included amortization and depreciation expenses.
•Ranch operations revenues were $1,304,000 for the three months ended March 31, 2025, an increase of $197,000, or 18%, from $1,107,000 for the same period in 2024. The increase was attributable to an increase in game management and other revenue of $166,000, mainly attributable to improved revenue of guided hunts as well as higher revenue recognized from our High Desert Hunt Club, and an increase in grazing lease revenues of $31,000 due to improved pasture levels.
•Ranch operations expenses were $1,273,000 for the three months ended March 31, 2025, an increase of $46,000, or 4%, from $1,227,000 for the same period in 2024.
Corporate and Other:
Corporate general and administrative costs were $4,236,000 for the three months ended March 31, 2025, an increase of $1,744,000, from $2,492,000 for the same period in 2024. The increase was primarily attributable to the additional professional fees and consulting expenses incurred during the period of $1,083,000 to defend the Company and its long-term strategy from a dissident proxy campaign that required significant engagement with shareholders and external advisors. Additionally, the Company incurred an increase of $507,000 of higher compensation expenses over the comparative period due to prorated bonus earned by an outgoing executive in connection with his retirement on March 31, 2025. The main components of the 2025 corporate expenses included salaries and compensation expenses of $2,668,000 and other expenses of $1,568,000. Other expenses include professional services fees, licenses and fees, and depreciation expenses.
Total other income was $270,000 for the three months ended March 31, 2025, a decrease of $345,000 from $615,000 for the same period in 2024, primarily due to lower investment income as a result of a reduction in marketable securities.

Joint Ventures:

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$533	$843	$(310)	(37)%
TRCC/Rock Outlet Center, LLC	(365)	(296)	(69)	(23)%
TRC-MRC 1, LLC	219	92	127	138%
TRC-MRC 2, LLC	538	555	(17)	(3)%
TRC-MRC 3, LLC	123	109	14	13%
TRC-MRC 4, LLC	105	139	(34)	24%
TRC-MRC 5, LLC	5	71	(66)	93%
Total equity in earnings	$1,158	$1,513	$(355)	(23)%

•Equity in earnings was $1,158,000 for the three months ended March 31, 2025, a decrease of $355,000, from $1,513,000 during the same period in 2024. The decrease was primarily attributable to a decrease in equity in earnings recorded for the TA/Petro joint venture of $310,000 as a result of lower fuel sales volumes. We also recognized a decrease in equity in earnings from our TRC-MRC 5, LLC joint venture of $66,000 due to an increase in the property tax expenses over the comparative period. These decreases were partially offset by a $127,000 increase in earnings from our TRC-MRC 1, LLC joint venture due to higher revenue recognized from the lease with a new tenant at a higher lease rate beginning May 2024.
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
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. For further discussion, please refer to Note 11 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.
Income Taxes
For the three months ended March 31, 2025, we had an income tax benefit of $1,272,000 compared to $942,000 for the three months ended March 31, 2024. The effective tax rates approximated 46% and 51% for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had income taxes receivable of $2,520,000. We classify interest and penalties incurred on tax payments as income tax expenses. Our effective tax rates differ from statutory rates primarily because of permanent differences related to Internal Revenue Code Section 162(m). The Internal Revenue Code Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
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
To enhance long-term shareholder value, we expect to continue allocating capital toward vertical development within our active commercial and industrial portfolio, including construction on Terra Vista at Tejon, our new multi-family apartment community located immediately adjacent to the Outlets at Tejon. The majority of our capital investment is expected to remain concentrated at TRCC, where we are expanding the footprint of our commercial and industrial operations through vertical development, infrastructure improvements, and the construction of assets intended for lease.

We will also invest, as needed, across our real estate segments to secure land entitlement approvals, ensure access to adequate water supplies, and support general land development activities. In our farming segment, we plan to invest selectively in operational improvements and capacity enhancements when supported by market conditions and expected profitability.
Our cash, cash equivalents and marketable securities totaled approximately $32,931,000 as of March 31, 2025, a decrease of $20,777,000 from $53,708,000 as of December 31, 2024, due primarily to funding of construction on the Terra Vista at Tejon multi-family apartment community.
The following table shows our cash flow activities for the three months ended March 31,

(in thousands)	2025	2024
Operating activities	$(1,345)	$777
Investing activities	$(32,650)	$3,074
Financing activities	$7,010	$(206)

Operating Activities
During the first three months of 2025, our operations used $1,345,000, largely attributable to cash used to settle our current liabilities balance including liability classified stock compensation awards of $1,831,000.
During the first three months of 2024, our operations provided $777,000 primarily as a result of collection of accounts receivable, offset by increases in inventories and prepaid expenses, and our net loss from operations.
Investing Activities
During the first three months of 2025, investing activities used $32,650,000. The increase in investing activities is primarily related to the construction of Terra Vista at Tejon, and we expect the costs to continue throughout 2025 for the first phase of this multi-family project.
We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $17,544,000 for real estate development. At TRCC, we spent $11,586,000 of construction cost on Terra Visa at Tejon and $1,957,000 on infrastructure improvements at TRCC-East. We also spent $543,000 and $346,000 on permitting efforts for MV and Grapevine, respectively, and $775,000 on litigation defense for Centennial. Within our farming segment, we spent $2,030,000, which included cultural costs for orchards currently classified as under development and replacement of machinery and equipment. Additionally, we used $9,018,000 to acquire water assets. We had marketable securities of $15,280,000 that matured, and we reinvested $21,410,000. Lastly, we received proceeds of $142,000 from joint venture distributions.
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
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2025 is primarily related to our real estate projects. These estimated investments include approximately $18,071,000 of construction costs for the Terra Vista at Tejon multi-family project phase 1 development and $8,706,000 of infrastructure development at TRCC-East to support the continued commercial retail and industrial development, water treatment system improvements, and expansion of the wastewater treatment plant for future anticipated absorption. We also expect to invest up to $6,927,000 for land planning, litigation/appeals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2025.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2025 and 2024, was $594,000 and $968,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects, which aggregated $700,000 and $547,000 for the three months ended March 31, 2025 and 2024, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first three months of 2025, financing activities provided $7,010,000, which was attributable to borrowings on the line of credit of $7,500,000 to fund construction projects and other ongoing development such as Terra Vista and TRCC infrastructure, partially offset by the tax payments on vested share grants of $490,000.
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
We regularly evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and/or the incurrence of additional debt.
Capital Structure and Financial Condition
At March 31, 2025, total capitalization at book value was $562,280,000, consisting of $74,442,000 of debt and $487,838,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 13.2%.
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

The interest rate per annum applicable to the Revolving Credit Facility is one-month term SOFR plus an interest rate spread that is based on TRC’s consolidated net liabilities to equity ratio (NLER). The interest rate spread for the NLER has three tiers: (1) 2.75% if the NLER is 55% or more; (2) 2.5% if the NLER is between 35% and less than 55%; and (3) 2.25% if the NLER is less than 35%. The interest rate spread in the previous sentence may effectively be reduced by applying a patronage credit for TRC’s participation in the farm credit program, which patronage credit historically has been (for reference and information purposes only and not as a guarantee of future patronage credit) between 100-125 basis points. The Administrative Agent pays the patronage credit annually in the form of a dividend. As of March 31, 2025, the Company's NLER was in tier 3, or less than 35%, and the applicable interest rate spread was 2.25%. We received partial patronage credit in February 2025 of $420,000 which represents 125 basis points from the primary lender and we received the remaining patronage credit in March 2025 for $202,000 which represents 100 basis point from the other participating lenders.
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
At March 31, 2025 and December 31, 2024, we were in compliance with all financial covenants.
We expect that current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, distributions from joint ventures, proceeds from the sale of developed and undeveloped land parcels, potential sales of assets, additional use of debt or drawdowns against our line of credit, proceeds from the reimbursement of public infrastructure costs through CFD bond debt (described below under “Off-Balance Sheet Arrangements”), and/or issuance of additional common stock.
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
We had a strong liquidity position at March 31, 2025 with $32,931,000 in cash and securities and $85,558,000 available on our RLC to meet any short-term liquidity needs. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
We continue to expect that substantial investments will be required to develop our land assets. To meet these capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we can use other capital alternatives, such as joint ventures with financial partners, sales of assets, and/or the issuance of common stock. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements in the near term as described earlier in the cash flow and liquidity discussions.

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of March 31, 2025, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less		Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$1,473,304	$5,950		$29,942	$31,766	$1,405,646	2
Revolving line-of-credit	74,442	—		—	74,442	—
Cash contract commitments	28,886	27,297	1	518	—	1,071
Defined Benefit Plan	5,490	484		1,000	995	3,011
SERP	5,247	580		1,134	1,090	2,443
Total contractual obligations	$1,587,369	$34,311		$32,594	$108,293	$1,412,171
[1] Amount primarily represents our contractual commitments related to our multifamily development.
[2] Amount represents Nickel Family water contract payments through 2044 and SWP contract payments through 2085, assuming 3% of escalation on payment each year. For the most significant component, the WRMWSD contract payment, we used an average of the actual water payments for the past five years (2020-2024) as base year, or $5.42 million, escalating 3% each year, to derive at the number disclosed.

The table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases that are made in the ordinary course of business.
Estimated water payments include the Nickel Family, LLC water contract, which obligates us to purchase 6,693 acre-feet of water annually through 2044 and SWP contracts with WRMWSD, TCWD, Tulare Lake Basin Water Storage District, and Dudley-Ridge Water Storage District. These contracts for the supply of future water run through 2085. Please refer to Note 5 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding water assets.
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
As discussed in Note 12 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from us to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from us that are in the SERP program. We don't expect to make contributions in 2025.
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
As of March 31, 2025, aggregate outstanding debt of unconsolidated joint ventures was $220,185,000; $20,464,000 of this debt was attributable to the loan for TRCC/Rock Outlet joint venture. This loan was 100% guaranteed at March 31, 2025. All other outstanding debt attributed to our joint ventures have met their respective debt covenants, and hence were not subject to an effective guarantee at March 31, 2025. We do not provide a guarantee on the $11,602,000 of debt related to our joint venture with TA/Petro.

Non-GAAP Financial Measures
EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance. We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis, before the effects of taxes, depreciation and amortization, and stock compensation expense. By excluding interest expense and income, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other companies without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. In addition, the Company excludes other items impacting comparability to provide a clearer understanding of its core operating performance. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net (loss) income or cash flows from operations as defined by GAAP. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net loss	$(1,466)	$(914)
Net loss attributable to non-controlling interest	(2)	—
Interest, net
Consolidated	(346)	(685)
Our share of interest expense from unconsolidated joint ventures	1,462	1,543
Total interest, net	1,116	858
Income tax benefit	(1,272)	(942)
Depreciation and amortization:
Consolidated	1,015	1,006
Our share of depreciation and amortization from unconsolidated joint ventures	1,695	1,607
Total depreciation and amortization	2,710	2,613
EBITDA	1,090	1,615
Stock compensation expense	666	513
Items impacting comparability:
Shareholder activism expense [1]	1,083	—
Adjusted EBITDA	$2,839	$2,128
[1] Represents advisory fees related to shareholder activism matters.

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

	Three Months Ended March 31,
($ in thousands)	2025	2024
Commercial/Industrial operating income	$907	$1,018
Plus: Commercial/Industrial depreciation and amortization	107	105
Plus: General, administrative, cost of sales and other expenses	1,516	1,620
Less: Other revenues including land sales	(663)	(870)
Total Commercial/Industrial net operating income	$1,867	$1,873

($ in thousands)	Three Months Ended March 31,
Net operating income	2025	2024
Pastoria Energy Facility	$1,172	$1,225
TRCC	277	312
Communication leases	303	246
Other commercial leases	115	90
Total Commercial/Industrial net operating income	$1,867	$1,873
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

	Three Months Ended March 31,
($ in thousands)	2025	2024
Earnings of unconsolidated joint ventures	$2,139	$2,745
Interest expense of unconsolidated joint ventures	2,885	3,043
Operating income of unconsolidated joint ventures	5,024	5,788
Depreciation and amortization of unconsolidated joint ventures	3,226	3,064
Net operating income of unconsolidated joint ventures	$8,250	$8,852

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
Our current RCL has a $74,442,000 outstanding balance. The interest rate on this line of credit can float at a rate equal to one-month term SOFR plus 2.25%, before patronage, for an effective rate of 6.60% at March 31, 2025. During the term of this RCL (which matures in January 2029), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary outstanding balances.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2025
(In thousands except percentage data)

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Assets:
Marketable securities	$13,439	$6,477	$737	$—	$—	$—	$20,653	$20,649
Weighted average interest rate	4.47%	4.03%	4.36%	—%	—%	—%	4.33%
Liabilities:
Revolving line-of-credit	$—	$—	$—	$—	$74,442	$—	$74,442	$74,442
Weighted average interest rate[1]	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%. The all-in rate was 6.60% as of March 31, 2025, before patronage.

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
[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%. The all-in rate was 6.85% as of December 31, 2024, before patronage.
Commodity Price Exposure
Farming inventories and accounts receivable are exposed to adverse price fluctuations. Farming inventories consist of farming, cultural, and processing costs associated with crop production. Farming inventory costs are recorded as incurred. Historically, these costs have been recovered through crop sales occurring after harvest.
As of March 31, 2025, there were no receivables that were subject to commodity price fluctuations given there was no pistachio yield in 2024.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None
(b) Not applicable.
(c) None.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.4	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20

10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders, LLC Redemption and Withdrawal Agreement - Lewis Tejon Member	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.47	*Executive Severance Agreement - Executive Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	FN 42
10.52	Credit Agreement Between Tejon Ranchcorp and Bank of America, N.A.	FN 43
10.53	Executive Officer Severance Agreement – Marc Hardy	FN 44
10.54	Credit Agreement Between Tejon Ranchcorp and AgWest Farm Credit, PCA	FN 45
10.55	Consulting Letter Agreement between Tejon Ranch Co. and Gregory S. Bielli	FN 46
10.56	Limited Liability Company Agreement of TRC-DP 1, LLC	FN 47
10.57	*Compensatory Agreement approved by the Board on February 10, 2025, by and among Tejon Ranch Co. and Matthew H. Walker	FN 48
10.58	Support Agreement, by and between Tejon Ranch Co. and Nitor Capital Management, LLC, dated November 4, 2024	FN 49
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2023, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the period ended March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.

FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.
FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 42	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022, is incorporated herein by reference.
FN 43	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.52 to our Quarterly Report on Form 10-Q for the period ended September 30, 2022, is incorporated herein by reference.
FN 44	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.53 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023, is incorporated herein by reference.
FN 45	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 20, 2023, is incorporated herein by reference.
FN 46	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on March 26, 2024, is incorporated herein by reference.
FN 47	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.56 to our Quarterly Report on Form 10-Q for the period ended September 30, 2024, is incorporated herein by reference.
FN 48	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on February 11, 2025, is incorporated herein by reference.
FN 49	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 8, 2024, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

May 8, 2025	/s/ Matthew H. Walker
Date	Matthew H. Walker
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2025	/s/ Brett A. Brown
Date	Brett A. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 8, 2025	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)