Form 10-Q
period 2025-06-30
TEJON RANCH CO
filed 2025-08-07
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on July 31, 2025 was 26,893,955.

TEJON RANCH CO. AND SUBSIDIARIES

Glossary

The following initialisms or acronyms may be used in this document and shall be defined as set forth below:

AKIP	Advance Kern Incentive Program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVEK	Antelope Valley East Kern Water Agency
CFL	Centennial Founders, LLC
CBD	Center for Biological Diversity
CEQA	California Environmental Quality Act
CFD	Community Facilities District
CNPS	California Native Plant Society
EBITDA	Earnings Before Interest Taxes Depreciation and Amortization
EIR	Environmental Impact Report
FASB	Financial Accounting Standards Board
FTZ	Foreign Trade Zone
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
GSP	Groundwater Sustainability Plan
MV	Mountain Village at Tejon Ranch
NOI	Net Operating Income
NLER	Net Liabilities to Equity Ratio
PEF	Pastoria Energy Facility, LLC
RCL	Revolving Credit Line
RWA	Tejon Ranch Conservation and Land Use Agreement, a.k.a. Ranch Wide Agreement
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SWP	State Water Project
TA/Petro	Petro Travel Plaza Holdings, LLC
TCWD	Tejon-Castac Water District
TRC	Tejon Ranch Co.
TRCC	Tejon Ranch Commerce Center
TRPFFA	Tejon Ranch Public Facilities Financing Authority
WRMWSD	Wheeler Ridge Maricopa Water Storage District

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,500	$39,267
Marketable securities - available-for-sale	17,554	14,441
Accounts receivable	1,759	7,916
Inventories	8,681	3,972
Prepaid expenses and other current assets	2,770	3,806
Total current assets	33,264	69,402
Real estate and improvements - held for lease, net	40,762	16,253
Real estate development (includes $126,009 at June 30, 2025 and $124,136 at December 31, 2024, attributable to CFL (Note 14))	384,035	377,905
Property and equipment, net	58,792	56,387
Investments in unconsolidated joint ventures	31,264	28,980
Net investment in water assets	65,480	55,091
Other assets	4,944	3,980
TOTAL ASSETS	$618,541	$607,998

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$10,052	$9,085
Accrued liabilities and other	2,373	5,549
Deferred income	2,397	2,162
Total current liabilities	14,822	16,796
Revolving line of credit	81,942	66,942
Long-term deferred gains	10,851	11,447
Deferred tax liability	9,024	9,059
Other liabilities	15,011	14,798
Total liabilities	131,650	119,042
Commitments and contingencies (Note 11)
Equity:
Tejon Ranch Co. stockholders’ equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,880,668 at June 30, 2025 and 26,822,768 at December 31, 2024	13,441	13,412
Additional paid-in capital	349,592	348,497
Accumulated other comprehensive income	77	87
Retained earnings	108,422	111,598
Total Tejon Ranch Co. stockholders’ equity	471,532	473,594
Non-controlling interest	15,359	15,362
Total equity	486,891	488,956
TOTAL LIABILITIES AND EQUITY	$618,541	$607,998
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Real estate - commercial/industrial	$5,107	$2,550	$7,861	$5,495
Mineral resources	1,510	2,032	4,105	4,521
Farming	607	142	2,163	1,007
Ranch operations	1,083	965	2,387	2,072
Total revenues	8,307	5,689	16,516	13,095
Costs and expenses:
Real estate - commercial/industrial	3,536	1,990	5,383	3,917
Real estate - resort/residential	304	427	690	1,988
Mineral resources	790	1,115	2,875	3,231
Farming	1,497	1,087	4,045	3,154
Ranch operations	1,335	1,261	2,608	2,488
Corporate expenses	4,900	3,357	9,136	5,849
Total costs and expenses	12,362	9,237	24,737	20,627
Operating loss	(4,055)	(3,548)	(8,221)	(7,532)
Other income:
Investment income	226	630	572	1,315
Other loss, net	(4)	(71)	(80)	(141)
Total other income, net	222	559	492	1,174
Loss before equity in earnings of unconsolidated joint ventures and income tax benefit	(3,833)	(2,989)	(7,729)	(6,358)
Equity in earnings of unconsolidated joint ventures, net	2,555	2,769	3,713	4,282
Loss before income tax benefit	(1,278)	(220)	(4,016)	(2,076)
Income tax expense (benefit)	435	(1,176)	(837)	(2,118)
Net (loss) income	(1,713)	956	(3,179)	42
Net loss attributable to non-controlling interest	(1)	(1)	(3)	(1)
Net (loss) income attributable to common stockholders	$(1,712)	$957	$(3,176)	$43
Net (loss) income per share attributable to common stockholders, basic	$(0.06)	$0.04	$(0.12)	$0.00
Net (loss) income per share attributable to common stockholders, diluted	$(0.06)	$0.04	$(0.12)	$0.00

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(1,713)	$956	$(3,179)	$42
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(6)	2	(14)	(6)
Other comprehensive (loss) income before taxes	(6)	2	(14)	(6)
Income tax benefit related to other comprehensive loss items	2	—	4	2
Other comprehensive (loss) income	(4)	2	(10)	(4)
Comprehensive (loss) income	(1,717)	958	(3,189)	38
Comprehensive loss attributable to non-controlling interests	(1)	(1)	(3)	(1)
Comprehensive (loss) income attributable to common stockholders	$(1,716)	$959	$(3,186)	$39
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net (loss) income	$(3,179)	$42
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,110	1,921
Amortization of discount of marketable securities	(130)	(352)
Equity in earnings of unconsolidated joint ventures, net	(3,713)	(4,282)
Non-cash retirement plan expense	207	178
Gain on sale of property plant and equipment	(13)	(5)
Deferred income taxes	(31)	1
Stock compensation expense	1,290	2,354
Excess tax provision (benefit) from stock-based compensation	31	(1)
Distribution of earnings from unconsolidated joint ventures	1,653	674
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	2,037	(1,104)
Current liabilities	(1,988)	(452)
Net cash used in operating activities	(1,726)	(1,026)
Investing Activities
Maturities and sales of marketable securities	23,655	76,869
Funds invested in marketable securities	(26,652)	(60,500)
Real estate and equipment expenditures	(37,146)	(22,077)
Reimbursement proceeds from Community Facilities District	—	3,309
Proceeds from sale of property plant and equipment	39	11
Investment in unconsolidated joint ventures	(238)	—
Distribution of equity from unconsolidated joint ventures	310	5,811
Investments in water assets	(9,519)	(5,066)
Net cash used in investing activities	(49,551)	(1,643)
Financing Activities
Borrowings on line of credit	15,000	4,000
Taxes on vested stock grants	(490)	(206)
Net cash provided by financing activities	14,510	3,794
(Decrease) increase in cash, cash equivalents, and restricted cash	(36,767)	1,125
Cash, cash equivalents, and restricted cash at beginning of period	39,767	32,407
Cash, cash equivalents, and restricted cash at end of period	$3,000	$33,532

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$2,500	$33,032
Restricted cash (Shown in prepaid expenses and other current assets)	500	500
Total cash, cash equivalents, and restricted cash	$3,000	$33,532

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$2,865	$5,579
Accrued long-term water assets included in current liabilities	$1,552	$1,286

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, March 31, 2025	26,867,600	$13,434	$348,829	$81	$110,134	$472,478	$15,360	$487,838
Net loss	—	—	—	—	(1,712)	(1,712)	(1)	(1,713)
Other comprehensive loss	—	—	—	(4)	—	(4)	—	(4)
Restricted stock issuance	13,068	7	(7)	—	—	—	—	—
Stock compensation	—	—	770	—	—	770	—	770
Balance, June 30, 2025	26,880,668	$13,441	$349,592	$77	$108,422	$471,532	$15,359	$486,891

Balance, March 31, 2024	26,797,440	$13,400	$346,141	$(177)	$107,994	$467,358	$15,364	$482,722
Net income (loss)	—	—	—	—	957	957	(1)	956
Other comprehensive income	—	—	—	2		2	—	2
Restricted stock issuance	8,969	4	(4)	—	—	—	—	—
Stock compensation	—	—	903	—	—	903	—	903
Balance, June 30, 2024	26,806,409	$13,404	$347,040	$(175)	$108,951	$469,220	$15,363	$484,583

See accompanying notes.

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2024	26,822,768	$13,412	$348,497	$87	$111,598	$473,594	$15,362	$488,956
Net loss	—	—	—	—	(3,176)	(3,176)	(3)	(3,179)
Other comprehensive loss	—	—	—	(10)	—	(10)	—	(10)
Restricted stock issuance	89,403	45	(45)	—	—	—	—	—
Stock compensation	—	—	1,614	—	—	1,614	—	1,614
Shares withheld for taxes and tax benefit of vested shares	(31,503)	(16)	(474)	—	—	(490)	—	(490)
Balance, June 30, 2025	26,880,668	$13,441	$349,592	$77	$108,422	$471,532	$15,359	$486,891

Balance, December 31, 2023	26,770,545	$13,386	$345,609	$(171)	$108,908	$467,732	$15,364	$483,096
Net income (loss)	—	—	—	—	43	43	(1)	42
Other comprehensive loss	—	—	—	(4)	—	(4)	—	(4)
Restricted stock issuance	54,319	27	(27)	—	—	—	—	—
Stock compensation	—	—	1,655	—	—	1,655	—	1,655
Shares withheld for taxes and tax benefit of vested shares	(18,455)	(9)	(197)	—	—	(206)	—	(206)
Balance, June 30, 2024	26,806,409	$13,404	$347,040	$(175)	$108,951	$469,220	$15,363	$484,583

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
The periods ended June 30, 2025 and 2024 include the consolidation of CFL’s statements of operations within the resort/residential real estate development segment, statements of changes in equity, and statements of cash flows. The Company’s June 30, 2025 and December 31, 2024 balance sheets are presented on a consolidated basis, including the consolidation of CFL.
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
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relates to funds held in escrow. The Company had $500,000 of restricted cash as of June 30, 2025 and December 31, 2024.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025		2024	2025		2024
Weighted-average number of shares outstanding:
Common stock	26,878,658		26,800,594	26,865,687		26,794,469
Common stock equivalents	—	1	48,746	—	1	83,702
Diluted shares outstanding	26,878,658		26,849,340	26,865,687		26,878,171
[1] For the three months ended June 30, 2025, 76,687 shares of restricted stock were excluded from the calculation of diluted net loss per share as the shares were antidilutive. For the six months ended June 30, 2025, 75,835 shares of restricted stock were excluded from the calculation of diluted net loss per share as the shares were antidilutive.

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

($ in thousands)		June 30, 2025		December 31, 2024
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrealized losses for less than 12 months		$496	$496	$—	$—
with unrealized gains		673	674	248	248
Total Certificates of deposit	Level 1	1,169	1,170	248	248
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		13,363	13,351	6,115	6,109
with unrealized gains		1,941	1,942	7,573	7,583
Total U.S. Treasury and agency notes	Level 2	15,304	15,293	13,688	13,692
Corporate notes
with unrealized losses for less than 12 months		331	331	—	—
with unrealized gains		248	248	—	—
Total Corporate notes	Level 2	579	579	—	—
Municipal notes
with unrealized losses for less than 12 months		248	248	501	501
with unrealized gains		264	264	—	—
Total Municipal notes	Level 2	512	512	501	501

		$17,564	$17,554	$14,437	$14,441
The Company uses an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At June 30, 2025, the Company has not recorded any credit losses.
As of June 30, 2025, the fair market value of investment securities was $10,000 below their cost basis. The Company’s gross unrealized holding gains equaled $2,000 and gross unrealized holding losses equaled $12,000. For the three months ended June 30, 2025, the adjustment to accumulated other comprehensive loss reflected a decrease in market value of $6,000, before the impact of an estimated tax benefit of $2,000. For the six months ended June 30, 2025, the adjustment to accumulated other comprehensive loss reflected a decline in market value of $14,000, before the impact of an estimated tax benefit of $4,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance. The accrued interest receivables balance totaled $175,000 as of June 30, 2025 and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at June 30, 2025 and December 31, 2024 were caused by relative changes in interest rates since the time of purchase and not changes in credit quality. The contractual cash flows for these securities are guaranteed by U.S. government agencies. As of June 30, 2025 and December 31, 2024, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of June 30, 2025 and December 31, 2024.

Corporate notes
The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of June 30, 2025 and December 31, 2024, the Company did not intend to sell these securities and it is not more-likely-than-not the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of June 30, 2025 and December 31, 2024.
The following tables summarize the maturities, at par, of marketable securities as of:

	June 30, 2025
($ in thousands)	2025	2026	2027	Total
Certificates of deposit	$248	$425	$496	$1,169
U.S. Treasury and agency notes	6,105	8,500	737	15,342
Corporate notes	144	191	248	583
Municipal notes	—	250	260	510
Total	$6,497	$9,366	$1,741	$17,604

	December 31, 2024
($ in thousands)	2025	2026	2027	Total
Certificates of deposit	$248	$—	$—	$248
U.S. Treasury and agency notes	12,015	1,000	737	13,752
Municipal notes	500	—	—	500
	$12,763	$1,000	$737	$14,500
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of June 30, 2025 and December 31, 2024.
4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	June 30, 2025	December 31, 2024
Real estate development
Mountain Village	$159,736	$158,348
Centennial	126,009	124,136
Grapevine	43,798	42,456
Tejon Ranch Commerce Center
- Commercial	27,066	23,724
- Residential	27,426	29,241
Total Tejon Ranch Commerce Center	54,492	52,965
Real estate development	$384,035	$377,905

Real estate and improvements - held for lease
Tejon Ranch Commerce Center
- Commercial	$20,616	$20,596
- Residential	24,797	—
Total Tejon Ranch Commerce Center	$45,413	$20,596
Less accumulated depreciation	(4,651)	(4,343)
Real estate and improvements - held for lease, net	$40,762	$16,253

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
Water revenues and cost of sales were as follows for the six months ended ($ in thousands):

	June 30, 2025	June 30, 2024
Acre-Feet Sold	1,100	1,325

Revenues	$1,468	$1,660
Cost of sales	1,183	1,415
Profit	$285	$245

Costs assigned to water assets held for future use were as follows ($ in thousands):

	June 30, 2025	December 31, 2024
Banked water and water for future delivery	$44,204	$36,048
Transferable water	2,948	35
Total water held for future use at cost	$47,152	$36,083

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	June 30, 2025		December 31, 2024
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water purchase contract *	$11,581	$(6,996)	$11,581	$(6,755)
Nickel water purchase contract *	18,740	(7,496)	18,740	(7,175)
Tulare Lake Basin water purchase contract *	6,479	(3,980)	6,479	(3,862)
	$36,800	$(18,472)	$36,800	$(17,792)
Net cost of purchased water contracts	18,328		19,008
Total cost of water held for future use	47,152		36,083
Net investments in water assets	$65,480		$55,091
*All water purchase contracts were acquired from third parties.

Water contracts with WRMWSD and TCWD are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage are:

(in acre-feet, unaudited)	June 30, 2025	December 31, 2024
Water held for future use
TCWD - Banked water owned by the Company	64,429	60,936
Company water bank	54,728	54,728
Transferable water	3,831	505
Recharged water	6,797	6,797
Total water held for future use	129,785	122,966
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	161,218	154,399
6.     ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities and other current liabilities consisted of the following:

($ in thousands)	June 30, 2025	December 31, 2024
Accrued vacation	$588	$707
Accrued paid personal leave	153	295
Accrued bonus	1,250	2,425
Accrued stock compensation expense[1]	—	1,831
Other	382	291
	$2,373	$5,549
[1] Cash settled awards classified as liabilities.
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	June 30, 2025	December 31, 2024
Revolving line-of-credit[1]	$81,942	$66,942
[1] Deferred loan costs for the revolving line-of-credit as of June 30, 2025 and December 31, 2024 were recorded under the caption "Other Assets" on the Consolidated Balance Sheets.
On November 17, 2023, the Company entered into a Credit Agreement with AgWest Farm Credit, PCA and certain other lenders (the Revolving Credit Facility). The Revolving Credit Facility provides TRC a RCL in the amount of $160,000,000. The RCL requires interest only payments and has a maturity date of January 1, 2029. As of June 30, 2025, the outstanding balance under the RCL was $81,942,000, and the interest rate was one-month term SOFR plus a margin of 2.25% for an effective rate of 6.60% before patronage, which for 2024 was 125 basis points, or bps, from AgWest and 100 bps from other participant lenders, for a net all-in rate of 5.44%.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	June 30, 2025	December 31, 2024
Supplemental executive retirement plan liability (See Note 12)	$5,636	$5,720
Excess joint venture distributions and other (See Note 14)	9,375	9,078
Total	$15,011	$14,798

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

The following is a summary of the Company’s Performance Condition Grants outstanding as of June 30, 2025:

Performance Condition Grants
Target performance	299,626
Maximum performance	388,836
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the six months ended June 30, 2025:

June 30, 2025
Stock grants outstanding beginning of period at target achievement	312,564
New stock grants/additional shares due to achievement in excess of target	170,925
Vested grants	(25,012)
Expired/forfeited grants	(10,966)
Stock grants outstanding end of period at target achievement	447,511

The following is a summary of the assumptions used to determine the fair value for the Company’s outstanding market-based Performance Condition Grants as of June 30, 2025:

($ in thousands except for share prices)
Grant date	12/14/2022	06/16/2023	08/21/2023	12/16/2023
Vesting end	12/14/2025	12/31/2025	12/31/2025	12/31/2026
Target share price to achieve award	$21.99	$20.72	$19.20	$19.65

Expected volatility	32.14%	26.58%	25.55%	25.91%
Risk-free interest rate	3.84%	4.38%	4.74%	4.02%

Simulated Monte Carlo share price	$26.00	$20.24	$17.88	$19.74
Shares granted	4,613	9,515	1,650	4,828
Total fair value of award	$120	$193	$30	$95

($ in thousands except for share prices)
Grant date	03/13/2024	12/11/2024	03/06/2025	06/20/2025
Vesting end	03/22/2027	12/10/2027	03/06/2028	06/20/2028
Share price at target achievement	$18.93	$18.59	$18.56	$19.01

Expected volatility	25.56%	26.90%	27.04%	26.82%
Risk-free interest rate	4.31%	4.01%	3.90%	3.80%

Simulated Monte Carlo share price	$18.36	$18.55	$13.54	$18.53
Shares granted	15,225	2,315	13,046	18,351
Total fair value of award	$280	$43	$177	$340

The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of June 30, 2025 were $3,456,000 and 19 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant and is expensed over the performance period if it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum, the Company determines, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, the Company determines the number of awards probable of vesting and expenses the grant date fair value of such awards over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company adjusts compensation cost according to the actual outcome of the performance condition.

Under the 2023 Stock Incentive Plan, each non-employee director, during the years presented, received all or a portion of his or her annual compensation in stock.

The following table summarizes stock compensation costs for the Company's 2023 Stock Incentive Plan, 1998 Stock Incentive Plan, and the prior Non-Employee Director Stock Incentive Plan for the following periods:

($ in thousands)	Six Months Ended June 30,
Employee	2025	2024
Expensed	$866	$2,075
Capitalized	324	423
	1,190	2,498
Director	424	279
Total stock compensation costs	$1,614	$2,777
10.     INCOME TAXES
The Company’s provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for each respective reporting period. However, the Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes—Interim Reporting,” to calculate taxes for this interim reporting period (the six months ended June 30, 2025). The Company made this choice because it determined that the historical method would not provide a reliable estimate for tax expense for the six months ended June 30, 2025 due to uncertainty in estimating annual pretax earnings.

For the six months ended June 30, 2025, the Company’s income tax benefit was $837,000 compared to income tax benefit of $2,118,000 for the six months ended June 30, 2024. Effective tax rates were 21% and 102% for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had income tax receivables of $2,435,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we expect that the legislation will likely not have a material impact on our financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.
11.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $10,038,000 was paid during the six months ended June 30, 2025. These water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2085, and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. The Company's contractual obligation for future water payments was $1,462,769,000 as of June 30, 2025.
Contracts
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of its successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fee will not be determined until the future payment dates. As of June 30, 2025, the Company believes the net savings resulting from exiting the contract during this future time period will more than offset the incentive payment costs.
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

As a landowner in each CFD, the Company is obligated to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of June 30, 2025, there were no additional improvement funds remaining from the West CFD bonds. On July 25, 2024, TRPFFA sold bonds that provide approximately $25,000,000 of improvement funds for the reimbursement of public infrastructure costs at TRCC-East. As of June 30, 2025, there are $19,849,000 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal year 2025, the Company expects to pay approximately $3,642,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future, based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on June 30, 2025.
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
The Climate Resolve Action and the CBD/CNPS Action collectively allege that LA County failed to properly follow the procedures and requirements of CEQA and the California Planning and Zoning Law. The Climate Resolve Action and the CBD/CNPS Action were deemed “related” and, while not consolidated under court rules or the rules of civil procedure, the Los Angeles Superior Court judge (Superior Court or Court) trying both cases determined during early trial management conferences to hold one set of hearings and issue one ruling on the matters as part of the adjudication. The Climate Resolve Action and CBD/CNPS Action sought to invalidate the Centennial Approvals and require LA County to revise the environmental documentation related to the Centennial project.
On April 5, 2021, following three hearings, the Court issued its decision denying the petition for writ of mandate by CBD/CNPS and granting the petition for writ of mandate filed by Climate Resolve. In granting Climate Resolve’s petition, the Court found three specific areas where the EIR for the project was lacking. The Court ruled that California’s Cap-and-Trade Program cannot be used as a compliance pathway for mitigating GHG impacts for the project and therefore further ruled that additional analysis will be required related to all feasible mitigation of GHG impacts. The Court also found that the EIR must provide additional analysis and explanation of how wildland fire risk on lands outside of the project site, posed by on-site ignition sources, is mitigated to less than significant. On April 19, 2021, CBD filed a motion for reconsideration with the Court on the denial of their petition for writ of mandate to be granted prevailing party status in its case based on the Court's conclusions in the Climate Resolve Action (“Motion for Reconsideration”).
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

On October 26, 2022, the Court held a hearing concerning the entry of final judgement and awarding of appropriate remedies, at which time the Court agreed to: (a) hear the Company’s Motion for Reconsideration as to the successful challenges Climate Resolve prevailed upon within the Climate Resolve Action and ordered the Parties to appear on December 14, 2022 to hear the Company’s Motion for Reconsideration and (b) rule on the entry of final judgment and setting of remedies at a February 17, 2023 hearing date.
At the December 14, 2022 hearing, the Court denied the Company’s Motion for Reconsideration. At the February 17, 2023 hearing, the Court took into submission the Parties’ legal briefs and oral arguments. On March 22, 2023, the Court decided in favor of CBD/CNPS and signed CBD/CNPS’s proposed form of judgment, which included a full rescission of the Centennial project approvals previously issued by Los Angeles County.
On May 26, 2023, the Company filed a Notice of Appeal with the Superior Court, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal (Court of Appeal). On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. The Court of Appeal held a hearing on April 3, 2025 for this matter. On June 26, 2025, the Court of Appeal issued a written decision affirming the Superior Court’s decision in full. In doing so, the Court of Appeal upheld the Superior Court determinations that (i) the CBD/CNPS Action claims related to wildlife connectivity, perennial grassland and wildflower impacts, and project alternatives were without merit, (ii) California’s Cap-and-Trade Program cannot be used as a compliance pathway for mitigating GHG impacts for the Centennial project and, therefore, further ruled that additional analysis is required related to all feasible mitigation of GHG impacts, (iii) additional analysis and explanation are required of how wildland fire risk on lands outside of the Centennial project site, posed by on-site ignition sources, is mitigated to less than significant, (iv) the Centennial Approvals be rescinded and Centennial EIR decertified pending correction of the EIR for the issues described above, and (v) CBD/CNPS were prevailing parties. The Court of Appeal also indicated that the EIR should discuss wildfire risks associated with the Project’s offsite improvements (such as offsite utility and natural gas lines). The Company is in the process of working with LA County to advance the Centennial project.
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
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At both June 30, 2025 and December 31, 2024, the investment mixes were approximately at 99% debt and 1% money market funds. The weighted-average discount rate used in determining the periodic pension cost is 5.60% in 2025 and 4.85% in 2024. The expected long-term rate of return on plan assets is 5.00% for both fiscal 2025 and 2024. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.

Total pension and retirement expense for the Benefit Plan was as follows:

	Six Months Ended June 30,
($ in thousands)	2025	2024
(Cost)/earnings components:
Interest cost	$(222)	$(208)
Expected return on plan assets	210	224
Net amortization and deferral	(28)	(28)
Total net periodic pension cost	$(40)	$(12)

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
The pension and retirement expense for the SERP was as follows:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Cost components:
Interest cost	$(146)	$(138)
Net amortization and other	(22)	(26)
Total net periodic pension cost	$(168)	$(164)

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
Information pertaining to operating results of the Company's reporting segments are as follows for each of the period end:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Revenues
Real estate - commercial/industrial	$5,107	$2,550	$7,861	$5,495
Mineral resources	1,510	2,032	4,105	4,521
Farming	607	142	2,163	1,007
Ranch operations	1,083	965	2,387	2,072
Segment revenues	8,307	5,689	16,516	13,095
Segment Operating Results
Real estate - commercial/industrial	4,126	3,329	6,191	5,860
Real estate - resort/residential	(304)	(427)	(690)	(1,988)
Mineral resources	720	917	1,230	1,290
Farming	(890)	(945)	(1,882)	(2,147)
Ranch operations	(252)	(296)	(221)	(416)
Segment operating results [1]	3,400	2,578	4,628	2,599
Reconciling items:
Investment income	226	630	572	1,315
Other loss, net	(4)	(71)	(80)	(141)
Corporate expenses	(4,900)	(3,357)	(9,136)	(5,849)
Loss before income taxes	$(1,278)	$(220)	$(4,016)	$(2,076)

[1] Segment operating results are comprised of revenues and equity in earnings of unconsolidated  joint ventures, less segment expenses, excluding investment income, other income (loss), corporate expenses, and income taxes.

Real Estate - Commercial/Industrial Development
Revenues from the Commercial/Industrial Real Estate Development segment primarily consist of rental income derived from land and/or building leases to commercial and industrial tenants, including multifamily units at Terra Vista. This segment also includes variable income such as percentage rents from the PEF power plant lease, rents from communication tower leases, land sales, and payments received from easement agreements. Refer to Note 14 (Investment in Unconsolidated and Consolidated Joint Ventures) for discussion of unconsolidated joint ventures.

The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Commercial/industrial revenues	$5,107	$2,550	$7,861	$5,495
Equity in earnings of unconsolidated joint ventures	2,555	2,769	3,713	4,282
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	7,662	5,319	11,574	9,777
Cost of sales of land	1,778	—	1,778	—
Operating expenses	719	729	1,456	1,558
General and administrative expenses [1]	686	1,052	1,554	1,922
Other expenses [2]	353	209	595	437
Commercial/industrial expenses	3,536	1,990	5,383	3,917
Operating results from commercial/industrial and unconsolidated joint ventures	$4,126	$3,329	$6,191	$5,860
[1] General and administrative expenses included compensation expense and overhead.
[2] The main components of the other expenses included tenant recoverable expenses and depreciation expenses.
Real Estate - Resort/Residential Development
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $304,000 and $427,000 for the three months ended June 30, 2025 and 2024, respectively. The expenses consisted of general and administrative expenses of $278,000, professional services of $15,000, and other expenses of $11,000 for the three months ended June 30, 2025. The prior period expenses consisted of general and administrative expenses of $394,000, professional services of $22,000, and other expenses of $11,000 for the three months ended June 30, 2024.

The segment generated losses of $690,000 and $1,988,000 for the six months ended June 30, 2025 and 2024, respectively. The expenses consisted of general and administrative expenses of $630,000, professional services of $36,000, and other expenses of $24,000 for the six months ended June 30, 2024. The main components of the other expenses included travel and entertainment expenses, and depreciation expenses. The prior period expenses consisted of general and administrative expenses of $669,000, professional services of $1,296,000, and other expenses of $23,000 for the six months ended June 30, 2024.
Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Mineral resources revenues	$1,510	$2,032	$4,105	$4,521
Cost of sales of water	(24)	255	1,183	1,415
Other expenses[1]	814	860	1,692	1,816
Mineral resources expenses	790	1,115	2,875	3,231
Operating results from mineral resources	$720	$917	$1,230	$1,290
[1] The main components of the other expenses included general and administrative expenses and depreciation expenses.

Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Farming revenues	$607	$142	$2,163	$1,007
Cost of sales	443	36	1,743	1,088
Water holding costs	672	797	1,516	1,553
Other expenses[1]	382	254	786	513
Farming expenses	1,497	1,087	4,045	3,154
Operating results from farming	$(890)	$(945)	$(1,882)	$(2,147)
[1] The main components of the other expenses included general and administrative expenses and depreciation expenses.

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses, such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Ranch operations revenues	$1,083	$965	$2,387	$2,072
Operating expenses	709	587	1,350	1,222
Compensation expense	407	395	789	762
Other expenses[1]	219	279	469	504
Ranch operations expenses	1,335	1,261	2,608	2,488
Operating results from ranch operations	$(252)	$(296)	$(221)	$(416)
[1] The main components of the other expenses included amortization and depreciation expenses.

Information pertaining to identifiable assets of the Company’s reporting segments is as follows for the periods ended:

Identifiable Assets ($ in thousands)	June 30, 2025	December 31, 2024
Real estate - commercial/industrial	$123,957	$98,185
Real estate - resort/residential	335,196	330,513
Mineral resources	64,869	54,658
Farming	56,124	54,478
Ranch operations	2,574	2,658
Corporate	35,821	67,506
Total	$618,541	$607,998
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

Information pertaining to depreciation and amortization of the Company’s reporting segments is as follows for the periods ended:

Depreciation and Amortization	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Real estate - commercial/industrial	$245	$109	$352	$214
Real estate - resort/residential	9	10	20	19
Mineral resources	344	344	688	688
Farming	311	273	679	641
Ranch operations	97	94	192	187
Corporate	89	85	179	172
Total	$1,095	$915	$2,110	$1,921
Information pertaining to capital expenditures of the Company’s reporting segments is as follows for the periods ended:

Capital Expenditures	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Real estate - commercial/industrial	$14,970	$10,085	$28,513	$14,228
Real estate - resort/residential	2,741	2,154	4,405	4,100
Mineral resources	1	—	56	—
Farming	1,722	1,471	3,752	3,317
Ranch operations	112	136	156	313
Corporate	56	119	264	119
Total	$19,602	$13,965	$37,146	$22,077

14.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting, unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of June 30, 2025 was $31,264,000. The equity in the income of unconsolidated joint ventures was $3,713,000 for the six months ended June 30, 2025. The unconsolidated joint ventures have not been consolidated as of June 30, 2025, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings, LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments, as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components, such as fuel inventory and pricing at the facility. The Company's investment in this joint venture was $22,447,000 as of June 30, 2025.

•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks the United States. The Company partnered with Majestic to form five active 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of each joint venture. All outstanding debt attributed to our joint ventures with Majestic have met their respective debt covenants, and hence were not subject to an effective guarantee at June 30, 2025. For those investments in a deficit position, in accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
•On March 29, 2022, TRC-MRC 5, LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2023, and the joint venture has leased 100% of the rentable space. The joint venture refinanced the construction loan in February 2024 with a promissory note. The note matures on February 3, 2035, and had an outstanding balance of $52,415,000 as of June 30, 2025. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,820,000.
•On March 25, 2021, TRC-MRC 4, LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2022, and the joint venture has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $60,440,000 as of June 30, 2025. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $6,590,000.
•In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $32,254,000 as of June 30, 2025. The Company's investment in this joint venture was $212,000 as of June 30, 2025.
•In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, and was largely financed through a promissory note. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 3, 2028 and had an outstanding principal balance of $20,869,000 as of June 30, 2025. The building was 100% leased as of June 30, 2025. The Company's investment in this joint venture was $299,000 as of June 30, 2025.
•In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction in 2017. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $21,121,000 was outstanding as of June 30, 2025. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance in its investment of $965,000.
•TRC-DP 1, LLC - This joint venture was formed on October 4, 2024 with Dedeaux Properties to develop, manage, and operate an approximately 510,385 square foot industrial building at TRCC-East on land to be contributed by the Company in a future period. The Company's investment in this joint venture was $583,000 as of June 30, 2025.

•TRCC/Rock Outlet Center LLC – This joint venture was formed in 2013 with Rockefeller Group Development Corporation, or Rockefeller to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. At June 30, 2025, the Company’s equity investment balance in this joint venture was $7,723,000. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. The Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On July 1, 2025, the TRCC/Rock Outlet Center LLC joint venture extended the maturity date of its term note with a financial institution from June 30, 2025 to September 30, 2025. As of June 30, 2025, the outstanding balance of the term note was $20,384,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – CFL is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of June 30, 2025, the Company owned 93.75% of CFL.
The Company’s investment balance in each of its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The variance represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of those assets.
Unaudited condensed statements of operations for the six months ended June 30, 2025 and 2024 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of June 30, 2025 and December 31, 2024 are as follows:

	Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$37,426	$41,399	$3,485	$3,959	$2,091	$2,376
TRCC/Rock Outlet Center LLC[1]	1,541	1,672	(1,007)	(673)	(503)	(337)
TRC-MRC 1, LLC	1,293	992	487	119	244	59
TRC-MRC 2, LLC	1,775	1,713	968	666	484	333
TRC-MRC 3, LLC	1,105	1,078	242	210	121	105
TRC-MRC 4, LLC	1,917	2,189	145	365	72	182
TRC-MRC 5, LLC	1,734	1,398	92	101	46	51
Total	$46,791	$50,441	$4,412	$4,747	$2,555	$2,769

Centennial Founders, LLC	$—	$10	$(18)	$(18)	Consolidated

[1] Revenues for TRCC/Rock Outlet Center LLC are presented net of non-cash tenant allowance amortization of $0.1 million and $0.3 million for the three months ended June 30, 2025 and June 30, 2024, respectively.

	Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$68,898	$75,898	$4,373	$5,365	$2,624	$3,219
TRCC/Rock Outlet Center LLC[1]	3,191	3,504	(1,736)	(1,265)	(868)	(633)
TRC-MRC 1, LLC	2,576	1,857	925	303	463	151
TRC-MRC 2, LLC	3,595	3,195	2,045	1,776	1,022	888
TRC-MRC 3, LLC	2,226	2,186	489	427	244	214
TRC-MRC 4, LLC	3,853	3,962	354	643	177	321
TRC-MRC 5, LLC	3,432	2,970	101	243	51	122
Total	$87,771	$93,572	$6,551	$7,492	$3,713	$4,282

Centennial Founders, LLC	$—	$66	$(54)	$(13)	Consolidated

[1] Revenues for TRCC/Rock Outlet Center LLC are presented net of non-cash tenant allowance amortization of $0.3 million and $0.7 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

	June 30, 2025				December 31, 2024
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity (Deficit)	Equity	Assets	Debt	Equity (Deficit)	Equity
Petro Travel Plaza Holdings, LLC	$76,756	$(11,412)	$57,944	$22,447	$73,558	$(11,793)	$53,571	$19,823
TRCC/Rock Outlet Center LLC	52,282	(20,384)	31,095	7,723	54,533	(20,545)	32,832	8,592
TRC-MRC 1, LLC	24,172	(21,121)	2,416	—	24,539	(21,470)	2,591	—
TRC-MRC 2, LLC	21,669	(20,869)	807	299	21,552	(21,234)	768	77
TRC-MRC 3, LLC	34,316	(32,254)	1,658	212	34,436	(32,722)	2,529	142
TRC-MRC 4, LLC	48,038	(60,440)	(13,159)	—	49,118	(60,906)	(10,664)	—
TRC-MRC 5, LLC	49,095	(52,415)	(2,370)	—	49,556	(52,795)	(643)	—
TRC-DP1, LLC	—	—	—	583	—	—	—	346
Total	$306,328	$(218,895)	$78,391	$31,264	$307,292	$(221,465)	$80,984	$28,980

Centennial Founders, LLC	$108,078	$—	$107,912	***	$107,015	$—	$106,766	***

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
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2085. Under the contracts, the Company is entitled to annual water for 5,487 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's former Executive Vice President and Chief Operating Officer, Allen Lyda, is one of nine directors at WRMWSD. Mr. Lyda retired from the Company on March 1, 2025. As of June 30, 2025, the Company paid 3,439,000 for these water contracts and related costs.
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
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the strategic improvement and monetization of our land-based assets. A key element of our strategy is the entitlement and development of large-scale mixed-use master planned residential and commercial/industrial real estate projects that address the evolving housing and infrastructure needs of Southern and Central California. Our long-term development track record, combined with deliberate capital allocation and stakeholder engagement, positions us to unlock the full potential of these unique assets. An active example of this strategy is the TRCC master planned community, which was entitled and prevailed in litigation in 2007, and has been under continuous development since, with ongoing efforts to enhance its role as a long-term driver of operating income.

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
Centennial at Tejon Ranch, or Centennial, had entitlements approved in 2019 by the Los Angeles County Board of Supervisors. These approvals were litigated in two lawsuits filed in Los Angeles County Superior Court in May 2019 and we have since worked on defending and addressing the ongoing litigation, including considering all options to address the Superior Court’s January 2022 decision and the Superior Court’s March 22, 2023 final judgment. On May 26, 2023, we filed a Notice of Appeal, thereby appealing the Superior Court’s decision to the Second District of the California Court of Appeal. On June 27, 2023, CBD/CNPS cross-appealed the Superior Court’s ruling. The Court of Appeal held a hearing on April 3, 2025 for this matter. On June 26, 2025, the Court of Appeal issued a written decision affirming the Superior Court’s decision in full. In doing so, the Court of Appeal upheld the Superior Court determinations that the Centennial Approvals be rescinded and Centennial EIR decertified pending correction of the EIR for the issues described above.

The Company is in the process of working with LA County to advance the Centennial project, which will include preparing supplemental environmental documentation and analysis for the Centennial project to address the Superior Court’s final judgment and the Court of Appeals decision, and do so in a way that benefits the housing and economic development needs of the region and delivers value for our shareholders. See Note 11 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for additional information regarding the Centennial litigation.
At our fully operational mixed-use master planned community, TRCC, we are currently executing on value creation as we are actively engaged in construction, commercial sales, and leasing. In the second quarter of 2025, our real estate operations expanded to include residential leasing with the launch of Terra Vista at Tejon, our multi-family project that began development in 2024. Leasing commenced in May and welcomed its first residents, marking a key milestone in diversifying our portfolio and enhancing long-term recurring revenue streams.
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
At the heart of the commercial/industrial real estate development segment is TRCC, a 20 million square foot mixed-use development on Interstate 5 just north of the Los Angeles basin. TRCC continues to serve as a model for long-term value creation, having generated more than $110 million in cumulative cash flow from commercial and industrial development since 2000. With the launch of Terra Vista at Tejon, TRCC is now evolving into a vibrant residential and employment hub, enhancing the interconnectivity of our mixed-use master planned community strategy. Over eight million square feet of industrial, commercial and retail space has already been developed or is under development, including distribution centers for IKEA, Caterpillar, Nestlé, Famous Footwear, L'Oreal, Camping World, Sunrise Brands, Dollar General and RectorSeal. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the West Coast’s principal north-south goods movement corridor.
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
Summary of Second Quarter and YTD 2025 Performance
For the three months ended June 30, 2025, we had a net loss attributable to common stockholders of $1,712,000 compared to a net income attributable to common stockholders of $957,000 for the three months ended June 30, 2024. The primary driver of this $2,669,000 increase in net loss was the additional professional fees and consulting expenses incurred of $2,316,000 during the contested board election and proxy defense.
For the six months ended June 30, 2025, we had a net loss attributable to common stockholders of $3,176,000 compared to a net income attributable to common stockholders of $43,000 for the same period in 2024. The primary driver of this $3,219,000 increase in net loss was due to the $3,399,000 additional expense incurred related to the contested board election and proxy defense efforts mentioned above during the six months ended June 30, 2025.
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
During the six months ended June 30, 2025, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for a discussion regarding newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately, to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation, as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,107	$1,009	$98	10%
TRCC Leasing	396	454	(58)	(13)%
TRCC management fees and reimbursements	207	214	(7)	(3)%
Commercial leases	168	168	—	—%
Communication leases	333	266	67	25%
Landscaping and other services	523	439	84	19%
Land sale	2,373	—	2,373	100%
Total commercial/industrial revenues	$5,107	$2,550	$2,557	100%
Cost of sales of land	1,778	—	1,778	100%
Operating expenses	719	729	(10)	(1)%
General and administrative expenses [1]	686	1,052	(366)	(35)%
Other expenses [2]	353	209	144	69%
Total commercial/industrial expenses	$3,536	$1,990	$1,546	78%
Operating income from commercial/industrial	$1,571	$560	$1,011	181%
[1] General and administrative expenses included compensation expense and overhead.
[2] The main components of the other expenses included tenant recoverable expenses and depreciation expenses.

•Commercial/industrial real estate development segment revenues were $5,107,000 for the three months ended June 30, 2025, an increase of $2,557,000, or 100%, from $2,550,000 for the three months ended June 30, 2024. The increase was primarily attributable to the recognition of $2,373,000 in land sale revenue following the Company's completion of the performance obligation associated with a land sale transaction that occurred in 2022. Additionally, revenue from the Pastoria Energy Facility increased by $98,000 due to improved spark spread, and landscaping and other service revenues rose by $84,000.
•Commercial/industrial real estate development segment expenses were $3,536,000 for the three months ended June 30, 2025, an increase of $1,546,000, or 78%, from $1,990,000 for the three months ended June 30, 2024. The increase was primarily attributable to the recognition of $1,778,000 cost of land sales incurred to satisfy the performance obligation associated with a land sale transaction executed in 2022. Additionally, this segment experienced a decrease in general and administrative expenses of $366,000, partially offset by additional depreciation expense of $127,000 due to the Terra Vista assets being placed in service during the second quarter.

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$2,232	$2,196	$36	2%
TRCC Leasing	805	888	(83)	(9)%
TRCC management fees and reimbursements	451	522	(71)	(14)%
Commercial leases	330	329	1	—%
Communication leases	643	522	121	23%
Landscaping and other services	1,027	1,038	(11)	(1)%
Land sale	2,373	—	2,373	100%
Total commercial/industrial revenues	$7,861	$5,495	$2,366	43%
Cost of sales of land	1,778	—	1,778	100%
Operating expenses	1,456	1,558	(102)	(7)%
General and administrative expenses [1]	1,554	1,922	(368)	(19)%
Other expenses [2]	595	437	158	36%
Total commercial/industrial expenses	$5,383	$3,917	$1,466	37%
Operating income from commercial/industrial	$2,478	$1,578	$900	57%
[1] General and administrative expenses included compensation expense and overhead.
[2] The main components of the other expenses included tenant recoverable expenses and depreciation expenses.
•Commercial/industrial real estate development segment revenues were $7,861,000 for the six months ended June 30, 2025, an increase of $2,366,000, or 43%, from $5,495,000 for the six months ended June 30, 2024. The primary driver of this increase was the recognition of $2,373,000 in land sales revenue, following the Company's fulfillment of the performance obligation associated with a land sale that occurred in 2022.
•Commercial/industrial real estate development segment expenses were $5,383,000 for the six months ended June 30, 2025, an increase of $1,466,000, or 37%, from $3,917,000 for the six months ended June 30, 2024. The increase was primarily attributable to the recognition of $1,778,000 in cost of land sales, incurred to satisfy the performance obligation associated with a land sale transaction executed in 2022. Additionally, this segment incurred lower general and administrative costs of $368,000, partially offset by an increase in other expenses of $158,000 driven by higher depreciation expenses due to the Terra Vista assets being placed in service during the second quarter.

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
During the quarter ended June 30, 2025, vacancy rates in the Inland Empire climbed by 50 basis points to 6.8% as negative absorption and new supply in the second quarter 2025. Average asking rents continued to decline to $1.08. The San Fernando Valley and Ventura County industrial markets continued to experience tight conditions as demand remained positive. Vacancy held steady at 2.2% in San Fernando Valley and rose 40 basis points to 2.5% in Ventura County. Average asking rent experienced a slight quarter-over-quarter decline in the San Fernando Valley, dropping $0.06 to $1.47, while Ventura posted an increase to $1.30. See below for the vacancy rates and average asking rent of Inland Empire, San Fernando Valley and Ventura County.

	Vacancy Rates			Average Asking Rent
	June 30, 2025	December 31, 2024	June 30, 2024	June 30, 2025	December 31, 2024	June 30, 2024

Inland Empire	6.8%	6.8%	6.6%	1.08	1.15	1.31
San Fernando Valley and Ventura County	2.3%	2.4%	1.8%	1.42	1.42	1.55
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
Resort/residential real estate development segment expenses were $304,000 for the three months ended June 30, 2025, a decrease of $123,000 from $427,000 for the three months ended June 30, 2024. This decrease was primarily attributable to a decrease of $104,000 of payroll-related expense. The current period expenses consisted of general and administrative expenses of $278,000, professional services of $15,000 and other expenses of $11,000 for the three months ended June 30, 2025. The prior period expenses consisted of general and administrative expenses of $394,000, professional services of $22,000, and other expenses of $11,000 for the three months ended June 30, 2024.

Resort/residential real estate development segment expenses were $690,000 for the six months of 2025, a decrease of $1,298,000, or 65%, from $1,988,000 for the six months of 2024. The decrease was primarily attributable to additional expenses of $1,250,000 in 2024 related to professional service fees and planning costs related to capital efforts tied to the Company's master planned communities. The expenses consisted of general and administrative expenses of $630,000, professional services of $36,000, and other expenses of $24,000 for the six months ended June 30, 2025. The expenses consisted of general and administrative expenses of $669,000, professional services of $1,296,000, and other expenses of $23,000 for the six months ended June 30, 2024.

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
Mineral Resources:

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Mineral resources revenues
Oil and gas	$184	$274	$(90)	(33)%
Cement	693	818	(125)	(15)%
Rock aggregate	583	643	(60)	(9)%
Exploration leases	—	—	—	—%
Water sales	—	297	(297)	(100)%
Reimbursables and other	50	—	50	100%
Total mineral resources revenues	$1,510	$2,032	$(522)	(26)%
Cost of sales of water	(24)	255	(279)	(109)%
Other expenses[1]	814	860	(46)	(5)%
Total mineral resources expenses	$790	$1,115	$(325)	(29)%
Operating income from mineral resources	$720	$917	$(197)	(21)%
[1] The main components of the other expenses included general and administrative expenses and depreciation expenses.

•Mineral resources segment revenues were $1,510,000 for the three months ended June 30, 2025, representing a decrease of $522,000, or 26%, compared to $2,032,000 for the three months ended June 30, 2024. The decrease was primarily driven by a $297,000 decrease in water sales revenue, due to back-to-back above average rainfall years in California, which severely limited water sales opportunities. As rainfall levels increased, the demand for supplemental water diminished further, significantly reducing the number of viable sales opportunities, as consecutive wet years led to greater water accumulation and storage among users. Additionally, cement royalties decreased by $125,000 mainly attributable to lower production volumes during the quarter. Cement production in California declined in the first half of 2025 due to continued weakness in construction demand, high interest rates, and reduced infrastructure spending, consistent with broader national trends. Production levels are expected to recover in the second half of 2025 as interest rates are expected to ease and construction activity is expected to improve, although actual results may differ materially due to market or policy changes.
•Mineral resources segment expenses were $790,000 for the three months ended June 30, 2025, a decrease of $325,000, or 29%, from $1,115,000 for the three months ended June 30, 2024. The decrease was primarily associated with a decrease in water cost of sales of $279,000.

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Mineral resources revenues
Oil and gas	$380	$479	$(99)	(21)%
Cement	1,137	1,349	(212)	(16)%
Rock aggregate	856	896	(40)	(4)%
Exploration leases	—	1	(1)	(100)%
Water Sales	1,468	1,660	(192)	(12)%
Reimbursables and other	264	136	128	94%
Total mineral resources revenues	$4,105	$4,521	$(416)	(9)%
Cost of sales of water	1,183	1,415	(232)	(16)%
Other expenses[1]	1,692	1,816	(124)	(7)%
Total mineral resources expenses	$2,875	$3,231	$(356)	(11)%
Operating income from mineral resources	$1,230	$1,290	$(60)	(5)%
[1] The main components of the other expenses included general and administrative expenses and depreciation expenses.
•Mineral resources segment revenues were $4,105,000 for the first six months of 2025, a decrease of $416,000, or 9%, from $4,521,000 for the first six months of 2024. The reduction in revenues was primarily attributable to a decline in water sales revenue of $192,000, due to back-to-back above average rainfall years in California. As rainfall levels increased, the demand for supplemental water diminished further, significantly reducing the number of viable sales opportunities, as consecutive wet years led to greater water accumulation and storage among users. Additionally, cement royalties decreased by $212,000 driven by lower production volumes during the year-to-date period. Cement production in California declined in the first half of 2025 due to the continued weakness in construction demand, high interest rates, and reduced infrastructure spending, consistent with broader national trends. Production levels are expected to recover in the second half of 2025 as interest rates are expected to ease and construction activity is expected to improve, although actual results may differ materially due to market or policy changes.
•Mineral resources segment expenses were $2,875,000 for the first six months of 2025, a decrease of $356,000, or 11%, when compared to the same period in 2024. The decrease was primarily due to a decrease in water cost of sales recognized of $232,000, and a decrease in general and administrative expenses of $124,000 mostly related to a reduction in professional service fees.

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

In Kern County, the Company’s lands span three groundwater basins governed by the Sustainable Groundwater Management Act (SGMA): the Kern Subbasin, the White Wolf Subbasin, and the Castac Basin. Approximately 9% of the Company's Kern County land is within the Kern Subbasin and is primarily used for grazing with minimal water use. In contrast, the White Wolf Subbasin is being sustainably managed, with an approved GSP requiring only minor corrections, while the Castac Basin is a low-priority basin with no anticipated restrictions. The Company believes its diverse mix of surface water supplies, adjudicated groundwater rights, and banked water positions the Company well to navigate evolving regulatory frameworks and meet future water needs.
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

Farming:

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Farming revenues
Almonds	$425	$—	$425	100%
Hay	—	10	(10)	(100)%
Other	182	132	50	38%
Total farming revenues	$607	$142	$465	327%
Cost of sales	443	36	407	1,131%
Water holding costs	672	797	(125)	(16)%
Other expenses[1]	382	254	128	50%
Total farming expenses	$1,497	$1,087	$410	38%
Operating loss from farming	$(890)	$(945)	$55	(6)%
[1] The main components of the other expenses included general and administrative expenses and depreciation expenses.
•Farming segment revenues totaled $607,000 for the three months ended June 30, 2025, an increase of $465,000, or 327%, compared to $142,000 for the same period in 2024. The increase was primarily attributed to $425,000 in revenue from the sale of almond carryover crop during the current period. Approximately 156,000 pounds of almonds were sold during the three months ended June 30, 2025, whereas no almond sales occurred in the comparable period in 2024.
•Farming segment expenses were $1,497,000 for the three months ended June 30, 2025, an increase of $410,000, or 38%, from $1,087,000 during the same period in 2024. This increase was primarily due to an increase of $407,000 in almond cost of sales recognized in the period associated with higher crop sales volume. Additionally, water holding costs decreased by $125,000, partially offset by an increase in other expenses of $128,000 mostly due to increases in depreciation expense and utility costs.

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Farming revenues
Almonds	$1,897	$740	$1,157	156%
Pistachios	(10)	—	(10)	(100)%
Hay	—	66	(66)	(100)%
Other	276	201	75	37%
Total farming revenues	$2,163	$1,007	$1,156	115%
Cost of sales	1,743	1,088	655	60%
Water holding costs	1,516	1,553	(37)	(2)%
Other expenses[1]	786	513	273	53%
Total farming expenses	$4,045	$3,154	$891	28%
Operating loss from farming	$(1,882)	$(2,147)	$265	(12)%
[1] The main components of the other expenses included general and administrative expenses and depreciation expenses.
•Farming segment revenues were $2,163,000 for the first six months of 2025, an increase of $1,156,000, or 115%, from $1,007,000 during the same period in 2024. The increase was primarily attributed to $1,157,000 in almond carryover crop revenues in the current period. Approximately 727,000 pounds of almonds were sold during the six months ended June 30, 2025, whereas 381,000 almond sales occurred in the comparable period in 2024.
•Farming segment expenses were $4,045,000 for the first six months of 2025, an increase of $891,000, or 28%, from $3,154,000 compared to the same period in 2024. Increases in the current period expenses were primarily due to the higher almond carryover crop cost of sales over the comparative period associated with higher crop sales volume. Other expenses increased by $273,000 mostly related to additional depreciation, utility costs and professional services expenses.

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

The USDA's Objective Forecast for the 2025 California almond crop dated July 10, 2025, projects total production of 3.0 billion pounds, representing a 7% increase from the USDA's Subjective Forecast dated May 12, 2025, and a 10% increase compared to the 2024 crop of 2.73 billion pounds. We believe this projected increase in supply may place downward pressure on almond pricing during the 2025 crop year. While certain regions of California reported pollination challenges due to significant honeybee colony losses and resulting hive shortages, these issues did not materially impact the Company's pollination activities during the critical pollination period. However, adverse effects on yields in other growing regions could influence overall market dynamics. In addition, recently announced U.S. trade measures have raised the risk of retaliatory tariffs by major export partners, including the European Union, India, and China, which may negatively affect export demand and contribute to further pricing pressure.
Weather conditions can significantly affect the number of chill hours and chill portions accumulated during dormancy, both of which are critical to tree and vine development. In early 2025, California experienced an unusually warm winter, resulting in insufficient chill accumulation across major agricultural regions. Pistachio orchards were particularly impacted, and this deficiency may contribute to reduced yields. Additionally, late winter and early spring rainstorms disrupted standard field operations, including the timely application of pesticides and dormancy-breaking treatments. These weather-related delays may affect crop management schedules and overall productivity; however, the extent of the impact on 2025 production levels will not be fully known until the summer growing season progresses.
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
Ranch Operations:

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Ranch operations revenues
Game management and other [1]	$519	$418	$101	24%
Grazing	564	547	17	3%
Total ranch operations revenues	$1,083	$965	$118	12%
Operating expenses	709	587	122	21%
Compensation expense	407	395	12	3%
Other expenses[2]	219	279	(60)	(22)%
Total ranch operations expenses	$1,335	$1,261	$74	6%
Operating loss from ranch operations	$(252)	$(296)	$44	15%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
[2] The main components of the other expenses included amortization and depreciation expenses.
•Ranch operations revenues totaled $1,083,000 for the three months ended June 30, 2025, representing an increase of $118,000, or 12%, compared to $965,000 for the same period in 2024. The increase was primarily driven by a $101,000 rise in game management and other revenues, largely attributable to higher guided hunt revenues and increased revenue recognized from the High Desert Hunt Club.
•Ranch operations expenses were $1,335,000 for the three months ended June 30, 2025, an increase of $74,000, or 6%, from $1,261,000 for the same period in 2024. The increase was primarily attributable to higher operating expenses of $122,000, mostly related to higher repairs and maintenance costs of $77,000.

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Ranch operations revenues
Game management and other [1]	$1,250	$983	$267	27%
Grazing	1,137	1,089	48	4%
Total ranch operations revenues	$2,387	$2,072	$315	15%
Operating expenses	1,350	1,222	128	10%
Compensation expense	789	762	27	4%
Other expenses [2]	469	504	(35)	(7)%
Total ranch operations expenses	$2,608	$2,488	$120	5%
Operating loss from ranch operations	$(221)	$(416)	$195	47%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.
[2] The main components of the other expenses included amortization and depreciation expenses.
•Ranch operations revenues totaled $2,387,000 for the first six months of 2025, an increase of $315,000, or 15%, compared to $2,072,000 for the same period in 2024. The increase was primarily attributable to an increase in game management and other revenue of $267,000, primarily attributed to higher guided hunt revenues and increased revenue recognized from the High Desert Hunt Club.
•Ranch operations expenses were $2,608,000 for the first six months of 2025, an increase of $120,000, or 5%, from $2,488,000 for the same period in 2024. This increase was primarily attributable to higher operating expenses of $128,000 mainly associated with additional repairs and maintenance expenses of $62,000 and higher property taxes of $32,000.
Corporate and Other:
Corporate general and administrative costs were $4,900,000 for the three months ended June 30, 2025, an increase of $1,543,000, from $3,357,000 for the same period in 2024. The increase was primarily attributable to the additional professional fees and consulting expenses incurred during the period of $2,316,000 to defend the Company and its long-term strategy from a dissident proxy campaign that required significant engagement with shareholders and external advisors. The main components of the 2025 corporate expenses included compensation expenses of $1,939,000 and other expenses of $2,961,000. Other expenses include proxy defense related costs, professional services fees, licenses and fees, and depreciation expenses.
Corporate general and administrative costs were $9,136,000 for the first six months of 2025, an increase of $3,287,000, or 56%, from $5,849,000 for the same period in 2024. The increase was primarily due to the $3,399,000 incurred for the proxy defense related cost mentioned above during the six months ended June 30, 2025. Additionally, the Company incurred an increase of $507,000 in compensation expenses over the comparative period due to a prorated bonus earned by an outgoing executive in connection with his retirement on March 31, 2025. The main components of the 2025 corporate expenses included compensation expenses of $4,607,000 and other expenses of $4,529,000. Other expenses include proxy defense related costs, professional services fees, licenses and fees, and depreciation expenses.
Total other income was $222,000 for the three months ended June 30, 2025, a decrease of $337,000 from $559,000 for the same period in 2024, primarily due to lower investment income as a result of a decrease in marketable securities balance.
Total other income was $492,000 for the six months ended June 30, 2025, a decrease of $682,000, from $1,174,000 for the same period in 2024. The decrease was primarily attributable to lower investment income driven by a decrease in marketable securities balance.

Joint Ventures:

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$2,091	$2,376	$(285)	(12)%
TRCC/Rock Outlet Center LLC	(503)	(337)	(166)	(49)%
TRC-MRC 1, LLC	244	59	185	314%
TRC-MRC 2, LLC	484	333	151	45%
TRC-MRC 3, LLC	121	105	16	15%
TRC-MRC 4, LLC	72	182	(110)	60%
TRC-MRC 5, LLC	46	51	(5)	(10)%
Total equity in earnings	$2,555	$2,769	$(214)	(8)%

•Equity in earnings was $2,555,000 for the three months ended June 30, 2025, a decrease of $214,000, from $2,769,000 during the same period in 2024. The decrease was primarily attributable to a reduction in equity in earnings recorded for the TA/Petro joint venture of approximately $285,000 driven by a 7% decline in nonfuel gross margins and a 10% increase in operating expense compared to the same period in 2024. Equity in loss from TRCC/Rock Outlet Center LLC joint venture increased by $166,000 compared to the prior period, primarily due to a decrease in contingent rental income resulting from reduced consumer traffic in the first half of 2025, relative to the same period in 2024. Equity in earnings for our TRC-MRC, LLC joint ventures increased due to higher rental rates or rental escalations, except for a decrease in TRC-MRC 4, LLC equity in earnings as a result of an insurance reimbursement in prior year which did not reoccur in 2025.

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$2,624	$3,219	$(595)	(18)%
TRCC/Rock Outlet Center LLC	(868)	(633)	(235)	(37)%
TRC-MRC 1, LLC	463	151	312	207%
TRC-MRC 2, LLC	1,022	888	134	15%
TRC-MRC 3, LLC	244	214	30	14%
TRC-MRC 4, LLC	177	321	(144)	(45)%
TRC-MRC 5, LLC	51	122	(71)	(58)%
Total equity in earnings	$3,713	$4,282	$(569)	(13)%
•Equity in earnings was $3,713,000 for the six months ended June 30, 2025, a decrease of $569,000, or 13%, from $4,282,000 during the same period in 2024. The decrease was primarily attributable to a reduction in equity in earnings recorded for the TA/Petro joint venture of approximately $595,000 driven by a 7.6% decline in nonfuel gross margins and a 10.9% increase in operating expense compared to the same period in 2024. Equity in loss from TRCC/Rock Outlet Center LLC joint venture increased by $235,000 compared to the prior period, due to a decrease in contingent rental income resulting from reduced consumer traffic in the first half of 2025, relative to the same period in 2024. Equity in earnings for TRC-MRC 4, LLC decreased as a result of an insurance reimbursement in prior year, and for TRC-MRC 5, LLC decreased due to higher property taxes compared with the prior year period.
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
Income Taxes
For the six months ended June 30, 2025, we had an income tax benefit of $837,000 compared to $2,118,000 for the six months ended June 30, 2024. The effective tax rates approximated 21% and 102% for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had income taxes receivable of $2,435,000. We classify interest and penalties incurred on tax payments as income tax expenses.
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
Our cash, cash equivalents and marketable securities totaled approximately $20,054,000 as of June 30, 2025, a decrease of $33,654,000 from $53,708,000 as of December 31, 2024, due primarily to funding of construction on the Terra Vista at Tejon multi-family apartment community.
The following table shows our cash flow activities for the six months ended June 30,

(in thousands)	2025	2024
Operating activities	$(1,726)	$(1,026)
Investing activities	$(49,551)	$(1,643)
Financing activities	$14,510	$3,794

Operating Activities
During the first six months of 2025, our operations used $1,726,000, largely attributable to cash used to settle our current liabilities balance including liability related to stock compensation awards of $1,831,000.
During the first six months of 2024, our operations used $1,026,000. Our operating assets were increased by using $1,104,000 of cash, and our current liabilities were reduced by using $452,000 of cash. Partially offsetting the above-mentioned cash usages was cash distribution from unconsolidated joint ventures of $674,000.
Investing Activities
During the first six months of 2025, investing activities used $49,551,000. The increase in investing activities is primarily related to the construction of Terra Vista at Tejon, and we expect the costs to continue throughout 2025 for the first phase of this multi-family project.
We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $37,146,000 for real estate development. At TRCC, we spent $22,850,000 of construction cost on Terra Visa at Tejon and $5,663,000 on infrastructure improvements at TRCC-East. We also spent $1,469,000 and $1,073,000 on permitting efforts for MV and Grapevine, respectively, and $1,863,000 on litigation defense for Centennial. Within our farming segment, we spent $3,752,000, which included cultural costs for orchards currently classified as under development and replacement of machinery and equipment. Additionally, we used $9,519,000 to acquire water assets. We had marketable securities of $23,655,000 that matured, and we reinvested $26,652,000. Lastly, we received proceeds of $310,000 from joint venture distributions.

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
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2025 is primarily related to our real estate projects. These estimated investments include approximately $6,807,000 of construction costs for the Terra Vista at Tejon multi-family project phase 1 development and $5,000,000 of infrastructure development at TRCC-East to support the continued commercial retail and industrial development, water treatment system improvements, and expansion of the wastewater treatment plant for future anticipated absorption. We also expect to invest up to $4,186,000 for land planning, litigation/appeals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2025.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2025 and 2024, was $1,961,000 and $2,009,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects, which aggregated $1,098,000 and $1,493,000 for the six months ended June 30, 2025 and 2024, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first six months of 2025, financing activities provided $14,510,000, which was attributable to borrowings on the line of credit of $15,000,000 to fund construction projects and other ongoing development such as Terra Vista and TRCC infrastructure, partially offset by the tax payments on vested share grants of $490,000.
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
Capital Structure and Financial Condition
At June 30, 2025, total capitalization at book value was $568,833,000, consisting of $81,942,000 of debt and $486,891,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 14.4%.

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
The interest rate per annum applicable to the Revolving Credit Facility is one-month term SOFR plus an interest rate spread that is based on TRC’s consolidated net liabilities to equity ratio (NLER). The interest rate spread for the NLER has three tiers: (1) 2.75% if the NLER is 55% or more; (2) 2.5% if the NLER is between 35% and less than 55%; and (3) 2.25% if the NLER is less than 35%. The interest rate spread in the previous sentence may effectively be reduced by applying a patronage credit for TRC’s participation in the farm credit program, which patronage credit historically has been (for reference and information purposes only and not as a guarantee of future patronage credit) between 100-125 basis points. The Administrative Agent pays the patronage credit annually in the form of a dividend. As of June 30, 2025, the Company's NLER was in tier 3, or less than 35%, and the applicable interest rate spread was 2.25%. We received partial patronage credit in February 2025 of $420,000 which represents 125 basis points from the primary lender and we received the remaining patronage credit in March 2025 for $202,000 which represents 100 basis point from the other participating lenders.
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
At June 30, 2025 and December 31, 2024, we were in compliance with all financial covenants.
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
We had a strong liquidity position at June 30, 2025 with $20,054,000 in cash and securities and $78,058,000 available on our RLC to meet any short-term liquidity needs. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of June 30, 2025, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less		Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	1,462,769	4,602		29,828	31,646	1,396,693	2
Revolving line-of-credit	81,942	—		—	81,942	—
Cash contract commitments	16,016	14,427	1	518	—	1,071
Defined Benefit Plan	5,490	484		1,000	995	3,011
SERP	5,247	580		1,134	1,090	2,443
Total contractual obligations	$1,571,464	$20,093		$32,480	$115,673	$1,403,218
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
As of June 30, 2025, aggregate outstanding debt of unconsolidated joint ventures was $218,895,000; $20,384,000 of this debt was attributable to the loan for TRCC/Rock Outlet Center LLC joint venture. This loan was 100% guaranteed at June 30, 2025. All other outstanding debt attributed to our joint ventures have met their respective debt covenants, and hence were not subject to an effective guarantee at June 30, 2025. We do not provide a guarantee on the $11,412,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net (loss) income	$(1,713)	$956	$(3,179)	$42
Net loss attributable to non-controlling interest	(1)	(1)	(3)	(1)
Interest, net
Consolidated	(226)	(630)	(572)	(1,315)
Our share of interest expense from unconsolidated joint ventures	1,473	1,552	2,934	3,094
Total interest, net	1,247	922	2,362	1,779
Income tax benefit	435	(1,176)	(837)	(2,118)
Depreciation and amortization:
Consolidated	1,095	915	2,110	1,921
Our share of depreciation and amortization from unconsolidated joint ventures	1,738	1,687	3,432	3,294
Total depreciation and amortization	2,833	2,602	5,542	5,215
EBITDA	2,803	3,305	3,891	4,919
Stock compensation expense	624	1,841	1,290	2,354
Items impacting comparability:
Shareholder activism expense [1]	2,316	—	3,399	—
Adjusted EBITDA	$5,743	$5,146	$8,580	$7,273
[1] Represents advisory fees related to the contested board election and proxy defense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Commercial/Industrial operating income	$1,571	$560	$2,478	$1,578
Plus: Commercial/Industrial depreciation and amortization	245	109	352	214
Plus: General, administrative, cost of sales and other expenses	1,255	1,742	2,771	3,362
Less: Other revenues including land sales	(1,222)	(616)	(1,885)	(1,486)
Total Commercial/Industrial net operating income	$1,849	$1,795	$3,716	$3,668

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Net operating income	2025	2024	2025	2024
Pastoria Energy Facility	$1,154	$1,047	$2,326	$2,272
TRCC	244	355	521	667
Communication leases	329	266	632	512
Other commercial leases	122	127	237	217
Total Commercial/Industrial net operating income	$1,849	$1,795	$3,716	$3,668
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Earnings of unconsolidated joint ventures	$4,412	$4,747	$6,551	$7,492
Interest expense of unconsolidated joint ventures	2,911	3,059	5,796	6,102
Operating income of unconsolidated joint ventures	7,323	7,806	12,347	13,594
Depreciation and amortization of unconsolidated joint ventures	3,308	3,223	6,534	6,287
Net operating income of unconsolidated joint ventures	$10,631	$11,029	$18,881	$19,881

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
Our current RCL has a $81,942,000 outstanding balance. The interest rate on this line of credit can float at a rate equal to one-month term SOFR plus 2.25%, before patronage, for an effective rate of 6.60% at June 30, 2025. During the term of this RCL (which matures in January 2029), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary outstanding balances.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2025
(In thousands except percentage data)

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Assets:
Marketable securities	$6,485	$9,335	$1,744	$—	$—	$—	$17,564	$17,554
Weighted average interest rate	4.37%	4.01%	4.43%	—%	—%	—%	4.18%
Liabilities:
Revolving line-of-credit	$—	$—	$—	$—	$81,942	$—	$81,942	$81,942
Weighted average interest rate[1]	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%. The all-in rate was 6.60% as of June 30, 2025, before patronage.

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
As of June 30, 2025, there were no receivables that were subject to commodity price fluctuations given there was no pistachio yield in 2024.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None
(b) Not applicable.
(c) None.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.4	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20

10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders, LLC Redemption and Withdrawal Agreement - Lewis Tejon Member	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.47	*Executive Severance Agreement - Executive Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	FN 42
10.52	Credit Agreement Between Tejon Ranchcorp and Bank of America, N.A.	FN 43
10.53	Executive Officer Severance Agreement – Marc Hardy	FN 44
10.54	Credit Agreement Between Tejon Ranchcorp and AgWest Farm Credit, PCA	FN 45
10.55	Consulting Letter Agreement between Tejon Ranch Co. and Gregory S. Bielli	FN 46
10.56	Limited Liability Company Agreement of TRC-DP 1, LLC	FN 47
10.57	*Compensatory Agreement approved by the Board on February 10, 2025, by and among Tejon Ranch Co. and Matthew H. Walker	FN 48
10.58	Support Agreement, by and between Tejon Ranch Co. and Nitor Capital Management, LLC, dated November 4, 2024	FN 49
10.59	*Tejon Ranch Co. 2023 Stock Incentive Plan	Filed herewith
10.60	*Form of Restricted Stock Unit Agreement	Filed herewith
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2023, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the period ended March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.

FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.
FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 42	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022, is incorporated herein by reference.
FN 43	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.52 to our Quarterly Report on Form 10-Q for the period ended September 30, 2022, is incorporated herein by reference.
FN 44	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.53 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023, is incorporated herein by reference.
FN 45	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 20, 2023, is incorporated herein by reference.
FN 46	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on March 26, 2024, is incorporated herein by reference.
FN 47	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.56 to our Quarterly Report on Form 10-Q for the period ended September 30, 2024, is incorporated herein by reference.
FN 48	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on February 11, 2025, is incorporated herein by reference.
FN 49	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 8, 2024, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

August 7, 2025	/s/ Matthew H. Walker
Date	Matthew H. Walker
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2025	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Chief Financial Officer, Treasurer, Senior Vice President, Finance and Chief Accounting Officer
(Principal Financial and Accounting Officer)