Form 10-Q
period 2025-09-30
TEJON RANCH CO
filed 2025-11-06
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on October 31, 2025 was 26,893,955.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,571	$39,267
Marketable securities - available-for-sale	17,473	14,441
Accounts receivable	5,075	7,916
Inventories	8,230	3,972
Prepaid expenses and other current assets	2,203	3,806
Total current assets	36,552	69,402
Real estate and improvements - held for lease, net	59,679	16,253
Real estate development (includes $127,120 at September 30, 2025 and $124,136 at December 31, 2024, attributable to CFL (Note 14))	370,514	377,905
Property and equipment, net	59,368	56,387
Investments in unconsolidated joint ventures	33,754	28,980
Net investment in water assets	63,847	55,091
Other assets	5,873	3,980
TOTAL ASSETS	$629,587	$607,998

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$6,613	$9,085
Accrued liabilities and other	4,153	5,549
Deferred income	2,968	2,162
Total current liabilities	13,734	16,796
Revolving line of credit	91,942	66,942
Long-term deferred gains	10,851	11,447
Deferred tax liability	9,028	9,059
Other liabilities	15,442	14,798
Total liabilities	140,997	119,042
Commitments and contingencies (Note 11)
Equity:
Tejon Ranch Co. stockholders’ equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,893,955 at September 30, 2025 and 26,822,768 at December 31, 2024	13,447	13,412
Additional paid-in capital	349,604	348,497
Accumulated other comprehensive income	87	87
Retained earnings	110,092	111,598
Total Tejon Ranch Co. stockholders’ equity	473,230	473,594
Non-controlling interest	15,360	15,362
Total equity	488,590	488,956
TOTAL LIABILITIES AND EQUITY	$629,587	$607,998
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Real estate - commercial/industrial	$3,124	$3,002	$10,985	$8,497
Mineral resources	3,172	3,166	7,277	7,687
Farming	4,335	3,242	6,498	4,249
Ranch operations	1,338	1,446	3,725	3,518
Total revenues	11,969	10,856	28,485	23,951
Costs and expenses:
Real estate - commercial/industrial	2,148	2,088	7,531	6,005
Real estate - resort/residential	318	328	1,008	2,316
Mineral resources	2,121	1,812	4,996	5,043
Farming	5,362	6,252	9,407	9,406
Ranch operations	1,176	1,223	3,784	3,711
Corporate expenses	2,868	2,945	12,004	8,794
Total costs and expenses	13,993	14,648	38,730	35,275
Operating loss	(2,024)	(3,792)	(10,245)	(11,324)
Other income:
Investment income	177	528	749	1,843
Other loss, net	(9)	(69)	(89)	(210)
Total other income, net	168	459	660	1,633
Loss before equity in earnings of unconsolidated joint ventures and income tax benefit	(1,856)	(3,333)	(9,585)	(9,691)
Equity in earnings of unconsolidated joint ventures, net	2,555	3,329	6,268	7,611
Income (loss) before income tax benefit	699	(4)	(3,317)	(2,080)
Income tax (benefit) expense	(972)	1,832	(1,809)	(286)
Net income (loss)	1,671	(1,836)	(1,508)	(1,794)
Net income (loss) attributable to non-controlling interest	1	—	(2)	(1)
Net income (loss) attributable to common stockholders	$1,670	$(1,836)	$(1,506)	$(1,793)
Net income (loss) per share attributable to common stockholders, basic	$0.06	$(0.07)	$(0.06)	$(0.07)
Net income (loss) per share attributable to common stockholders, diluted	$0.06	$(0.07)	$(0.06)	$(0.07)

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$1,671	$(1,836)	$(1,508)	$(1,794)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	14	46	—	40
Other comprehensive income before taxes	14	46	—	40
Income tax loss related to other comprehensive loss items	(4)	(13)	—	(11)
Other comprehensive income	10	33	—	29
Comprehensive income (loss)	1,681	(1,803)	(1,508)	(1,765)
Comprehensive income (loss) attributable to non-controlling interests	1	—	(2)	(1)
Comprehensive income (loss) attributable to common stockholders	$1,680	$(1,803)	$(1,506)	$(1,764)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net loss	$(1,508)	$(1,794)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,800	3,137
Amortization of discount of marketable securities	(154)	(425)
Equity in earnings of unconsolidated joint ventures, net	(6,268)	(7,611)
Non-cash retirement plan expense	321	267
Gain on sale of property plant and equipment	—	(8)
Deferred income taxes	(31)	3
Stock compensation expense	1,157	4,086
Excess tax provision (benefit) from stock-based compensation	31	(1)
Distribution of earnings from unconsolidated joint ventures	2,815	1,092
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	(1,381)	1,292
Current liabilities	(2,888)	1,007
Net cash (used in) provided by operating activities	(4,106)	1,045
Investing Activities
Maturities and sales of marketable securities	29,508	85,769
Funds invested in marketable securities	(32,387)	(66,640)
Real estate and equipment expenditures	(49,393)	(40,995)
Reimbursement proceeds from Community Facilities District	5,559	3,309
Proceeds from sale of property plant and equipment	44	13
Investment in unconsolidated joint ventures	(1,278)	—
Distribution of equity from unconsolidated joint ventures	773	5,783
Investments in water assets	(8,926)	(4,616)
Net cash used in investing activities	(56,100)	(17,377)
Financing Activities
Borrowings on line of credit	25,000	12,000
Taxes on vested stock grants	(490)	(206)
Net cash provided by financing activities	24,510	11,794
Decrease in cash, cash equivalents, and restricted cash	(35,696)	(4,538)
Cash, cash equivalents, and restricted cash at beginning of period	39,767	32,407
Cash, cash equivalents, and restricted cash at end of period	$4,071	$27,869

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$3,571	$27,369
Restricted cash (Shown in prepaid expenses and other current assets)	500	500
Total cash, cash equivalents, and restricted cash	$4,071	$27,869

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$2,054	$4,255
Accrued long-term water assets included in current liabilities	$852	$300

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, June 30, 2025	26,880,668	$13,441	$349,592	$77	$108,422	$471,532	$15,359	$486,891
Net income	—	—	—	—	1,670	1,670	1	1,671
Other comprehensive income	—	—	—	10		10	—	10
Restricted stock issuance	13,287	6	(6)	—	—	—	—	—
Stock compensation	—	—	18	—	—	18	—	18
Balance, September 30, 2025	26,893,955	$13,447	$349,604	$87	$110,092	$473,230	$15,360	$488,590

Balance, June 30, 2024	26,806,409	$13,404	$347,040	$(175)	$108,951	$469,220	$15,363	$484,583
Net loss	—	—	—	—	(1,836)	(1,836)	—	(1,836)
Other comprehensive income	—	—	—	33		33	—	33
Restricted stock issuance	8,271	4	(4)	—	—	—	—	—
Stock compensation	—	—	903	—	—	903	—	903
Balance, September 30, 2024	26,814,680	$13,408	$347,939	$(142)	$107,115	$468,320	$15,363	$483,683

See accompanying notes.

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2024	26,822,768	$13,412	$348,497	$87	$111,598	$473,594	$15,362	$488,956
Net loss	—	—	—	—	(1,506)	(1,506)	(2)	(1,508)
Other comprehensive loss	—	—	—	—	—	—	—	—
Restricted stock issuance	102,690	51	(51)	—	—	—	—	—
Stock compensation	—	—	1,632	—	—	1,632	—	1,632
Shares withheld for taxes and tax benefit of vested shares	(31,503)	(16)	(474)	—	—	(490)	—	(490)
Balance, September 30, 2025	26,893,955	$13,447	$349,604	$87	$110,092	$473,230	$15,360	$488,590

Balance, December 31, 2023	26,770,545	$13,386	$345,609	$(171)	$108,908	$467,732	$15,364	$483,096
Net income (loss)	—	—	—	—	(1,793)	(1,793)	(1)	(1,794)
Other comprehensive loss	—	—	—	29	—	29	—	29
Restricted stock issuance	62,590	31	(31)	—	—	—	—	—
Stock compensation	—	—	2,558	—	—	2,558	—	2,558
Shares withheld for taxes and tax benefit of vested shares	(18,455)	(9)	(197)	—	—	(206)	—	(206)
Balance, September 30, 2024	26,814,680	$13,408	$347,939	$(142)	$107,115	$468,320	$15,363	$483,683

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
The periods ended September 30, 2025 and 2024 include the consolidation of CFL’s statements of operations within the resort/residential real estate development segment, statements of changes in equity, and statements of cash flows. The Company’s September 30, 2025 and December 31, 2024 balance sheets are presented on a consolidated basis, including the consolidation of CFL.
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
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relates to funds held in escrow. The Company had $500,000 of restricted cash as of September 30, 2025 and December 31, 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted-average number of shares outstanding:
Common stock	26,890,979	26,814,051	26,874,211	26,801,044
Common stock equivalents[1]	48,881	—	—	—
Diluted shares outstanding	26,939,860	26,814,051	26,874,211	26,801,044
[1] For the nine months ended September 30, 2025, 75,335 shares of restricted stock were excluded from the calculation of diluted net loss per share as the shares were antidilutive. For the three and nine months ended September 30, 2024, 83,668 and 101,754 shares of restricted stock were excluded from the calculation of diluted net loss per share as the shares were antidilutive.

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

($ in thousands)		September 30, 2025		December 31, 2024
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrealized gains		921	923	248	248
Total Certificates of deposit	Level 1	921	923	248	248
U.S. Treasury and agency notes
with unrealized losses for less than 12 months		7,223	7,216	6,115	6,109
with unrealized gains		8,232	8,239	7,573	7,583
Total U.S. Treasury and agency notes	Level 2	15,455	15,455	13,688	13,692
Corporate notes
with unrealized gains		581	582	—	—
Total Corporate notes	Level 2	581	582	—	—
Municipal notes
with unrealized losses for less than 12 months		249	249	501	501
with unrealized gains		263	264	—	—
Total Municipal notes	Level 2	512	513	501	501

		$17,469	$17,473	$14,437	$14,441
The Company uses an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At September 30, 2025, the Company has not recorded any credit losses.
As of September 30, 2025, the fair market value of investment securities was $4,000 above their cost basis. The Company’s gross unrealized holding gains equaled $11,000 and gross unrealized holding losses equaled $7,000. For the three months ended September 30, 2025, the adjustment to accumulated other comprehensive loss reflected an increase in market value of $14,000, before the impact of a tax provision of $4,000. For the nine months ended September 30, 2025, there was no change in value.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance. The accrued interest receivables balance totaled $133,000 as of September 30, 2025 and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at September 30, 2025 and December 31, 2024 were caused by relative changes in interest rates since the time of purchase and not changes in credit quality. The contractual cash flows for these securities are guaranteed by U.S. government agencies. As of September 30, 2025 and December 31, 2024, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of September 30, 2025 and December 31, 2024.

Corporate notes
The unrealized losses on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of September 30, 2025 and December 31, 2024, the Company did not intend to sell these securities and it is not more-likely-than-not the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of September 30, 2025 and December 31, 2024.
The following tables summarize the maturities, at par, of marketable securities as of:

	September 30, 2025
($ in thousands)	2025	2026	2027	Total
Certificates of deposit	$—	$425	$496	$921
U.S. Treasury and agency notes	500	13,750	1,237	15,487
Corporate notes	144	191	248	583
Municipal notes	—	250	260	510
Total	$644	$14,616	$2,241	$17,501

	December 31, 2024
($ in thousands)	2025	2026	2027	Total
Certificates of deposit	$248	$—	$—	$248
U.S. Treasury and agency notes	12,015	1,000	737	13,752
Municipal notes	500	—	—	500
	$12,763	$1,000	$737	$14,500
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of September 30, 2025 and December 31, 2024.
4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	September 30, 2025	December 31, 2024
Real estate development
Mountain Village	$160,570	$158,348
Centennial	127,120	124,136
Grapevine	44,828	42,456
Tejon Ranch Commerce Center
- Commercial	23,917	23,724
- Residential	14,079	29,241
Total Tejon Ranch Commerce Center	37,996	52,965
Real estate development	$370,514	$377,905

Real estate and improvements - held for lease
Tejon Ranch Commerce Center
- Commercial	$20,644	$20,596
- Residential	44,051	—
Total Tejon Ranch Commerce Center	$64,695	$20,596
Less accumulated depreciation	(5,016)	(4,343)
Real estate and improvements - held for lease, net	$59,679	$16,253

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
Water revenues and cost of sales were as follows for the nine months ended ($ in thousands):

	September 30, 2025	September 30, 2024
Acre-Feet Sold	2,362	2,625

Revenues	$3,156	$3,260
Cost of sales	2,548	2,663
Profit	$608	$597

Costs assigned to water assets held for future use were as follows ($ in thousands):

	September 30, 2025	December 31, 2024
Banked water and water for future delivery	$45,182	$36,048
Transferable water	679	35
Total water held for future use at cost	$45,861	$36,083

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	September 30, 2025		December 31, 2024
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water purchase contract *	$11,581	$(7,117)	$11,581	$(6,755)
Nickel water purchase contract *	18,740	(7,657)	18,740	(7,175)
Tulare Lake Basin water purchase contract *	6,479	(4,040)	6,479	(3,862)
	$36,800	$(18,814)	$36,800	$(17,792)
Net cost of purchased water contracts	17,986		19,008
Total cost of water held for future use	45,861		36,083
Net investments in water assets	$63,847		$55,091
*All water purchase contracts were acquired from third parties.

Water contracts with WRMWSD and TCWD are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage are:

(in acre-feet, unaudited)	September 30, 2025	December 31, 2024
Water held for future use
TCWD - Banked water owned by the Company	63,406	60,936
Company water bank	54,728	54,728
Transferable water	933	505
Recharged water	6,797	6,797
Total water held for future use	125,864	122,966
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	157,297	154,399
6.     ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities and other current liabilities consisted of the following:

($ in thousands)	September 30, 2025	December 31, 2024
Accrued vacation	$563	$707
Accrued paid personal leave	156	295
Accrued bonus	1,736	2,425
Property tax payable[1]	1,325	—
Accrued stock compensation expense[2]	—	1,831
Other	373	291
	$4,153	$5,549
[1] California property taxes are accrued throughout the year and are paid every April and December. [2] Cash settled awards classified as liabilities.
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	September 30, 2025	December 31, 2024
Revolving line-of-credit[1]	$91,942	$66,942
[1] Deferred loan costs for the revolving line-of-credit as of September 30, 2025 and December 31, 2024 were recorded under the caption "Other Assets" on the Consolidated Balance Sheets.
On November 17, 2023, the Company entered into a Credit Agreement with AgWest Farm Credit, PCA and certain other lenders (the Revolving Credit Facility). The Revolving Credit Facility provides TRC a RCL in the amount of $160,000,000. The RCL requires interest only payments and has a maturity date of January 1, 2029. As of September 30, 2025, the outstanding balance under the RCL was $91,942,000, and the interest rate was one-month term SOFR plus a margin of 2.25% for an effective rate of 6.55% before patronage, which for 2024 was 125 basis points, or bps, from AgWest and 100 bps from other participant lenders, for a net all-in rate of 5.44%.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	September 30, 2025	December 31, 2024
Supplemental executive retirement plan liability (See Note 12)	$5,548	$5,720
Excess joint venture distributions and other (See Note 14)	9,894	9,078
Total	$15,442	$14,798

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

The following is a summary of the Company’s Performance Condition Grants outstanding as of September 30, 2025:

Performance Condition Grants
Target performance	237,445
Maximum performance	298,159
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the nine months ended September 30, 2025:

September 30, 2025
Stock grants outstanding beginning of period at target achievement	312,564
New stock grants/additional shares due to achievement in excess of target	170,925
Vested grants	(25,012)
Expired/forfeited grants	(93,679)
Stock grants outstanding end of period at target achievement	364,798

The following is a summary of the assumptions used to determine the fair value for the Company’s outstanding market-based Performance Condition Grants as of September 30, 2025:

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

The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of September 30, 2025 were $2,101,000 and 17 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant and is expensed over the performance period if it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum, the Company determines, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, the Company determines the number of awards probable of vesting and expenses the grant date fair value of such awards over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company adjusts compensation cost according to the actual outcome of the performance condition.

Under the 2023 Stock Incentive Plan, each non-employee director, during the years presented, received all or a portion of his or her annual compensation in stock.

The following table summarizes stock compensation costs for the Company's 2023 Stock Incentive Plan, 1998 Stock Incentive Plan, and the prior Non-Employee Director Stock Incentive Plan for the following periods:

($ in thousands)	Nine Months Ended September 30,
Employee	2025	2024
Expensed	$519	$3,665
Capitalized	475	620
	994	4,285
Director	638	421
Total stock compensation costs	$1,632	$4,706
10.     INCOME TAXES
The Company’s provision for income taxes has been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the nine months ended September 30, 2025, the Company’s income tax benefit was $1,809,000 compared to income tax benefit of $286,000 for the nine months ended September 30, 2024. Effective tax rates were 55% and 14% for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had income tax receivables of $3,458,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.

For the nine months ended September 30, 2025, the Company’s effective tax rate was above statutory tax rates as a result of permanent differences related to Internal Revenue Code Section 162(m) limitations. Internal Revenue Code Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts and Jobs Act.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our annual effective tax rate and cash tax position, but we expect that the legislation will likely not have a material impact on our financial statements.
11.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $12,366,000 was paid during the nine months ended September 30, 2025. These water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2085, and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. The Company's contractual obligation for future water payments was $1,458,839,000 as of September 30, 2025.
Contracts
The Company terminated a consulting arrangement in 2014 related to the Grapevine at Tejon Ranch development (Grapevine) and remains obligated to pay an incentive fee upon obtaining certain regulatory approvals (Regulatory Approvals). The fee is based on the increase in the property’s fair market value over a base value, to be determined at the time Regulatory Approvals are obtained, with an additional fee measured from the property’s value five years thereafter. The final amount will be determined at those future valuation dates, and, at this time, the fees cannot be reasonably estimated.
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

As a landowner in each CFD, the Company is obligated to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of September 30, 2025, there were no additional improvement funds remaining from the West CFD bonds. On July 25, 2024, TRPFFA sold bonds that provide approximately $25,000,000 of improvement funds for the reimbursement of public infrastructure costs at TRCC-East. As of September 30, 2025, there are $14,290,000 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal year 2025, the Company expects to pay approximately $3,642,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future, based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on September 30, 2025.
Centennial
On April 30, 2019, the Los Angeles County Board of Supervisors granted final entitlement approval for the Centennial project. On May 15, 2019, Climate Resolve filed an action in Los Angeles Superior Court (the Climate Resolve Action), pursuant to CEQA and the California Planning and Zoning Law, against the County of Los Angeles and the Los Angeles County Board of Supervisors (collectively, LA County) concerning LA County’s granting of approvals for the Centennial project, including certification of the final EIR and related findings (Centennial EIR); approval of associated general plan amendments; adoption of associated zoning; adoption of the Centennial Specific Plan; approval of a subdivision map for financing purposes; and adoption of a development agreement, among other approvals (collectively, the Centennial Approvals). Separately, on May 28, 2019, the CBD and the CNPS filed an action in Los Angeles County Superior Court (the CBD/CNPS Action) against LA County; like the Climate Resolve Action, the CBD/CNPS Action also challenges the Centennial Approvals. The Company, its wholly owned subsidiary Tejon Ranchcorp, and CFL were named as real parties-in-interest in both the Climate Resolve Action and the CBD/CNPS Action.
The Climate Resolve Action and the CBD/CNPS Action collectively alleged that LA County failed to properly follow the procedures and requirements of CEQA and the California Planning and Zoning Law. The Climate Resolve Action and the CBD/CNPS Action were deemed “related” and, while not consolidated under court rules or the rules of civil procedure, the Los Angeles Superior Court judge (Superior Court or Court) trying both cases determined during early trial management conferences to hold one set of hearings and issue one ruling on the matters as part of the adjudication. The Climate Resolve Action and CBD/CNPS Action sought to invalidate the Centennial Approvals and require LA County to revise the environmental documentation related to the Centennial project.
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
On November 30, 2021, the Company, together with Ranchcorp and CFL, entered into a Settlement Agreement with Climate Resolve. Pursuant to the Settlement Agreement, the Company has agreed as stated and obligated in the Settlement Agreement: (1) to make Centennial a net zero GHG emissions project through various on-site and off-site measures including, but not limited to, installing electric vehicle chargers and establishing and funding incentive programs for the purchase of electric vehicles; (2) to fund certain on-site and off-site fire protection and prevention measures; and (3) to provide annual public reports and create an organization to monitor progress towards these commitments. The foregoing is only a summary of the material terms of the Settlement Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Settlement Agreement. In exchange, Climate Resolve filed a request for dismissal of the Climate Resolve Action with prejudice from the Court. On January 14, 2022, the Court heard CBD/CNPS' Motion for Reconsideration and issued its decision granting CBD/CNPS prevailing party status based on the Court’s conclusions in the Climate Resolve Action, which status as prevailing parties could require the Company to pay CBD/CNPS’s attorneys’ fees and other costs, which amounts could be significant.

On October 26, 2022, the Court held a hearing concerning the entry of final judgment and awarding of appropriate remedies, at which time the Court agreed to: (a) hear the Company’s Motion for Reconsideration as to the successful challenges Climate Resolve prevailed upon within the Climate Resolve Action and ordered the Parties to appear on December 14, 2022 to hear the Company’s Motion for Reconsideration and (b) rule on the entry of final judgment and setting of remedies at a February 17, 2023 hearing date.
At the December 14, 2022 hearing, the Court denied the Company’s Motion for Reconsideration. At the February 17, 2023 hearing, the Court took into submission the Parties’ legal briefs and oral arguments. On March 22, 2023, the Court decided in favor of CBD/CNPS and signed CBD/CNPS’s proposed form of judgment, which included a full rescission of the Centennial project approvals previously issued by Los Angeles County and which also concluded that CBD/CNPS were prevailing parties ("Judgment").
On May 26, 2023, the Company filed a Notice of Appeal with the Superior Court, thereby appealing the Judgment to the Second District of the California Court of Appeal (Court of Appeal). On June 27, 2023, CBD/CNPS cross-appealed the Judgment. The Court of Appeal held a hearing on April 3, 2025 for this matter. On June 26, 2025, the Court of Appeal issued a written decision affirming the Superior Court’s Judgment. In doing so, the Court of Appeal upheld the Superior Court determinations that (i) the CBD/CNPS Action claims related to wildlife connectivity, perennial grassland and wildflower impacts, and project alternatives were without merit, (ii) California’s Cap-and-Trade Program cannot be used as a compliance pathway for mitigating GHG impacts for the Centennial project and, therefore, further ruled that additional analysis is required related to all feasible mitigation of GHG impacts, (iii) additional analysis and explanation are required of how wildland fire risk on lands outside of the Centennial project site, posed by on-site ignition sources, is mitigated to less than significant, (iv) the Centennial Approvals be rescinded and Centennial EIR decertified pending correction of the EIR for the issues described above, and (v) CBD/CNPS were prevailing parties. The Court of Appeal also indicated that the EIR should discuss wildfire risks associated with the Project’s offsite improvements (such as offsite utility and natural gas lines).
On September 5, 2025, the Court of Appeal transferred jurisdiction of CBD/CNPS Action back to the Superior Court, which thereafter entered a writ of mandate on September 22, 2025 ordering LA County to set aside the Centennial Approvals (the “Writ”), something that was expected in light of the Court of Appeal decision summarized above. LA County has ninety days from the issuance of the Writ (i.e., by December 21, 2025) to return to the Superior Court confirming that it has complied with the Writ by rescinding the Centennial Approvals. We anticipate LA County will rescind the Centennial Approvals in the fourth quarter of 2025 before the December 21st deadline. On October 15, 2025, CBD/CNPS filed a motion for attorney's fees, the award of which is in the discretion of the trial court.
The Company is in the process of working with LA County to advance the Centennial project. Following LA County’s anticipated rescission of the Centennial Approvals later this year, the Company will seek re-entitlement of the Centennial project (“re-entitlement”). We expect that re-entitlement will involve processing project and use entitlements that are substantively similar to the Centennial Approvals that were approved by the LA County Board of Supervisors in April of 2019. As part of the re-entitlement, supplemental environmental analysis will be prepared and limited to addressing the deficiencies raised in the Judgment and Court of Appeal decision, and any new information legally required to be addressed. Following a public comment and review period, the LA County Regional Planning Commission would hold a hearing to make a recommendation to the LA County Board of Supervisors on the re-entitlement of the Centennial project. Thereafter, the LA County Board of Supervisors would hold a hearing to consider the supplemental environmental analysis and whether to take action to approve the re-entitlement of the Centennial project, with possible LA County Board of Supervisors action anticipated to occur by the end of 2026. Following the LA County Board of Supervisors’ action, the Company and LA County would return to the Superior Court to demonstrate compliance with and seek discharge of the Writ, and further litigation could challenge the re-entitlement.
As the Company’s process to reinstate the project approvals remain pending, the monetary value of any adverse decision, if any, cannot be reasonably estimated at this time.
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
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At both September 30, 2025 and December 31, 2024, the investment mixes were approximately at 99% debt and 1% money market funds. The weighted-average discount rate used in determining the periodic pension cost is 5.60% in 2025 and 4.85% in 2024. The expected long-term rate of return on plan assets is 5.00% for both fiscal 2025 and 2024. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement expense for the Benefit Plan was as follows:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
(Cost)/earnings components:
Interest cost	$(333)	$(312)
Expected return on plan assets	315	336
Net amortization and deferral	(42)	(42)
Total net periodic pension cost	$(60)	$(18)

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
The pension and retirement expense for the SERP was as follows:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Cost components:
Interest cost	$(219)	$(207)
Net amortization and other	(33)	(39)
Total net periodic pension cost	$(252)	$(246)

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
Information pertaining to operating results of the Company's reporting segments are as follows for each of the period end:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Revenues
Real estate - commercial/industrial	$3,124	$3,002	$10,985	$8,497
Mineral resources	3,172	3,166	7,277	7,687
Farming	4,335	3,242	6,498	4,249
Ranch operations	1,338	1,446	3,725	3,518
Segment revenues	11,969	10,856	28,485	23,951
Segment Operating Results
Real estate - commercial/industrial	3,531	4,243	9,722	10,103
Real estate - resort/residential	(318)	(328)	(1,008)	(2,316)
Mineral resources	1,051	1,354	2,281	2,644
Farming	(1,027)	(3,010)	(2,909)	(5,157)
Ranch operations	162	223	(59)	(193)
Segment operating results [1]	3,399	2,482	8,027	5,081
Reconciling items:
Investment income	177	528	749	1,843
Other loss, net	(9)	(69)	(89)	(210)
Corporate expenses	(2,868)	(2,945)	(12,004)	(8,794)
Income (loss) before income taxes	$699	$(4)	$(3,317)	$(2,080)

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

The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Commercial/industrial revenues	$3,124	$3,002	$10,985	$8,497
Equity in earnings of unconsolidated joint ventures	2,555	3,329	6,268	7,611
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	5,679	6,331	17,253	16,108
Cost of sales of land	—	—	1,778	—
Operating expenses	923	858	2,187	2,372
Selling, general and administrative expenses	837	1,125	2,826	3,314
Depreciation and amortization	388	105	740	319
Commercial/industrial expenses	2,148	2,088	7,531	6,005
Operating results from commercial/industrial and unconsolidated joint ventures	$3,531	$4,243	$9,722	$10,103
Real Estate - Resort/Residential Development
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generated losses of $318,000 and $328,000 for the three months ended September 30, 2025 and 2024, respectively. The expenses consisted of operating expenses of $192,000, selling, general and administrative expenses of $118,000, and depreciation of $8,000 for the three months ended September 30, 2025. The prior period expenses consisted of operating expenses of $98,000, selling, general and administrative expenses of $219,000, and depreciation of $11,000 for the three months ended September 30, 2024.

The segment generated losses of $1,008,000 and $2,316,000 for the nine months ended September 30, 2025 and 2024, respectively. The expenses consisted of operating expenses of $475,000, selling, general and administrative expenses of $504,000, and depreciation of $28,000 for the nine months ended September 30, 2025. The prior period expenses consisted of operating expenses of $1,628,000, selling, general and administrative expenses of $658,000, and depreciation of $29,000 for the nine months ended September 30, 2024.
Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Mineral resources revenues	$3,172	$3,166	$7,277	$7,687
Cost of sales of water	1,366	1,249	2,548	2,664
Operating expenses	264	(22)	841	644
Selling, general and administrative expenses	147	240	576	704
Depreciation and amortization	344	345	1,031	1,031
Mineral resources expenses	2,121	1,812	4,996	5,043
Operating results from mineral resources	$1,051	$1,354	$2,281	$2,644

Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Farming revenues	$4,335	$3,242	$6,498	$4,249
Cost of sales	3,726	4,478	5,433	5,435
Fixed water obligations	656	606	2,172	2,159
Selling, general and administrative expenses	212	595	355	597
Depreciation and amortization	768	573	1,447	1,215
Farming expenses	5,362	6,252	9,407	9,406
Operating results from farming	$(1,027)	$(3,010)	$(2,909)	$(5,157)

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses, such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Ranch operations revenues	$1,338	$1,446	$3,725	$3,518
Operating expenses	960	946	3,033	2,913
Selling, general and administrative expenses	122	179	464	512
Depreciation and amortization	94	98	287	286
Ranch operations expenses	1,176	1,223	3,784	3,711
Operating results from ranch operations	$162	$223	$(59)	$(193)
Information pertaining to identifiable assets of the Company’s reporting segments is as follows for the periods ended:

Identifiable Assets ($ in thousands)	September 30, 2025	December 31, 2024
Real estate - commercial/industrial	$127,472	$98,185
Real estate - resort/residential	338,136	330,513
Mineral resources	62,999	54,658
Farming	59,794	54,478
Ranch operations	2,548	2,658
Corporate	38,638	67,506
Total	$629,587	$607,998
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

Information pertaining to depreciation and amortization of the Company’s reporting segments is as follows for the periods ended:

Depreciation and Amortization	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Real estate - commercial/industrial	$388	$105	$740	$319
Real estate - resort/residential	8	11	28	30
Mineral resources	344	345	1,031	1,031
Farming	768	573	1,447	1,215
Ranch operations	94	98	287	286
Corporate	88	84	267	256
Total	$1,690	$1,216	$3,800	$3,137
Information pertaining to capital expenditures of the Company’s reporting segments is as follows for the periods ended:

Capital Expenditures	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Real estate - commercial/industrial	$8,100	$15,358	$36,613	$29,586
Real estate - resort/residential	2,795	2,112	7,200	6,212
Mineral resources	—	—	56	—
Farming	981	1,034	4,733	4,351
Ranch operations	36	406	192	719
Corporate	335	8	599	127
Total	$12,247	$18,918	$49,393	$40,995

14.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting, unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of September 30, 2025 was $33,754,000. The equity in the income of unconsolidated joint ventures was $6,268,000 for the nine months ended September 30, 2025. The unconsolidated joint ventures have not been consolidated as of September 30, 2025, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings, LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments, as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components, such as fuel inventory and pricing at the facility. The Company's investment in this joint venture was $24,380,000 as of September 30, 2025.

•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks the United States. The Company partnered with Majestic to form five active 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of each joint venture. All outstanding debt attributed to our joint ventures with Majestic have met their respective debt covenants, and hence were not subject to an effective guarantee at September 30, 2025. For those investments in a deficit position, in accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
•On March 29, 2022, TRC-MRC 5, LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2023, and the joint venture has leased 100% of the rentable space. The joint venture refinanced the construction loan in February 2024 with a promissory note. The note matures on February 3, 2035, and had an outstanding balance of $52,222,000 as of September 30, 2025. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,918,000.
•On March 25, 2021, TRC-MRC 4, LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2022, and the joint venture has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $60,211,000 as of September 30, 2025. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $6,852,000.
•In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $32,017,000 as of September 30, 2025. The Company's investment in this joint venture was $38,000 as of September 30, 2025.
•In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, and was largely financed through a promissory note. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 3, 2028 and had an outstanding principal balance of $20,684,000 as of September 30, 2025. The building was 100% leased as of September 30, 2025. The Company's investment in this joint venture was $312,000 as of September 30, 2025.
•In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction in 2017. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $20,943,000 was outstanding as of September 30, 2025. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance in its investment of $1,123,000.
•TRC-DP 1, LLC - This joint venture was formed on October 4, 2024 with Dedeaux Properties to develop, manage, and operate an approximately 510,385 square foot industrial building at TRCC-East on land to be contributed by the Company in a future period. The Company's investment in this joint venture was $624,000 as of September 30, 2025.

•TRCC/Rock Outlet Center LLC – This joint venture was formed in 2013 with Rockefeller Group Development Corporation, or Rockefeller to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. At September 30, 2025, the Company’s equity investment balance in this joint venture was $8,400,000. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. The Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On November 5, 2025, the TRCC/Rock Outlet Center LLC joint venture extended the maturity date of its term note with a financial institution from September 30, 2025 to December 31, 2025. As of September 30, 2025, the outstanding balance of the term note was $20,271,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – CFL is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of September 30, 2025, the Company owned 93.78% of CFL.
The Company’s investment balance in each of its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The variance represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of those assets.
The condensed statements of operations for the nine months ended September 30, 2025 and 2024 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of September 30, 2025 and December 31, 2024 are as follows:

	Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$36,820	$40,446	$3,221	$4,641	$1,933	$2,785
TRCC/Rock Outlet Center LLC[1]	1,698	1,644	(647)	(994)	(323)	(497)
TRC-MRC 1, LLC	1,289	1,278	434	446	217	224
TRC-MRC 2, LLC	1,737	1,785	975	1,111	488	555
TRC-MRC 3, LLC	1,103	1,082	177	216	89	107
TRC-MRC 4, LLC	1,915	1,875	176	183	88	93
TRC-MRC 5, LLC	1,733	1,710	129	126	63	62
Total	$46,295	$49,820	$4,465	$5,729	$2,555	$3,329

Centennial Founders, LLC	$20	$—	$16	$(9)	Consolidated

[1] Revenues for TRCC/Rock Outlet Center LLC are presented net of non-cash tenant allowance amortization of $0.3 million and $0.3 million for the three months ended September 30, 2025 and September 30, 2024, respectively.

	Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$105,718	$116,344	$7,594	$10,006	$4,557	$6,004
TRCC/Rock Outlet Center LLC[1]	4,889	5,148	(2,383)	(2,259)	(1,191)	(1,130)
TRC-MRC 1, LLC	3,865	3,135	1,359	749	680	375
TRC-MRC 2, LLC	5,332	4,980	3,020	2,887	1,510	1,443
TRC-MRC 3, LLC	3,329	3,268	666	643	333	321
TRC-MRC 4, LLC	5,768	5,837	530	826	265	414
TRC-MRC 5, LLC	5,165	4,680	230	369	114	184
Total	$134,066	$143,392	$11,016	$13,221	$6,268	$7,611

Centennial Founders, LLC	$20	$66	$(38)	$(22)	Consolidated

[1] Revenues for TRCC/Rock Outlet Center LLC are presented net of non-cash tenant allowance amortization of $0.5 million and $1.0 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

	September 30, 2025				December 31, 2024
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity (Deficit)	Equity	Assets	Debt	Equity (Deficit)	Equity
Petro Travel Plaza Holdings, LLC	$78,374	$(11,221)	$61,165	$24,380	$73,558	$(11,793)	$53,571	$19,823
TRCC/Rock Outlet Center LLC	53,823	(20,271)	32,449	8,400	54,533	(20,545)	32,832	8,592
TRC-MRC 1, LLC	23,979	(20,943)	2,300	—	24,539	(21,470)	2,591	—
TRC-MRC 2, LLC	22,107	(20,684)	876	312	21,552	(21,234)	768	77
TRC-MRC 3, LLC	33,774	(32,017)	1,349	38	34,436	(32,722)	2,529	142
TRC-MRC 4, LLC	47,688	(60,211)	(13,724)	—	49,118	(60,906)	(10,664)	—
TRC-MRC 5, LLC	49,098	(52,222)	(2,690)	—	49,556	(52,795)	(643)	—
TRC-DP1, LLC	—	—	—	624	—	—	—	346
Total	$308,843	$(217,569)	$81,725	$33,754	$307,292	$(221,465)	$80,984	$28,980

Centennial Founders, LLC	$108,524	$—	$108,228	***	$107,015	$—	$106,766	***

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
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2085. Under the contracts, the Company is entitled to annual water for 5,487 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's former Executive Vice President and Chief Operating Officer, Allen Lyda, is one of nine directors at WRMWSD. Mr. Lyda retired from the Company on March 1, 2025. During the nine months ended September 30, 2025, the Company paid $5,121,000 for these water contracts and related costs, of which $1,695,000 related to the period Mr. Lyda was an affiliate of the Company.
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
Summary of Third Quarter and YTD 2025 Performance
For the three months ended September 30, 2025, we had a net income attributable to common stockholders of $1,670,000 compared to a net loss attributable to common stockholders of $1,836,000 for the three months ended September 30, 2024. The primary drivers of this $3,506,000 increase in net income were higher farming revenues of $1,093,000, lower farming expenses of $890,000, and an income tax benefit of $972,000 compared to a tax provision of $1,832,000 in the prior period, partially offset by a $774,000 decrease in equity in earnings of unconsolidated joint ventures.
For the nine months ended September 30, 2025, we had a net loss attributable to common stockholders of $1,506,000 compared to a net loss attributable to common stockholders of $1,793,000 for the same period in 2024. The $287,000 improvement in net loss was primarily driven by the recognition of $595,000 of additional gross margin following the fulfillment of the performance obligation associated with Nestlé land sale that occurred in 2022. Net increases in our agricultural operations also contributed to this improvement, with almond and wine grape revenues increasing by $1,169,000 and $1,147,000, respectively. Additionally, expenses in the Real Estate – Resort/Residential segment decreased by $1,308,000, which was primarily attributable to additional expenses of $1,250,000 in 2024 related to professional service fees and planning costs related to capital efforts tied to the Company's master planned communities. These positive effects were partially offset by decreased revenues from the mineral resources segment totaling $410,000, as well as $3,399,000 of additional expenses related to contested board election and proxy defense efforts during the nine months ended September 30, 2025.
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
During the nine months ended September 30, 2025, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for a discussion regarding newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately, to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation, as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,209	$1,435	$(226)	(16)%
TRCC Leasing	677	446	231	52%
TRCC management fees and reimbursements	282	246	36	15%
Commercial leases	162	167	(5)	(3)%
Communication leases	332	270	62	23%
Landscaping and other services	462	438	24	5%
Total commercial/industrial revenues	$3,124	$3,002	$122	4%
Operating expenses	923	858	65	8%
Selling, general and administrative expenses	837	1,125	(288)	(26)%
Depreciation and amortization	388	105	283	270%
Total commercial/industrial expenses	$2,148	$2,088	$60	3%
Operating income from commercial/industrial	$976	$914	$62	7%

•Commercial/industrial real estate development segment revenues were $3,124,000 for the three months ended September 30, 2025, an increase of $122,000, or 4%, from $3,002,000 for the three months ended September 30, 2024. The increase was primarily attributable to higher lease revenues from the Terra Vista properties and additional communication leases primarily related to easements, partially offset by lower revenues from the Pastoria Energy Facility due to cooler summer temperatures in 2025 compared to 2024.
•Commercial/industrial real estate development segment expenses were $2,148,000 for the three months ended September 30, 2025, an increase of $60,000, or 3%, from $2,088,000 for the three months ended September 30, 2024. The increase was primarily attributable to depreciation from buildings being placed into service at Terra Vista and related operating expenses, offset by a reduction in selling, general and administrative expenses.

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Commercial/industrial revenues
Pastoria Energy Facility	$3,441	$3,631	$(190)	(5)%
TRCC Leasing	1,582	1,334	248	19%
TRCC management fees and reimbursements	733	768	(35)	(5)%
Commercial leases	492	496	(4)	(1)%
Communication leases	975	792	183	23%
Landscaping and other services	1,389	1,476	(87)	(6)%
Land sale	2,373	—	2,373	100%
Total commercial/industrial revenues	$10,985	$8,497	$2,488	29%
Cost of sales of land	1,778	—	1,778	100%
Operating expenses	2,187	2,372	(185)	(8)%
Selling, general and administrative expenses	2,826	3,314	(488)	(15)%
Depreciation and amortization	740	319	421	132%
Total commercial/industrial expenses	$7,531	$6,005	$1,526	25%
Operating income from commercial/industrial	$3,454	$2,492	$962	39%
•Commercial/industrial real estate development segment revenues were $10,985,000 for the nine months ended September 30, 2025, an increase of $2,488,000, or 29%, from $8,497,000 for the nine months ended September 30, 2024. The primary driver of this increase was the recognition of $2,373,000 in land sales revenue, following the Company's fulfillment of the performance obligation associated with a land sale that occurred in 2022.
•Commercial/industrial real estate development segment expenses were $7,531,000 for the nine months ended September 30, 2025, an increase of $1,526,000, or 25%, from $6,005,000 for the nine months ended September 30, 2024. The increase was primarily attributable to the recognition of $1,778,000 in cost of land sales, incurred to satisfy the performance obligation associated with Nestlé land sale transaction executed in 2022. Additionally, this segment incurred lower selling, general and administrative costs of $488,000, partially offset by an increase in depreciation expenses of $421,000 driven by Terra Vista assets being placed in service starting in the second quarter.
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

During the quarter ended September 30, 2025, vacancy rates in the Inland Empire climbed by 70 basis points to 7.5% as net absorption remains in the negative at approximately 22,000 square feet. Average monthly asking rents continued to decline to $1.05. The San Fernando Valley and Ventura County industrial markets continued to experience tight conditions as demand remained positive. Vacancy rose 130 basis points to 3.5% in San Fernando Valley and rose 60 basis points to 3.1% in Ventura County. Average asking rent edged up in the third quarter in the San Fernando Valley, increasing $0.01 to $1.48, while Ventura posted an increase to $1.32.
See below for the vacancy rates and average asking rent of Inland Empire, San Fernando Valley and Ventura County.

	Vacancy Rates			Average Monthly Asking Rent
	September 30, 2025	December 31, 2024	September 30, 2024	September 30, 2025	December 31, 2024	September 30, 2024

Inland Empire	7.5%	6.8%	6.7%	$1.05	$1.15	$1.22
San Fernando Valley and Ventura County	3.3%	2.4%	2.0%	$1.43	$1.42	$1.45
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
The actual timing and completion of development is difficult to predict, due to the uncertainties of the market. Infrastructure development and marketing activities and costs could continue to increase over several years, as we develop our land holdings. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future land sales are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial and industrial properties. Industrial land prices have increased at TRCC since 2000 from $0.57 per square foot to $9.00 per square foot which is a 1,479% increase, demonstrating the consistent increase in demand and maturation of TRCC. Industrial rents have increased 249% over the past eight-year period starting at $0.25 per square foot in 2017.
Real Estate – Resort/Residential:
We are in the preliminary stages of property development; hence, no revenues or profits are attributed to this segment.
Resort/residential real estate development segment expenses were $318,000 for the three months ended September 30, 2025, a decrease of $10,000 from $328,000 for the three months ended September 30, 2024 with no significant fluctuations across expenses categories.
Resort/residential real estate development segment expenses were $1,008,000 for the nine months of 2025, a decrease of $1,308,000, or 56%, from $2,316,000 for the nine months of 2024. The decrease was primarily attributable to additional expenses of $1,250,000 in 2024 related to professional service fees and planning costs related to capital efforts tied to the Company's master planned communities.
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

Mineral Resources:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Mineral resources revenues
Oil and gas	$138	$185	$(47)	(25)%
Cement	610	736	(126)	(17)%
Rock aggregate	738	645	93	14%
Exploration leases	—	—	—	—%
Water sales	1,688	1,600	88	6%
Reimbursables and other	(2)	—	(2)	100%
Total mineral resources revenues	$3,172	$3,166	$6	—%
Cost of sales of water	1,366	1,249	117	9%
Operating expenses	264	(22)	286	(1,300)%
Selling, general and administrative expenses	147	240	(93)	(39)%
Depreciation and amortization	344	345	(1)	—%
Total mineral resources expenses	$2,121	$1,812	$309	17%
Operating income from mineral resources	$1,051	$1,354	$(303)	(22)%
•Mineral resources segment revenues were $3,172,000 for the three months ended September 30, 2025, representing an increase of $6,000, compared to $3,166,000 for the three months ended September 30, 2024, remaining relatively unchanged. Oil and gas revenues were lower due to lower production levels and lower pricing, and cement revenues were also lower due to lower production levels offset by a slight improvement in pricing. These decreases were offset by increased rock aggregate revenues due to higher production levels and additional water sales.
•Mineral resources segment expenses were $2,121,000 for the three months ended September 30, 2025, an increase of $309,000, or 17%, from $1,812,000 for the three months ended September 30, 2024. The increase was primarily due to higher operating expenses of $286,000, driven by increased property taxes of $272,000 due to a property tax refund in 2024 and higher costs of transmitting water of $71,000 in cost of sales.

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Mineral resources revenues
Oil and gas	$518	$664	$(146)	(22)%
Cement	1,747	2,085	(338)	(16)%
Rock aggregate	1,594	1,541	53	3%
Exploration leases	—	1	(1)	(100)%
Water Sales	3,156	3,260	(104)	(3)%
Reimbursables and other	262	136	126	93%
Total mineral resources revenues	$7,277	$7,687	$(410)	(5)%
Cost of sales of water	2,548	2,664	(116)	(4)%
Operating expenses	841	644	197	31%
Selling, general and administrative expenses	576	704	(128)	(18)%
Depreciation and amortization	1,031	1,031	—	—%
Total mineral resources expenses	$4,996	$5,043	$(47)	(1)%
Operating income from mineral resources	$2,281	$2,644	$(363)	(14)%
•Mineral resources segment revenues were $7,277,000 for the first nine months of 2025, a decrease of $410,000, or 5%, from $7,687,000 for the first nine months of 2024. The decrease in revenues was primarily attributable to a decline in oil and gas due to lower production levels and lower pricing and cement sales due to lower production levels despite a slight improvement in pricing.

•Mineral resources segment expenses were $4,996,000 for the first nine months of 2025, a decrease of $47,000, or 1%, when compared to the same period in 2024 reflecting consistent performance year over year.
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
Farming:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Farming revenues
Almonds	$1,515	$1,503	$12	1%
Pistachios	—	22	(22)	(100)%
Wine grapes	2,451	1,304	1,147	88%
Other	369	413	(44)	(11)%
Total farming revenues	$4,335	$3,242	$1,093	34%
Cost of sales	3,726	4,478	(752)	(17)%
Fixed water obligations	656	606	50	8%
Selling, general and administrative expenses	212	595	(383)	(64)%
Depreciation and amortization	768	573	195	34%
Total farming expenses	$5,362	$6,252	$(890)	(14)%
Operating loss from farming	$(1,027)	$(3,010)	$1,983	(66)%
•Farming segment revenues totaled $4,335,000 for the three months ended September 30, 2025, an increase of $1,093,000, or 34%, compared to $3,242,000 for the same period in 2024. The increase was primarily attributable to higher wine grape sales resulting from increased production volumes for wine grapes harvested during the period ended September, 30 2025.
•Farming segment expenses were $5,362,000 for the three months ended September 30, 2025, a decrease of $890,000, or 14%, from $6,252,000 during the same period in 2024. This decrease was primarily attributable to lower costs of sales of $752,000 driven by lower costs in pruning, and irrigation, in addition to lower selling, general and administrative expenses of $383,000 driven by lower fixed water obligations partially offset by an increase in depreciation expenses of $195,000.

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Farming revenues
Almonds	$3,412	$2,243	$1,169	52%
Pistachios	(10)	22	(32)	(145)%
Wine grapes	2,451	1,304	1,147	88%
Hay	—	66	(66)	(100)%
Other	645	614	31	5%
Total farming revenues	$6,498	$4,249	$2,249	53%
Cost of sales	5,433	5,435	(2)	—%
Fixed water obligations	2,172	2,159	13	1%
Selling, general and administrative expenses	355	597	(242)	(41)%
Depreciation and amortization	1,447	1,215	232	19%
Total farming expenses	$9,407	$9,406	$1	—%
Operating loss from farming	$(2,909)	$(5,157)	$2,248	(44)%
•Farming segment revenues were $6,498,000 for the first nine months of 2025, an increase of $2,249,000, or 53%, from $4,249,000 during the same period in 2024. The increase was primarily attributed to an increase of $1,169,000 in almond crop revenues in the current period and higher wine grape yields, which contributed an additional $1,147,000 in sales. Approximately 1,310,000 pounds of almonds were sold during the nine months ended September 30, 2025, compared to 1,045,000 pounds during the same period in 2024.
•Farming segment expenses were $9,407,000 for the first nine months of 2025, an increase of $1,000, from $9,406,000 compared to the same period in 2024, remaining relatively consistent.
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
Weather conditions can significantly affect the number of chill hours and chill portions accumulated during dormancy, both of which are critical to tree and vine development. In early 2025, California experienced an unusually warm winter, resulting in insufficient chill accumulation across major agricultural regions. Pistachio orchards were particularly impacted, and this deficiency contributed to slightly reduced yields. Additionally, late winter and early spring rainstorms disrupted standard field operations, including the timely application of pesticides and dormancy-breaking treatments. These weather-related delays did not have an effect on crop management schedules and overall productivity.
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

Ranch Operations:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Ranch operations revenues
Game management and other [1]	$800	$825	$(25)	(3)%
Grazing	538	621	(83)	(13)%
Total ranch operations revenues	$1,338	$1,446	$(108)	(7)%
Operating expenses	960	946	14	1%
Selling, general and administrative expenses	122	179	(57)	(32)%
Depreciation and amortization	94	98	(4)	(4)%
Total ranch operations expenses	$1,176	$1,223	$(47)	(4)%
Operating loss from ranch operations	$162	$223	$(61)	27%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
•Ranch operations revenues totaled $1,338,000 for the three months ended September 30, 2025, representing a decrease of $108,000, or 7%, compared to $1,446,000 for the same period in 2024. The decrease was primarily driven by a $83,000 decrease in rent range revenues due to decrease cattle and a $25,000 decrease in game management and other revenues, largely attributable to timing of guided hunt revenues.
•Ranch operations expenses were $1,176,000 for the three months ended September 30, 2025, a decrease of $47,000, or 4%, from $1,223,000 for the same period in 2024. The decrease was primarily attributable to lower selling, general and administrative expenses of $57,000 mostly related to lower overhead costs across various categories.

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Ranch operations revenues
Game management and other [1]	$2,050	$1,808	$242	13%
Grazing	1,675	1,710	(35)	(2)%
Total ranch operations revenues	$3,725	$3,518	$207	6%
Operating expenses	3,033	2,913	120	4%
Selling, general and administrative expenses	464	512	(48)	(9)%
Depreciation and amortization	287	286	1	—%
Total ranch operations expenses	$3,784	$3,711	$73	2%
Operating loss from ranch operations	$(59)	$(193)	$134	69%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.
•Ranch operations revenues totaled $3,725,000 for the first nine months of 2025, an increase of $207,000, or 6%, compared to $3,518,000 for the same period in 2024. The increase was primarily attributable to an increase in game management and other revenue of $242,000, primarily attributed to higher guided hunt revenues and increased revenue recognized from the High Desert Hunt Club.
•Ranch operations expenses were $3,784,000 for the first nine months of 2025, an increase of $73,000, or 2%, from $3,711,000 for the same period in 2024. This increase was primarily attributable to higher operating expenses of $120,000 mainly associated with additional repairs and maintenance expenses of $74,000 and higher property taxes of $53,000 partially offset by lower selling, general and administrative expenses of $48,000 across various categories.
Corporate and Other:
Corporate general and administrative costs were $2,868,000 for the three months ended September 30, 2025, a decrease of $77,000, from $2,945,000 for the same period in 2024. Although overall expenses remained relatively consistent between periods, the current period included a decrease of $1,244,000 in stock-based compensation, offset by an increase of $867,000 in professional service fees.

Corporate general and administrative costs were $12,004,000 for the first nine months of 2025, an increase of $3,210,000, or 37%, from $8,794,000 for the same period in 2024. The increase was primarily due to the $3,399,000 incurred for the proxy defense expenses related to contested board election during the nine months ended September 30, 2025. The main components of the 2025 corporate expenses included operating costs of $4,627,000 and selling, general and administrative expenses of $7,110,000 and depreciation expense of $267,000.
Total other income was $168,000 for the three months ended September 30, 2025, a decrease of $291,000 from $459,000 for the same period in 2024, primarily due to lower investment income as a result of a decrease in marketable securities balance.
Total other income was $660,000 for the nine months ended September 30, 2025, a decrease of $973,000, from $1,633,000 for the same period in 2024. The decrease was primarily attributable to lower investment income driven by a decrease in marketable securities balance.

Joint Ventures:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$1,933	$2,785	$(852)	(31)%
TRCC/Rock Outlet Center LLC	(323)	(497)	174	35%
TRC-MRC 1, LLC	217	224	(7)	(3)%
TRC-MRC 2, LLC	488	555	(67)	(12)%
TRC-MRC 3, LLC	89	107	(18)	(17)%
TRC-MRC 4, LLC	88	93	(5)	(5)%
TRC-MRC 5, LLC	63	62	1	2%
Total equity in earnings	$2,555	$3,329	$(774)	(23)%
•Equity in earnings was $2,555,000 for the three months ended September 30, 2025, a decrease of $774,000, from $3,329,000 during the same period in 2024. The decrease was primarily attributable to a decrease in equity in earnings recorded for the TA/Petro joint venture of approximately $852,000 driven by a 5.5% decline in fuel gross margin, a 8.8% decline in nonfuel gross margin, an 8% increase in labor expenses and a 5.9% increase in operating expense compared to the same period in 2024. Equity in loss from TRCC/Rock Outlet Center LLC joint venture decreased by $174,000 compared to the prior period, primarily due to the recognition of a property tax refund of $200,000 in the three months ended September 30, 2025. Equity in earnings for all other joint ventures with Majestic Realty Co. remained relatively consistent.

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$4,557	$6,004	$(1,447)	(24)%
TRCC/Rock Outlet Center LLC	(1,191)	(1,130)	(61)	(5)%
TRC-MRC 1, LLC	680	375	305	81%
TRC-MRC 2, LLC	1,510	1,443	67	5%
TRC-MRC 3, LLC	333	321	12	4%
TRC-MRC 4, LLC	265	414	(149)	(36)%
TRC-MRC 5, LLC	114	184	(70)	(38)%
Total equity in earnings	$6,268	$7,611	$(1,343)	(18)%
•Equity in earnings was $6,268,000 for the nine months ended September 30, 2025, a decrease of $1,343,000, or 18%, from $7,611,000 during the same period in 2024. The decrease was primarily attributable to a decrease in equity in earnings recorded for the TA/Petro joint venture of approximately $1,447,000 driven by a 8.4% decline in nonfuel gross margins and a 8.2% increase in operating expense compared to the same period in 2024. Equity in loss from TRCC/Rock Outlet Center LLC joint venture increased by $61,000 compared to the prior period, due to a decrease in contingent rental income resulting from reduced consumer traffic in the first half of 2025, relative to the same period in 2024. Equity in earnings for TRC-MRC 1, LLC increased due to higher revenue recognized from the lease with a new tenant at a higher lease rate beginning May 2024. Equity in earnings for TRC-MRC 4, LLC decreased as a result of an insurance reimbursement in prior year which did not reoccur in 2025, and for TRC-MRC 5, LLC decreased due to higher property taxes compared with the prior year period.
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
Income Taxes
For the nine months ended September 30, 2025, we had an income tax benefit of $1,809,000 compared to $286,000 for the nine months ended September 30, 2024. The effective tax rates approximated 55% and 14% for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had income taxes receivable of $3,458,000. We classify interest and penalties incurred on tax payments as income tax expenses. Our effective tax rates differ from statutory rates primarily because of permanent differences related to Internal Revenue Code Section 162(m). The Internal Revenue Code Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts and Jobs Act.

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
Our cash, cash equivalents and marketable securities totaled approximately $21,044,000 as of September 30, 2025, a decrease of $32,664,000 from $53,708,000 as of December 31, 2024, due primarily to funding of construction on the Terra Vista at Tejon multi-family apartment community.
The following table shows our cash flow activities for the nine months ended September 30,

(in thousands)	2025	2024
Operating activities	$(4,106)	$1,045
Investing activities	$(56,100)	$(17,377)
Financing activities	$24,510	$11,794

Operating Activities
During the first nine months of 2025, our operations used $4,106,000, largely attributable to cash used to settle our current liabilities balance including liability related to stock compensation awards of $1,831,000.
During the first nine months of 2024, our operations provided $1,045,000 primarily related to cash generated by a change in our operating assets. Collection of accounts receivables provided $5,200,000 of cash, which was partially offset by cash used in growing our crop inventories of $3,365,000.
Investing Activities
During the first nine months of 2025, investing activities used $56,100,000. The increase in investing activities is primarily related to the construction of Terra Vista at Tejon for the first phase of this multi-family project.

We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $49,393,000 for real estate development, reflected as follows: At TRCC, we spent $25,291,000 of construction cost on Terra Visa at Tejon and $6,014,000 on infrastructure improvements at TRCC-East. We also spent $2,194,000 and $1,652,000 on permitting efforts for MV and Grapevine, respectively, and $2,554,000 on litigation defense for Centennial. Within our farming segment, we spent $3,752,000, which included cultural costs for orchards currently classified as under development and replacement of machinery and equipment. Additionally, we used $8,926,000 to acquire water assets. We had marketable securities of $29,508,000 that matured, and we reinvested $32,387,000. Lastly, we received proceeds of $773,000 from joint venture distributions.
During the first nine months of 2024, investing activities used $17,377,000. The increase in investing activities is related to the construction of the Terra Vista and TRCC infrastructure.
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
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2025 is primarily related to our real estate projects. These estimated investments include approximately $4,366,000 of construction costs for the Terra Vista at Tejon multi-family project phase 1 development and $4,649,000 of infrastructure development at TRCC-East to support the continued commercial retail and industrial development, water treatment system improvements, and expansion of the wastewater treatment plant for future anticipated absorption. We also expect to invest up to $2,191,000 for land planning, litigation/appeals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2025.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2025 and 2024, was $3,529,000 and $3,175,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects, which aggregated $1,666,000 and $2,179,000 for the nine months ended September 30, 2025 and 2024, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first nine months of 2025, financing activities provided $24,510,000, which was attributable to borrowings on the line of credit of $25,000,000 to fund construction projects and other ongoing development such as Terra Vista and TRCC infrastructure, partially offset by the tax payments on vested share grants of $490,000.
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
Capital Structure and Financial Condition
At September 30, 2025, total capitalization at book value was $580,532,000, consisting of $91,942,000 of debt and $488,590,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 15.8%.
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
The interest rate per annum applicable to the Revolving Credit Facility is one-month term SOFR plus an interest rate spread that is based on TRC’s consolidated net liabilities to equity ratio (NLER). The interest rate spread for the NLER has three tiers: (1) 2.75% if the NLER is 55% or more; (2) 2.5% if the NLER is between 35% and less than 55%; and (3) 2.25% if the NLER is less than 35%. The interest rate spread in the previous sentence may effectively be reduced by applying a patronage credit for TRC’s participation in the farm credit program, which patronage credit historically has been (for reference and information purposes only and not as a guarantee of future patronage credit) between 100-125 basis points. The Administrative Agent pays the patronage credit annually in the form of a dividend. As of September 30, 2025, the Company's NLER was in tier 3, or less than 35%, and the applicable interest rate spread was 2.25%. We received partial patronage credit in February 2025 of $420,000 which represents 125 basis points from the primary lender and we received the remaining patronage credit in March 2025 for $202,000 which represents 100 basis point from the other participating lenders.
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
At September 30, 2025 and December 31, 2024, we were in compliance with all financial covenants.

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
In May 2025, we filed an updated shelf registration statement on Form S-3 that went effective in May 2025. Under the shelf registration statement, we may offer and sell in the future through one or more offerings not to exceed $200,000,000 of common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and, when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to our funding needs.
We had a strong liquidity position at September 30, 2025 with $21,044,000 in cash and securities and $68,058,000 available on our RLC to meet any short-term liquidity needs. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of September 30, 2025, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less		Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	1,458,839	672		29,828	31,646	1,396,693	2
Revolving line-of-credit	91,942	—		—	91,942	—
Cash contract commitments	11,041	9,452	1	518	—	1,071
Defined Benefit Plan	5,490	484		1,000	995	3,011
SERP	5,247	580		1,134	1,090	2,443
Total contractual obligations	$1,572,559	$11,188		$32,480	$125,673	$1,403,218
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
As of September 30, 2025, aggregate outstanding debt of unconsolidated joint ventures was $217,569,000; $20,271,000 of this debt was attributable to the loan for TRCC/Rock Outlet Center LLC joint venture. This loan was 100% guaranteed at September 30, 2025. All other outstanding debt attributed to our joint ventures have met their respective debt covenants, and hence were not subject to an effective guarantee at September 30, 2025. We do not provide a guarantee on the $11,221,000 of debt related to our joint venture with TA/Petro.

Non-GAAP Financial Measures
EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance. We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis, before the effects of taxes, depreciation and amortization, and stock compensation expense and other items impacting comparability. By excluding interest expense and income, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other companies without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. In addition, the Company excludes other items impacting comparability to provide a clearer understanding of its core operating performance. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net (loss) income or cash flows from operations as defined by GAAP. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income (loss)	$1,671	$(1,836)	$(1,508)	$(1,794)
Net income (loss) attributable to non-controlling interest	1	—	(2)	(1)
Interest, net
Consolidated	(177)	(528)	(749)	(1,843)
Our share of interest expense from unconsolidated joint ventures	1,539	1,532	4,473	4,625
Total interest, net	1,362	1,004	3,724	2,782
Income tax (benefit) provision	(972)	1,832	(1,809)	(286)
Depreciation and amortization:
Consolidated	1,690	1,216	3,800	3,137
Our share of depreciation and amortization from unconsolidated joint ventures	1,666	1,695	5,098	4,989
Total depreciation and amortization	3,356	2,911	8,898	8,126
EBITDA	5,416	3,911	9,307	8,829
Stock compensation expense	(133)	1,732	1,157	4,086
Items impacting comparability:
Shareholder activism expense [1]	—	—	3,399	—
Adjusted EBITDA	$5,283	$5,643	$13,863	$12,915
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Commercial/Industrial operating income	$976	$914	$3,454	$2,492
Plus: Commercial/Industrial depreciation and amortization	388	105	740	319
Plus: General, administrative, cost of sales and other expenses	1,413	1,835	5,962	5,197
Less: Other revenues including land sales	(696)	(629)	(4,359)	(2,115)
Total Commercial/Industrial net operating income	$2,081	$2,225	$5,797	$5,893

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Net operating income	2025	2024	2025	2024
Pastoria Energy Facility	$1,256	$1,491	$3,582	$3,763
TRCC	335	331	856	998
Communication leases	331	270	963	782
Other commercial leases	159	133	396	350
Total Commercial/Industrial net operating income	$2,081	$2,225	$5,797	$5,893
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Earnings of unconsolidated joint ventures	$4,465	$5,729	$11,016	$13,221
Interest expense of unconsolidated joint ventures	3,030	3,029	8,826	9,131
Operating income of unconsolidated joint ventures	7,495	8,758	19,842	22,352
Depreciation and amortization of unconsolidated joint ventures	3,168	3,235	9,702	9,522
Net operating income of unconsolidated joint ventures	$10,663	$11,993	$29,544	$31,874

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
Our current RCL has a $91,942,000 outstanding balance. The interest rate on this line of credit can float at a rate equal to one-month term SOFR plus 2.25%, before patronage, for an effective rate of 6.55% at September 30, 2025. During the term of this RCL (which matures in January 2029), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary outstanding balances.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2025
(In thousands except percentage data)

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Assets:
Marketable securities	$643	$14,583	$2,244	$—	$—	$—	$17,470	$17,473
Weighted average interest rate	4.20%	3.89%	4.40%	—%	—%	—%	3.97%
Liabilities:
Revolving line-of-credit	$—	$—	$—	$—	$91,942	$—	$91,942	$91,942
Weighted average interest rate[1]	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%. The all-in rate was 6.55% as of September 30, 2025, before patronage.

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
As of September 30, 2025, there were no receivables that were subject to commodity price fluctuations given there was no pistachio yield in 2024.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None
(b) Not applicable.
(c) None.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
4.4	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20

10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders, LLC Redemption and Withdrawal Agreement - Lewis Tejon Member	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.47	*Executive Severance Agreement - Executive Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	FN 42
10.52	Credit Agreement Between Tejon Ranchcorp and Bank of America, N.A.	FN 43
10.53	Executive Officer Severance Agreement – Marc Hardy	FN 44
10.54	Credit Agreement Between Tejon Ranchcorp and AgWest Farm Credit, PCA	FN 45
10.55	Consulting Letter Agreement between Tejon Ranch Co. and Gregory S. Bielli	FN 46
10.56	Limited Liability Company Agreement of TRC-DP 1, LLC	FN 47
10.57	*Compensatory Agreement approved by the Board on February 10, 2025, by and among Tejon Ranch Co. and Matthew H. Walker	FN 48
10.58	First Amendment to CEO Compensation Terms (Sign On Incentive), approved by the Board on October 14, 2025, by and among Tejon Ranch Co. and Matthew H. Walker	FN 49
10.59	Support Agreement, by and between Tejon Ranch Co. and Nitor Capital Management, LLC, dated November 4, 2024	FN 50
10.60	*Tejon Ranch Co. 2023 Stock Incentive Plan	FN 51
10.61	*Form of Restricted Stock Unit Agreement	FN 52
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2023, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the period ended March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.

FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.
FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 42	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022, is incorporated herein by reference.
FN 43	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.52 to our Quarterly Report on Form 10-Q for the period ended September 30, 2022, is incorporated herein by reference.
FN 44	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.53 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023, is incorporated herein by reference.
FN 45	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 20, 2023, is incorporated herein by reference.
FN 46	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on March 26, 2024, is incorporated herein by reference.
FN 47	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.56 to our Quarterly Report on Form 10-Q for the period ended September 30, 2024, is incorporated herein by reference.
FN 48	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on February 11, 2025, is incorporated herein by reference.
FN 49	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on October 16, 2025, is incorporated herein by reference.

FN 50	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 8, 2024, is incorporated herein by reference.
FN 51	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.59 to our Quarterly Report on Form 10-Q for the period ended June 30, 2025, is incorporated herein by reference.
FN 52	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.60 to our Quarterly Report on Form 10-Q for the period ended June 30 30, 2025, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

November 6, 2025	/s/ Matthew H. Walker
Date	Matthew H. Walker
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2025	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Chief Financial Officer, Treasurer, Senior Vice President, Finance and Chief Accounting Officer
(Principal Financial and Accounting Officer)