Form 10-K
period 2025-12-31
TEJON RANCH CO
filed 2026-03-19
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2025 was $455,896,129 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.

The number of the Company’s outstanding shares of Common Stock on February 28, 2026 was 26,930,197.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of the Registrant's fiscal year ended December 31, 2025, relating to the directors and executive officers of the Company are incorporated by reference into Part III.

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

PART I
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements, including without limitation, statements regarding strategic alliances, the almond, pistachio, olives and grape industries, the future plantings of permanent crops, future yields, prices, and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, future revenue and income from residential leasing, the adequacy of future cash flows to fund our operations, and of current assets and contracts to meet our water and other commitments, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness, ongoing negotiations, and other future events and conditions. In some cases, these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process,” “designed to,” “well positioned,” or “envisioned to.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market, geopolitical and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities, and the timing and outcome of regulatory or litigation processes. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A, “Risk Factors” of this report.
As used in this annual report on Form 10-K, references to the “Company,” “Tejon,” “TRC,” “we,” “us,” and “our” refer to Tejon Ranch Co. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes appearing elsewhere in this annual report on Form 10-K.
ITEM 1.     BUSINESS
Company Overview
We are a diversified real estate development company anchored by the Tejon Ranch Commerce Center (“TRCC”), a 20 million-square-foot commercial and industrial development strategically located along Interstate 5 at the gateway between the Los Angeles Basin and California’s Central Valley. TRCC is the primary driver of our revenue and earnings. TRC’s portfolio within TRCC comprises approximately 3.4 million square feet of gross leasable area, which is substantially fully leased to nationally recognized tenants, including IKEA, L’Oréal, and Dollar General. In addition, the broader TRCC development, totaling over 8 million square feet, includes major third-party industrial users such as Caterpillar and Nestlé, further reinforcing the scale, quality, and strategic importance of the park.

We are actively expanding TRCC through additional industrial development, commercial leasing activity, and the introduction of our first residential community, Terra Vista at Tejon, which has transitioned TRCC into a mixed-use master-planned development. In connection with the commencement of lease-up at Terra Vista at Tejon, we began reporting Multifamily as a separate operating segment in 2025, reflecting our expansion into the development and long-term ownership of residential rental communities.

These commercial and multifamily operations are complemented by mineral resources, farming, and ranching activities conducted across approximately 270,000 acres of contiguous landholdings. In addition, we hold long-term real estate entitlements for two large-scale master-planned residential communities and are pursuing entitlements for a third, representing in the aggregate more than 35,000 housing units and approximately 35 million square feet of future commercial development.

Capital allocation decisions, including the timing of residential development, joint venture formation, infrastructure investment and potential asset monetization, are subject to periodic review by management and the Board of Directors based on market conditions, capital availability, entitlement status, litigation developments and projected risk-adjusted returns.
We conduct these activities through our six reporting segments:

Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land, extending approximately 60 miles north of downtown Los Angeles at its southern boundary and to an area approximately 15 miles southeast of Bakersfield at its northern boundary. We create value by securing entitlements for our land, facilitating infrastructure development, strategic land planning, monetization of land through development and/or sales or leases, and conservation in order to maximize the highest and best use for our land. We are involved in nine joint ventures that either own, develop, and/or operate real estate properties. We enter into joint ventures as a means to facilitate the development of portions of our land.

Tejon Ranch Commerce Center

FedEx
IKEA
TEJON DISTRIBUTION CENTER
OFFICES
DELIVERIES

Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the development, leasing, and monetization of our land-based assets, with our commercial and industrial operations at the Tejon Ranch Commerce Center (“TRCC”) serving as a central component of this strategy. In addition, our real estate platform now includes a dedicated Multifamily segment, reflecting our strategic evolution into a more diversified, mixed-use master-planned development. We allocate capital toward projects that we believe generate attractive risk-adjusted returns while enhancing the long-term value of our landholdings.

For the year ended December 31, 2025, our Commercial/Industrial Real Estate segment generated $15.4 million of operating income, inclusive of equity in earnings from unconsolidated joint ventures. As of December 31, 2025, our industrial portfolio was 100% leased and our commercial portfolio was 98% leased. We currently have approximately 11.1 million square feet of additional entitled industrial space available for future development.

Complementing our commercial platform, our Multifamily segment is focused on the development and long-term ownership of residential rental communities within our master-planned projects, beginning with Terra Vista at Tejon. Terra Vista is currently in the lease-up phase as we work to stabilize occupancy and optimize rental rates. Typical of newly delivered apartment communities, lease-up is expected to occur over time as market awareness builds and occupancy trends toward stabilized levels. Upon stabilization, we expect the project to generate recurring rental revenues and net operating income, increasing the stability and predictability of our earnings. Multifamily development also supports on-site employment centers by providing housing within our mixed-use communities and represents a strategic expansion of our real estate platform.

Looking beyond our current development footprint at TRCC, we hold long-term entitlements for two large-scale master-planned residential communities - Mountain Village and Grapevine - and are in the re-entitlement process for a third,

Centennial (as described below), collectively comprising 35,278 housing units and more than 35 million square feet of commercial development.

Mountain Village has received its first approved final map consisting of 401 residential lots and parcels for hospitality, amenities, and public uses. Grapevine has approved entitlements for 12,000 residential units and approximately 5 million square feet of commercial development. Centennial received entitlement approvals in 2018 and legislative approvals in 2019.

The Centennial approvals granted by the Los Angeles County Board of Supervisors in 2019 were challenged in two lawsuits filed in Los Angeles County Superior Court in May 2019. In January 2022, the Superior Court issued a decision rescinding certain project approvals, followed by a final judgment on March 22, 2023. On May 26, 2023, the Company filed a notice of appeal, and on June 27, 2023, plaintiffs filed a cross-appeal. The Court of Appeal held a hearing on April 3, 2025 and, on June 26, 2025, the Court of Appeal issued a written decision affirming the Superior Court’s judgment. On September 22, 2025, the Superior Court issued a writ of mandate ordering Los Angeles County to set aside the Centennial approvals. On December 2, 2025, LA County rescinded and set aside the Centennial approvals. The Company is in the process of working with Los Angeles County to advance the Centennial project and has begun the process to re-entitlement of the Centennial project (“re-entitlement”). We expect that re-entitlement will involve processing project and land use entitlements that are substantively similar to the Centennial land use approvals that were approved in April of 2019, while addressing the matters adjudicated in the litigation. See Commitments and Contingencies Footnote 13.

We also generate revenue from mineral resources, farming, and ranch operations conducted across our approximately 270,000 acres of contiguous landholdings.

Our mineral resources operations generate recurring royalty income from third-party extraction activities with minimal capital deployment by the Company. These activities leverage the underlying value of our land and represent a natural extension of our land-based business model.

Our farming operations provide revenue diversification and represent a productive interim use of certain land areas while long-term development plans mature. Our almond and pistachio acreage located on the San Joaquin Valley floor generates current cash flow and maintains these properties in active agricultural production pending potential future development, including areas contemplated for projects such as Grapevine North. These operations are supported by the Company’s long-term water rights and related infrastructure investments, including fixed water obligations associated with the State Water Project and local water systems, which secure reliable access to water resources independent of annual farming activity.

Our ranch operations primarily support land stewardship and cost management across our broader landholdings. These activities include infrastructure maintenance and operational oversight of our approximately 270,000 acres and contribute modest operating income.

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

Segment Revenues
$ (Thousands)
60,000
50,000
40,000
30,000
20,000
10,000
0
2025
2024
2023
Real Estate - Commercial/Industrial
Multifamily
Ranch Operations
Mineral Resources
Farming

Segment Operating Results
20,000
15,000
10,000
5,000
0
-5,000
$ (Thousands)
2025
2024
2023
Real Estate - Commercial/Industrial
Multifamily
Ranch Operations
Mineral Resources
Farming

Note: Our Resort Residential reporting segment is not a revenue generating segment in the periods reported herein.

The following table shows the revenues from continuing operations, segment operating results and identifiable assets of each of our continuing segments for the last three years:

FINANCIAL INFORMATION ABOUT SEGMENTS
(Amounts in thousands of dollars)

	Year Ended December 31,
	2025	2024	2023
Revenues
Real estate - commercial/industrial	$15,006	$12,552	$11,758
Multifamily	732	—	—
Mineral resources	9,636	10,214	14,524
Farming	18,738	13,925	13,950
Ranch operations	5,479	5,195	4,507
Segment revenues	49,591	41,886	44,739
Segment Operating Results
Real estate - commercial/industrial	$15,366	$15,523	$10,573
Multifamily	(1,547)	—	—
Real estate - resort/residential	(2,277)	(2,615)	(1,528)
Mineral resources	2,829	3,162	5,839
Farming	(112)	(3,626)	(1,307)
Ranch operations	218	331	(536)
Segment operating income [1]	14,477	12,775	13,041
Reconciling items:
Investment income	914	2,273	2,557
Other loss	(164)	(292)	(138)
Corporate expenses	(14,068)	(11,092)	(9,872)
Income before income taxes	1,159	3,664	5,588
Identifiable Assets by Segment [2]
Real estate - commercial/industrial	$64,681	$68,944	$70,521
Multifamily	63,695	29,241	2,584
Real estate - resort/residential	341,433	330,513	321,216
Mineral resources	62,236	54,658	52,068
Farming	58,545	54,478	52,094
Ranch operations	2,172	2,658	2,072
Corporate	37,707	67,506	76,968
Total assets	$630,469	$607,998	$577,523
1 Segment operating income is comprised of revenues and equity in earnings of unconsolidated joint ventures, less segment expenses, excluding investment income, other income (loss), corporate expenses, and income taxes.
2 Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, land, buildings, and improvements. Commercial/Industrial and Multifamily also includes buildings and improvements.

Real Estate Development Overview
Our real estate operations are led by our commercial and industrial development activities at TRCC, which represent the most advanced and productive stage of our real estate development continuum. In addition, our expanding Multifamily platform reflects the next phase of vertical development within our master-planned strategy, with a focus on the development, lease-up, and long-term ownership of residential rental communities. Beyond TRCC, our real estate operations include land planning and entitlement for future large-scale communities, land development, and conservation.
Interstate 5, one of the nation’s most heavily traveled freeways, brings in excess of 89,000 vehicles per day through our land, according to data from the California Department of Transportation. Our holdings include 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding three interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 and Highway 138 corridors, which includes TRCC; MV, a resort and residential community; Grapevine, a mixed-use master planned community in Kern County; Grapevine North, a 7,655-acre development area; and Centennial, a mixed-use master planned community in Los Angeles County. TRCC includes developments east and west of Interstate 5 at TRCC-East and TRCC-West, respectively.
The chart below is a continuum of the real estate development process highlighting each project's current status and key milestones to be met in moving through the real estate development process in California. During this process, we may experience delays arising from factors beyond our control. Such factors include litigation and a changing regulatory environment and adverse market conditions.
Note: Grapevine North's entitlement efforts have not yet begun. The Company regularly assesses its long-term growth strategy and capital resources when determining when to start this development.

Reporting Segments
Real Estate - Commercial/Industrial

Bakersfield
To Sacramento
Lamont
Arvin
Taft
Tehachapi
Tejon Ranch Commerce Center
GV North
Grapevine
Tejon Ranch
Mountain Village
Frazier Park
Centennial
To Los Angeles
Los Padres National Forest
Angeles National Forest
5
99
119
58
223
166
138
33

The Commercial/Industrial segment is the Company’s primary revenue and earnings engine, encompassing the full cycle of real estate value creation: planning and permitting of land held for development, construction of infrastructure and buildings (both pre-leased and speculative), and the sale of entitled land parcels to third parties. As of December 31, 2025, the commercial/industrial real estate segment generated $15.0 million in consolidated revenue and $15.4 million in segment operating income, which includes $8.4 million of equity in earnings from unconsolidated joint ventures. This segment represents the largest contributor to the Company’s consolidated operating income. In addition to rental revenues, the segment benefits from recurring income streams such as communications leases, a power plant lease, and landscape maintenance fees.
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
As of December 31, 2025, our industrial portfolio, through our joint venture partnerships, consisted of 2.8 million square feet of gross leasable area, or GLA, and our TRCC commercial portfolio consisted of 620,907 square feet of GLA. As of December 31, 2025, our industrial portfolio was 100% leased and our commercial portfolio was 98% leased. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property expenses including property taxes, insurance, and maintenance.
Over eight million square feet of industrial, commercial, and retail space has been developed at TRCC, including properties owned and operated by us as well as facilities constructed by third parties on land previously sold by the Company. These developments are operational, or expected to commence construction in the near term, and include distribution centers for IKEA, Caterpillar, Nestlé, Famous Footwear, L'Oreal, Camping World, Sunrise Brands, Dollar General and RectorSeal. TRCC spans both sides of Interstate 5, providing distributors immediate access to the West Coast’s primary north-south goods movement corridor.
TRCC has an FTZ designation, of approximately 1,094 acres, which allows a user within the FTZ to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of a trade zone. TRCC's attractiveness as a commercial/industrial location is further enhanced by AdvanceKern, formerly known as the Economic Development Incentive Policy, or EDIP, adopted by the Kern County Board of Supervisors. AdvanceKern is designed to expand and enhance the County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. AdvanceKern provides incentives such as assistance in obtaining state tax incentives, building supporting infrastructure, and workforce development.
Leasing
Within our Commercial/Industrial segment, we lease land to various types of tenants. We currently lease land to two auto service stations with convenience stores, 12 fast-food operations, a motel, an antique shop, and a post office.
In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, fiber optic cable routes, and 32 acres of land to PEF for an electric power plant.

The following table summarizes information with respect to lease expirations for our consolidated entities as of December 31, 2025.

Year of Lease Expiration	Number of Expiring Leases	Rentable Square Footage of Expiring Leases	Annualized Base Rent[1]	Percentage of Annual Minimum Rent

2026	13	70,400	$1,016	13.93%
2027	3	5,601	$239	3.28%
2028	7	91,631	$487	6.68%
2030[2]	5	1,398,868	$5,100	69.92%
2032	1	3,750	$152	2.09%
2033	1	125,453	$82	1.12%
2034	1	1,801	$78	1.07%
2035	1	64,004	$139	1.91%
[1] Annualized base rent represents contractual minimum base rent in effect as of December 31, 2025, excluding tenant reimbursements, percentage rent, straight-line rent adjustments, and other variable lease payments. Annualized base rent is presented in thousands.

[2] This amount includes 32 acres of the PEF ground lease.
For the year ended December 31, 2025, we had three lease renewals.
Joint Ventures
We use joint ventures to advance our development projects at TRCC. This allows us to combine our resources with other real estate companies and gain greater access to capital, share in the risks of real estate developments and share in the operating expenses. More importantly, we believe it allows us to better manage the deployment of our capital.
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
We formed a joint venture with Dedeaux Properties in the fourth quarter of 2024 to develop, lease and manage an approximately 510,385 industrial building within TRCC - East, subject to the execution of construction financing.
We are involved in a joint venture with Rockefeller Development Group, or RDG, as of December 31, 2025. The TRCC/Rock Outlet Center LLC operates the Outlets at Tejon.
TRCC Entitlements
The following table summarizes total entitlements for TRCC as of December 31, 2025:

(in square feet)	Industrial	Commercial Retail
Total entitlements received	19,300,941	956,309
Total entitlements used	8,201,864	674,246
Entitlements remaining	11,099,077	282,063

The following is a summary of infrastructure costs related to the Company's commercial, retail and industrial real estate developments at TRCC as of December 31, 2025:

($ in thousands)
Project	Cost to Date	Estimated Cost to Complete	Total Estimated Cost at Completion
Tejon Ranch Commerce Center	$120,871	$81,962	$202,833
Less: Reimbursements from TRPFFA[1]	108,170	23,652	131,822
TRCC Development Costs, net	$12,701	$58,310	$71,011

1TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA, through bond sales, will reimburse the Company for qualifying infrastructure costs at TRCC.

We believe we are well positioned for long-term value creation as we continue with our current development plans at TRCC. This is evident in the 157% increase in land prices achieved over a eight-year period starting with $3.50 per square foot in 2017. Industrial rents have increased 248% over the same eight-year period starting at $0.25 per square foot in 2017. Current entitlements available at TRCC can facilitate alternative uses and further increase the per-acre value.

TEJON RANCH
COMMERCE CENTER

Master Land Use Plan

Basin
WWTP
Future
510K SF
Bldg
Sunrise Brands
Basin
Nestle
IKEA
Caterpillar
Camping World
& Transformco
L'Oreal &
Rectorseal
Travel
Centers of
America
Plant
Prefab
WWTP
Basin
n.a.p.
Famous
Footwear
Golden
Touch
Imports
Petro
Travel
Center
Basin
5
Terra Vista
The Outlets
Crow Holdings
Dollar
General
Dollar General
& P3
IKEA
WHOLLY-OWNED by TEJON RANCH
Income Producing Properties
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
0
600
1,200
2,400
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
We continue to closely monitor new construction, specifically speculative construction in comparison to pre-lease and build to suit. The commercial/industrial real estate sales market is highly competitive, with competition throughout California. The principal factors of competition in this industry are price, availability of labor, proximity to the port complexes of Los Angeles and Long Beach and customer base. While TRCC is farther from the ports of Los Angeles and Long Beach than the Inland Empire West, the relative importance of port proximity has moderated in recent periods. At the same time, eastward expansion of industrial development has shifted tenant demand further inland. These dynamics have reduced the historical premium associated with locations closest to the ports and have enhanced the competitiveness of TRCC. In addition, TRCC’s direct Interstate 5 frontage, fully entitled and shovel-ready land, and Kern County’s pro-business incentive programs may further support its competitiveness among industrial users evaluating inland distribution alternatives.
Our most direct regional competitors are in the Inland Empire, a large industrial area located 60 miles east of Los Angeles, which continues its expansion eastward beyond Riverside and San Bernardino into the Perris, Moreno Valley, and Beaumont regions of Southern California. We also face competition within Northern Los Angeles, which is comprised of the San Fernando Valley and Santa Clarita Valley along with areas north of us in the San Joaquin Valley of California. Strong demand for large distribution facilities is driving development farther east of these counties in the search for large, entitled parcels, often increasing transportation costs and lead times for companies reliant on port access. As development in the Inland Empire continues to move east and farther away from the ports, we believe that our strategic location, with direct access to major transportation corridors and proximity to the ports, positions us as a competitive alternative for logistics, warehousing, and distribution operations.
The Inland Empire industrial market is navigating a period of significant supply-side pressure and cooling demand. The vacancy rates climbed to 7.6%, an 80-basis point increase year-over-year. The downward trend in average asking rents have begun to slow, dropping by $0.01 per square foot (0.9%) quarter-over-quarter and $0.11 per square foot (9.6%) from one year ago to $1.04 per square foot. The San Fernando Valley and Ventura County industrial markets continue to see somewhat tight conditions. The vacancy rate in the San Fernando Valley increased by 110 basis points year-over-year to 3.6%, while vacancy in Ventura County increased by 130 basis points to 3.5%. Average asking rents remained unchanged at 2024 year-end. Rents in the San Fernando Valley and Ventura County remain among the highest submarkets in Los Angeles County, trailing only the South Bay.

	Vacancy Rates			Average Asking Rent (per sq. ft.)
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2025	December 31, 2024	December 31, 2023

Inland Empire	7.6%	6.8%	5.1%	$1.04	$1.15	$1.48
San Fernando Valley and Ventura County	3.6%	2.4%	1.5%	$1.42	$1.42	$1.54
Source data from Colliers International Group
Industrial users seeking larger spaces are going further north into neighboring Kern County, and particularly TRCC, which has attracted increased attention as market conditions continue to tighten. Additionally, TRCC is in a position to capture tenant awareness due to our ability to provide a competitive alternative for users in the Inland Empire and the Santa Clarita Valley, however, there can be no assurance that these advantages will offset market vacancy increases, rent softening, regulatory constraints, tenant consolidation trends or competitive development activity.

Given California’s regulators' recent efforts at the local and state levels to tighten restrictions on industrial zoning and specific industrial uses, we anticipate further legislative activity in this area. The Company’s existing and planned developments are designed to align with current regulatory requirements, while incorporating flexibility where possible to adapt to future policy changes. Through our Company advocacy strategies, Tejon Ranch will engage to influence policy discussions to support our industrial development goals.
Multifamily
Terra Vista at Tejon
In 2021, the Kern County Board of Supervisors approved a Conditional Use Permit (“CUP”) authorizing the development of a multifamily apartment community within TRCC. The approved CUP permits the Company to develop up to 495 multifamily residences in thirteen apartment buildings, together with approximately 6,500 square feet of community amenity space and 8,000 square feet of community-serving retail (collectively, “Terra Vista at Tejon”). The community is situated on a 22-acre site immediately north of the Outlets at Tejon.

The first phase of Terra Vista at Tejon was completed in 2025 and represents the first phase of development, consisting of 228 units. The project represents the first newly constructed, professionally managed multifamily community within TRCC and introduces a product type that is limited within the immediate South Bakersfield submarket, where there has been relatively modest recent multifamily development. The community includes amenity offerings typical of newly delivered apartment properties, including a resort-style pool, fitness center, resident lounge, and other common-area facilities.

Leasing commenced in May 2025. As of December 31, 2025, the project was approximately 63% leased. Residential leases have an average term of approximately 12 months. As of March 19, 2026, the project was approximately 71% leased, reflecting continued absorption as the community progresses toward stabilization. Terra Vista at Tejon represents the first residential component of TRCC and is intended to provide housing opportunities for employees working at distribution centers, retail establishments, hotels, and restaurants located within TRCC.

We are positioning our Multifamily platform to benefit from employment activity associated with logistics, distribution, and related service uses along key transportation corridors serving TRCC and the surrounding region. The greater Bakersfield rental market is generally characterized by relative affordability compared to major coastal California markets. Demand for rental housing in the region is influenced by local employment levels, household formation trends, the cost of homeownership, and the timing and volume of new multifamily supply.

Consistent with industry practice, we monitor key operating metrics, including physical occupancy, leasing activity, renewal rates, concessions, and changes in asking rents. Given the typical 12-month lease structure in the apartment industry, rental rates may adjust to prevailing market conditions over relatively short periods. Properties in lease-up are subject to market absorption levels, competitive supply conditions, and broader economic factors, and the timing of stabilization may vary accordingly.

Real Estate - Resort/Residential
Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering, and land stewardship and conservation activities. We have three major resort/residential communities within this segment at various stages of entitlement and development:
•Mountain Village at Tejon Ranch
•Grapevine at Tejon Ranch
•Centennial at Tejon Ranch
•Grapevine North
MV and Grapevine received project approvals and entitlements. We are continuing entitlement and planning activities for Centennial. Grapevine North is currently utilized for agricultural operations and is not in active development.
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
Full build out of our mixed-use master planned communities is expected to take 25 years or longer from the start of construction. We are unable to determine anticipated completion dates with certainty given the inherent complexity of the entitlement process in California, which requires approvals at federal, state, and county levels.
Macroeconomic conditions, including labor costs, raw material expenses, and inflation, also influence the timing and cost of development. We have obtained entitlements on MV and prevailed in litigation in 2012, and Grapevine was reapproved unanimously by the Kern County Board of Supervisors in 2019 and prevailed in litigation in 2021.

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

TEJON RANCH
Kern County
Los Angeles County
138
5

CENTENNIAL

Los Angeles County

Planning Area	12,323	ac
Acres to be Developed	6,699	ac
Open Space	5,624	ac
Planned for Dwelling Units	19,333	du
Commercial Development	10,100,000	sf

Tejon Ranch
Commerce
Center
Grapevine
Grapevine North
Planning Area
5
Grapevine
TEJON RANCH

GRAPEVINE

Kern County

Entitled Area	8,010	ac
Acres to be Developed	4,643	ac
Open Space	3,367	ac
Entitled Dwelling Units	12,000	du
Commercial Development	5,100,000	sf

The above land use plan is subject to change based upon economic and market variables.

Mountain Village at Tejon Ranch

MV is planned as a low-density, resort-based mixed-use community encompassing 26,417 acres, including 5,082 acres for a master planned community with housing, lodging, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and 21,335 acres of open space. The first final map for the project consisting of 401 residential lots and parcels for hospitality, amenities, and public uses was approved by Kern County in December 2021.
The commercial component of the project is a 160,000 square foot commercial center known as Farm Village (shown above), which will serve as the community's commercial hub. In 2018, we obtained commercial site plan approval from Kern County for the first phase of the Farm Village consisting of 53,180 square feet.
Timing of MV development in the coming years will be dependent on the strength of both the economy and the residential real estate market. We are currently pursuing capital financing opportunities for the development of MV. Such financing opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or equity financing.

Grapevine at Tejon Ranch
Grapevine is a mixed-use master planned community encompassing 8,010 acres of our lands within Kern County located on the San Joaquin Valley floor, adjacent to TRCC. Grapevine is entitled for 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks. The 4,643 acres designated for mixed-use development will include housing, retail, commercial, and industrial components. The Company is focused on Planning Area 6A, a 620 acre sub-area of the larger 8,010 acre project area that lies immediately southeast of TRCC, proximate to the Company’s existing development and infrastructure. The Company is working to develop land planning, engineering, and technical analysis that will serve as the foundation for subdivision mapping for the development of the initial phase of Grapevine. Subdivision mapping is expected to start in 2026 and continue to 2028, with horizontal infrastructure development and vertical construction to follow. The Company also continues to work to obtain resource permits for the development of Grapevine, including permits from CA Department of Fish and Wildlife as well as the CA Regional Water Quality Control Board, and federal permitting from the US Fish and Wildlife Service.
Grapevine North
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

Centennial at Tejon Ranch

The Centennial development is a mixed-use master planned community development planned to encompass 12,323 acres of our land within Los Angeles County. Centennial is being entitled for 19,333 housing units, including nearly 3,500 affordable units, and 10.1 million square feet of commercial development. The project is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 93.84% ownership interest as of December 31, 2025. Centennial is envisioned to be an ecologically friendly community that will achieve a job-housing balance.
Centennial had entitlements that were initially approved in 2019 by the Los Angeles County Board of Supervisors. These approvals were litigated in two lawsuits filed in Los Angeles County Superior Court in May 2019. In January 2022, the Superior Court issued a decision rescinding the Centennial project approvals, which decision was upheld on appeal pursuant to a written Court of Appeal decision issued on June 26, 2025. On December 2, 2025, LA County rescinded and set aside the Centennial approvals. The Company is in the process of working with Los Angeles County to advance the Centennial project and has begun the process to re-entitlement of the Centennial project (“re-entitlement”). We expect that re-entitlement will involve processing project and land use entitlements that are substantively similar to the Centennial approvals that were approved in April of 2019, while addressing the matters adjudicated in the litigation. See Note 13 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements for further discussion.
The principal competition for Centennial and Grapevine is expected to come from developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. We intend to differentiate our communities through our unique settings, land planning and product offerings. MV will compete generally for discretionary dollars that consumers will allocate to recreational and residential homes.

The following is a summary of the Company's residential real estate developments as of December 31, 2025:

Community:	Mountain Village	Centennial	Grapevine	Resort
Location:	Kern County	Los Angeles County	Kern County	Residential
Project Status[1]:	Entitled	Entitlement Ongoing [4]	Entitled	Total
Entitlement Area (acres):	26,417	12,323	8,010	46,750
Housing Units:	3,450	19,333	12,000	34,783
Commercial Development (sqft)[2]:	160,000	10,100,000	5,100,000	15,360,000
Open Areas (acres):	21,335	5,624	3,367	30,326
Costs to Date[3]:	$161,388	$128,549	$45,801	$335,738
1 Estimated completion anticipated to be 25 years, or longer, from commencement of construction. To-date construction has not begun.
2 MV also has approval for up to 750 lodging units and 350,000 square feet of amenity facilities and two 18-hole golf courses.
3 Dollars presented in thousands.
4 Project being entitled. See Commitments and Contingencies Footnote 13.
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
We lease certain portions of our land to oil companies for the exploration and production of oil and gas. We do not engage in any oil exploration or extraction activities. As of December 31, 2025, 12,015 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 67,441 barrels of oil and 13,088 MCF (each MCF being 1,000 cubic feet) of dry gas during 2025. Our share of production, based upon average royalty rates during the last three years, has been 27, 31, and 34 barrels of oil per day for 2025, 2024, and 2023, respectively. There are 293 active oil wells located on the leased land as of December 31, 2025. Royalty rates on our leases averaged approximately 15% of oil production in 2025. While California’s permitting framework and regulatory environment have historically constrained new exploration and expansion of oil production, recent actions at the state and county levels have introduced measures that may support continued operations and, in certain circumstances, facilitate production activities. The net impact of these evolving regulatory dynamics on the Company’s mineral resources segment remains uncertain. In addition, the Company does not estimate oil and gas reserves, and our lessees do not provide us with reserve information, which further limits visibility into the long-term production potential of our mineral interests.
Average monthly oil prices trended lower through much of 2025, with pricing decreasing from higher levels in the early part of the year and moving toward lower average prices later in 2025. For example, monthly average Midway-Sunset crude prices declined from approximately $74.5 per barrel in January 2025 and $71.4 per barrel in February 2025 to approximately $60.3 per barrel in May 2025, before stabilizing in the range of approximately $63.90 to $64.30 per barrel from June through August 2025, reflecting changes in regional and broader crude supply and demand conditions. Oil and natural gas prices are highly sensitive to fluctuations driven by relatively minor shifts in supply and demand, market uncertainty and various external factors beyond our control. These include changes in domestic and global supply and demand dynamics, domestic and global inventory levels, and political and economic conditions. Additionally, geopolitical tensions, including ongoing conflicts in the Middle East and Eastern Europe, further contribute to price volatility.

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
We also lease 277 acres to Granite Construction and 244 acres to Griffith Construction for the mining of rock and aggregate product that is used in construction of roads and bridges. The royalty revenues we receive under this arrangement are based upon the amount of product produced at these sites. The Granite site reached the end of its economic life and began restoration activities during 2023. We also have a royalty arrangement with Granite Construction tied to 703 acres of land previously owned by the Company that began operations in 2021 and is now paying royalty payments, which will more than offset the payments that had been received from the old Granite site.
Water sales opportunities each year are impacted by rain and snowfall volume along with California State Water Project, or SWP, allocations. The current SWP allocation is at 30% of contract amounts with an expectation that the allocation may increase.
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
Farming Operations
In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes— 1,036 (all in production); almonds—1,962 (1,350 in production and 612 under development); and pistachios—932 (all in production). We also have 150 acres of olives currently under development and plan to plant an additional 150 acres of olives in 2026 as part of our ongoing diversification efforts. We periodically lease 530 acres of land that is used for row crops which can also be used for the development of permanent crops, such as almonds.
Pricing for nut and grape crops is particularly sensitive to the size of each year’s world crop, prior year inventory carry forward, and demand for those crops. The almond industry's final projection for 2025 yields is about 2.7 billion pounds. This estimate along with a lower inventory carry forward helped to improve pricing for the 2025 crop year.
Weather conditions directly affect tree and vine performance, particularly through the number of dormant or “chill” hours required for proper bud development and crop set. During the most recent growing season, we experienced sufficient chill hours and generally favorable, predictable weather patterns without significant unusual weather events. Unlike 2024, when extreme summer heat and late spring rains during grape bloom negatively impacted production and increased cultural costs due to higher mildew pressure. The ultimate impact of weather conditions on 2026 production, however, will not be fully known until the growing season progresses and harvest results are realized in the summer of 2026.
Labor costs, both internal and through labor contractors, continue to increase and the Company expects this trend to continue over the foreseeable future. The Company utilizes external labor contractors, as necessary, for large projects, such as pruning and harvesting, as a way to manage our labor needs. From a broader inflationary standpoint, the Company is seeing and expects to continue to see an increase in production costs, most notably chemicals such as herbicides and pesticides, and fuel costs. Winter chill hour accumulation to date has been below historical averages, which may affect bloom timing and crop development. In addition, the Company’s pistachio orchards are expected to be in a down-bearing year, consistent with the crop’s natural alternate bearing cycle, which may result in lower production compared to the prior year. As with all specialty crops, final yields will depend on spring weather conditions, including the potential impact of late-season rains and wind during bloom. The Company believes that tighter industry inventories may help support commodity pricing, partially offsetting production variability.
Sales of our grape and pistachio crops typically occur in the third and fourth quarters of the calendar year. Sales of our almond crop also typically occur in the third and fourth quarters of the calendar year but can occur up to a year or more after the crop is harvested. In 2025, we sold 58% of our grape crop to one winery, 32% to a second winery and the remainder to one other customer. These sales are under contracts ranging from one to eight years, which provides revenue visibility and helps mitigate counterparty risk through multi-year contractual arrangements. In 2025, our almonds were sold to various commercial buyers, with the largest buyer accounting for 24% of our crop. We believe that we would not be adversely affected by the loss of any or all of these buyers, because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.

At this time, the State Department of Water Resources has announced that the estimated water supply for 2026 will be at 30% of full entitlement. This allocation may change based upon precipitation and snowpack runoff in Northern California from additional potential winter storms. The current 30% allocation of SWP water is enough for us to farm our crops when combined with our other water sources. We have additional water resources, such as groundwater and surface sources, and those of the water districts we are in that allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of 2026 water supplies on 2026 California crop production for almonds, pistachios, and wine grapes. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.” Also see Note 6 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.
Ranch Operations
Our ranch operations segment consists of grazing lease revenues, game management revenues, land maintenance activities, and ancillary land uses, such as filming.
Approximately 256,000 acres are used for two grazing leases, which account for 41% of total revenues from ranch operations at December 31, 2025.

Game management offers a wide variety of guided big game hunts, including trophy Rocky Mountain elk, deer, turkey and wild pig. We offer guided hunts and memberships for both the Spring and Fall hunting seasons and also have bird hunting memberships through the High Desert Hunt Club which operates out of the historic Beale Adobe.
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
Environmental Sustainability
Environmental stewardship and sustainability are core values at Tejon Ranch Co., along with quality, visionary innovation and development. The initiatives and objectives described below reflect our current plans and aspirations and are subject to change based on technological, regulatory, economic, and market conditions. There can be no assurance that such objectives will be achieved as currently contemplated or at all.
Climate Change
The Company maintains policies intended to both reduce its carbon footprint and proactively sequester, or capture and store carbon.
•Since 2008, the Company has voluntarily conserved 240,000 acres of its land covered by trees and other vegetation. An analysis conducted in 2020 for the Company by Dudek Environmental Services determined that this acreage effectively sequesters 3.3 million tons of carbon. That equals the volume of carbon produced in a single year by 2.5 million passenger vehicles, approximately 5% of California’s 2022 passenger vehicle fleet.
•Solar power is used significantly within TRCC. For example, the Company installed a solar-covered parking structure at the Outlets at Tejon. The structure covers 1.85 acres and is projected to reduce by approximately 83% the outlet center’s electricity consumption needs for shared spaces and produce approximately 1,076,000-kilowatt hour, or kWh, of clean energy every year. In addition, the IKEA distribution center at TRCC features a 1.8 MW photovoltaic solar array covering 370,000 square feet of the warehouse’s rooftop. The system handles the power needs of IKEA’s distribution center and provides power to the electrical grid as well. Caterpillar’s distribution center in TRCC utilizes a ground-based solar array to reduce its energy usage. The Company also installed solar-covered parking structures at Terra Vista at Tejon. The structure covers 0.25 acres and is projected to reduce by approximately 100% Terra Vista's electricity consumption needs for shared spaces and produce approximately 223,000-kilowatt hour, or kWh, of clean energy every year.

•The Company also leases land to Calpine Energy, a power generating company, which is completing the development of a 600-acre industrial-sized solar field. Located immediately adjacent to Calpine’s Pastoria Energy Facility, a natural gas and steam powered generating plant on leased land in the San Joaquin Valley portion of Tejon Ranch, the solar array is expected to produce approximately 100 MW of power once fully operational.
•TRCC is important to the growth of electric vehicle usage, as it contains one of the largest Tesla Supercharger stations in the country. Combined, the west and east sides of TRCC contain nearly 100 superchargers. The facility is owned by the Company.
•The Company’s master planned mixed-use residential communities are designed with a jobs housing balance that will locate housing near employment centers, reducing commuting miles. Centennial is designed to include electric vehicles, through vehicle purchase incentives. Centennial development plans include approximately 23,000 EV charging locations within residential and commercial areas of the community, and support for the installation of an additional approximately 5,000 EV chargers within disadvantaged communities in the greater Los Angeles metropolitan area. In addition, approximately 100 EV chargers are planned at TRCC to support medium- and heavy-duty trucks. Centennial's development plans also include on-site renewable energy generation intended to supply approximately 50% of the community’s energy needs. Residential units at Centennial and Grapevine are planned to operate without natural gas service, while limited natural gas use may be permitted for certain essential commercial applications.

•At Grapevine, like Centennial, 50% or more of its energy supply is intended to be produced on site by renewable sources, and natural gas will not be installed in homes.
•All homes in MV will feature roof-top photovoltaic solar arrays and battery energy storage systems, where required by code.

Air Quality
•The Company has contracted with the San Joaquin Valley Unified Air Pollution Control District, or SJVUAPCD, to pre-mitigate air emissions including GHG emissions related to the Company’s current development at TRCC-East and future development at MV and Grapevine. As part of this effort, in 2021, SJVUAPCD facilitated emissions reduction projects related to TRCC-East and identified measures to address projected future emissions for the full build-out of the project. Additionally, for the initial phase of development at MV, the Company has contributed funding to support the replacement of outdated agricultural engines, which is expected to reduce certain air emissions in the region.
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

Water Conservation
•At TRCC-East, water used for irrigation purposes is reclaimed from the water treatment plant. Landscaping at the Outlets at Tejon consists of drought-tolerant, native planting material.
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

Customers
Our PEF power plant lease accounted for 9% of total revenues in 2025, 11% in 2024 and 11% in 2023. No other recurring customer represented 5% or more of our revenues in 2025, 2024 and 2023.
Organization
Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.
Human Capital
At December 31, 2025, we had 65 full-time employees and five part-time employees. We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. To attract and retain top talent, we have designed our compensation and benefits programs to provide a balanced and effective reward structure. Our short and long-term incentive programs are aligned with key business objectives and are intended to motivate strong performance. Our employees are eligible for medical, dental and vision insurance, a 401(k) savings/retirement plan, employer-provided life and disability insurance and an array of voluntary benefits designed to meet individual needs. We have adopted a Compliance with State and Federal Statutes, Rules and Regulations Reporting Policy that applies to all of our employees. Its receipt and review by each employee are documented and verified quarterly. None of our employees are covered by a collective bargaining agreement.
Our policies are designed to promote fairness and equal opportunities within the Company. When attracting, developing and retaining talent, we seek individuals who hold varied experiences and viewpoints and embody our core values to create an inclusive culture and workplace that allows each employee to do their best work and drive our collective success. We believe that an experienced and varied workforce possesses a broader array of perspectives that businesses need to remain competitive in today’s economy. We maintain employment policies that comply with federal, state and local labor laws and promote a culture of respect. These policies set forth our goal to provide opportunities without discrimination or harassment on the basis of protected categories. All of our employees must adhere to a Code of Business Conduct and Ethics that sets standards for appropriate behavior, and all employees must also complete required internal training on respect in the workplace to further enhance our cultural behaviors.
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
Information about our Executive Officers
The following table shows each of our executive officers and the offices held as of March 19, 2026, the period the offices have been held, and the age of the executive officer.

Name	Office	Held since	Age
Matthew Walker	President and Chief Executive Officer	2025	55
Hugh McMahon	Executive Vice President, Real Estate	2014	59
Robert D. Velasquez	Senior Vice President, Chief Financial Officer & Treasurer & Chief Accounting Officer	CFO since 2025 CAO since 2022	59
Michael R.W. Houston	Senior Vice President, General Counsel & Secretary	2023	51
A description of present and prior positions with us, and business experience is given below.

Mr. Walker joined the Company on March 6, 2025 as Chief Operating Officer, as previously announced. He succeeded Gregory S. Bielli, becoming President and Chief Executive Officer as of April 1, 2025. Prior to joining the Company, Mr. Walker served as Executive Vice President at Lowe, a private real estate company, overseeing the firm’s hospitality and resort community platform from 2000 to 2025. Prior to joining Lowe, Mr. Walker held positions at several architectural firms. Mr. Walker earned a Bachelor of Architecture from Cornell University and a Master of Business Administration from the UCLA Anderson School of Management.
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
Mr. Velasquez joined the Company as Vice President of Finance in 2014. Mr. Velasquez's title was subsequently changed, in 2015, to Vice President of Finance and Chief Accounting Officer to more accurately describe the responsibilities of his office. In 2025, he was promoted to Chief Financial Officer. Prior to joining the Company, Mr. Velasquez served as an Executive Director at Ernst & Young in their audit and assurance practice section. Mr. Velasquez worked with Ernst & Young from 1999 through 2014. Mr. Velasquez holds a B.S. in Business Administration – Option: Accounting from California State University, Los Angeles. Mr. Velasquez is a Certified Public Accountant in the state of California. On January 1, 2018 he was promoted to Senior Vice President, Finance and Chief Accounting Officer. On January 1, 2019, he was appointed Chief Financial Officer and served in that role until March 2022. In 2022, he was given the title of Chief Accounting Officer. In July of 2025, he was appointed again to Chief Financial Officer and Treasurer.
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
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of future homes and commercial spaces live could reduce the demand for our products and, as a result, could adversely affect our business, results of operations, and financial condition. Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our real estate products live have had and may in the future have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates, and population growth, or an oversupply of product for sale or lease may reduce demand, depress prices, and cause buyers to cancel their purchase agreements. This, in turn, could adversely affect our results of operations and financial condition. Additionally, increasing insurance costs, particularly in wildfire-prone areas such as California, may make homeownership and commercial property leasing less affordable for prospective buyers and tenants. Rising premiums or limited availability of fire insurance could further suppress demand and negatively impact property values, which, in turn, could adversely affect our results of operations and financial condition.

Higher interest rates and lack of available financing can have significant impacts on the real estate industry. Higher interest rates generally impact the real estate industry by making it harder for borrowers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Higher interest rates can also lead to tighter construction lending markets impacting the development of industrial buildings within our projects. Any decrease in demand will negatively impact our proposed developments. Lack of available credit to finance real estate purchases can also negatively impact demand. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.
We are subject to various land use regulations and require governmental approvals and permits for our developments that could be denied. In planning and developing our land, we are subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, infrastructure design, subdivision of land, and construction. All of our new developments currently require or have required amending existing general plan and zoning designations, so it is possible that our entitlement applications could be denied. In addition, the zoning that ultimately is approved could include density provisions that would limit density that could be built within the boundaries of a particular area, which could adversely impact the financial returns from a given project. Many states, cities and counties (including neighboring Ventura County) have in the past approved various “slow growth” or “urban limit line” measures. If that were to occur in the jurisdictions governing the Company’s land use, our future real estate development activities could be significantly adversely affected.
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
Until final permits are received, litigation is complete, and final maps are received, we will have a limited inventory of real estate. Each of our four current and planned real estate projects, TRCC, Centennial, MV, and Grapevine involve obtaining various governmental agency permits, local government permits, such as building permits, overcoming litigation, and receiving final maps from local jurisdictions. A delay in achieving these items could lead to additional costs related to these developments and potentially lost opportunities for the sale of lots and parcels to developers and land users.
We are in competition with several other developments for customers and residents. Within our real estate activities, we are in direct competition for customers with other industrial sites in Northern, Central, and Southern California. We are also in competition with other highway interchange locations using Interstate 5 and State Route 99 for commercial leasing opportunities. Once they receive all necessary permits and approvals, Centennial and Grapevine will ultimately compete with other residential housing options in the region, such as developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. MV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will include a greater area and range of projects. Intense competition may decrease our sales and negatively impact our operating results.
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
Our developable land is concentrated entirely in California. All of our developable land is in California and our business is especially sensitive to the economic conditions within California. Any adverse change in the economic climate of California, or our regions of that state, and any adverse change in the political or regulatory climate of California, or the counties where our land is located, could adversely affect our real estate development activities. Ultimately, our ability to sell or lease real estate may decline as a result of weak economic conditions or restrictive regulations.
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

The process of a project's development begins, and financial and other resources are committed long before a real estate project comes to market, which could occur at a time when the real estate market is depressed. It is also possible in a rural area like ours that no market for the project will develop as projected. Farming, energy and mineral resources are also subject to business cycles and/or seasonality that could have a material impact to the business.
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
Our reserves and production will decline from their current levels. The rate of production from oil, natural gas, and mining properties generally decline as reserves are depleted. Any decline in production or reserves could materially and adversely affect our future cash flow, liquidity and results of operations.
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
Our multifamily development, Terra Vista at Tejon, is in its initial lease-up phase and may not achieve anticipated occupancy levels or rental rates. Terra Vista at Tejon, our 228-unit multifamily community completed in 2025, is currently in its initial lease-up phase and has not yet reached stabilized occupancy. During lease-up, operating expenses are generally incurred at levels consistent with stabilized operations, while rental revenues increase gradually as occupancy builds. As a result, the property may generate operating losses until stabilization is achieved.

There can be no assurance that Terra Vista will achieve anticipated occupancy levels, rental rates, or absorption timelines. Demand for rental housing in the greater Bakersfield submarkets may be affected by local employment conditions, competing supply, affordability of homeownership, broader economic conditions, and insurance costs in California. If lease-up occurs more slowly than expected, if rental rates are lower than projected, or if concessions are required to attract tenants, the project’s operating results and cash flows could be adversely affected.

Reliance on third-party property managers could adversely affect property operations and financial performance. We rely on third-party property managers to conduct the day-to-day operations, leasing, and maintenance of our multifamily development. As a result, our ability to maintain occupancy levels, achieve targeted rental rates, control operating expenses, and provide a satisfactory resident experience depends in part on the performance of these third-party managers.

If a property manager fails to effectively market and lease available units, maintain properties in a timely and cost-effective manner, comply with applicable laws and regulations, or provide satisfactory resident services, the performance of the applicable property may be adversely affected. In addition, because we do not directly control all on-site personnel and operational decisions, we may experience delays in identifying and correcting operational or leasing issues, which could result in lower occupancy, increased concessions, higher operating expenses, reduced rent collections, or reputational harm.

Our reliance on third-party managers may also increase the risk that properties under development or in lease-up do not achieve projected absorption rates, rental levels, or stabilization timelines. If a property manager underperforms or fails to meet our expectations, we may be required to replace such manager, which could result in operational disruption, transition costs, and temporary declines in property performance.

Any of these factors could adversely affect our results of operations, financial condition, cash flows, and the value of our real estate investments.

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
A complicating factor in any joint venture is that strategic partners may have economic or business interests or goals that are inconsistent with ours or that are influenced by factors related to our business or change over time. These competing interests lead to the difficult challenges of successfully managing the relationship and communication between strategic partners and monitoring the execution of the partnership plan. We may also be subject to adverse business consequences if the market reputation or financial position of the strategic partner deteriorates. If we cannot successfully execute transactions with strategic partners, our business could be adversely affected.
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
Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of March 19, 2026, directors and members of our executive management team beneficially owned or controlled approximately 21.8% of our

Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration and sale of any significant number of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.
We may be subject to shareholder activism or proxy contests, which could adversely affect our business and stock price.
We may become subject to shareholder activism, proxy contests or other campaigns by investors seeking to influence our strategic direction, capital allocation, governance practices or board composition. Responding to such actions could require significant time and attention from our Board of Directors and management team and could result in substantial legal, advisory and other expenses. In addition, the perceived or actual uncertainty associated with shareholder activism may create instability within the Company, disrupt our strategic initiatives, and adversely affect our relationships with strategic partners, employees and other stakeholders. These actions could also result in volatility in the market price of our Common Stock.

The California property insurance market may adversely affect our development activities and property values.
California’s property insurance market has experienced reduced carrier participation, increased underwriting restrictions and premium volatility. If adequate insurance coverage becomes unavailable or cost-prohibitive for the Company, our tenants or future homeowners within our developments, we may experience delays in development timing, reduced transaction activity, or increased operating costs. In addition, limited availability or higher costs of insurance could adversely affect property values, buyer demand and overall marketability of our real estate assets. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
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
Our management, led by our Senior Vice President of Finance, Chief Financial Officer and Chief Accounting Officer, Robert D. Velasquez, is responsible for overseeing the Company’s cybersecurity risk assessment and management processes, including their implementation and maintenance. The Company utilizes a third-party managed service provider, Grapevine MSP, to administer, monitor, and manage our information technology systems, including the majority of our cybersecurity functions.
Management maintains oversight of Grapevine MSP through ongoing engagement, performance monitoring, and review of cybersecurity controls and incident response procedures. The Company’s cybersecurity risk management program is designed to assess, identify, and manage risks from cybersecurity threats, including those associated with third-party service providers. Management monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents and oversees the operation of our incident response processes.
The Audit Committee of the Board of Directors provides oversight of cybersecurity risk and receives periodic updates from management regarding the Company’s cybersecurity posture, material risks, and any significant incidents. The Board of Directors is informed, as appropriate, of material cybersecurity risks and incidents.
Robert D. Velasquez, CPA, is an experienced risk management professional in our finance and risk management function and has served as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer since March 2022. Mr. Velasquez currently oversees key functions for the Company’s accounting, finance, and treasury strategies, including risk management. In addition, Mr. Velasquez leads the Company’s cybersecurity risk oversight and the development and enhancement of internal controls designed to prevent, detect, address, and mitigate the risk of cyber incidents.
The Company did not experience any material cybersecurity incidents during 2025.
ITEM 2.     PROPERTIES
Land
Our approximately 270,000 acres include portions of the San Joaquin Valley, portions of the Tehachapi Mountains and portions of the western end of the Antelope Valley. Each of our six reporting segments uses various portions of this land, as indicated in Item 1. A number of key transportation and utility facilities cross our land, including Interstate 5, California Highways 58, 138 and 223, the California Aqueduct (which brings water from Northern California), and various transmission lines for electricity, oil, natural gas and communication systems. Our corporate offices are located on our property.
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
In addition to the WRMWSD contract water entitlements, we have access to an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. TCWD, a local water district whose service area includes land we own and land we have sold in TRCC, has 5,749 acre-feet of SWP entitlement (also called Table A amount), subject to SWP allocations. In addition, TCWD has 65,199 acre-feet of Company water stored in Kern County water banks for future uses. Both the SWP entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and the Company. TCWD through its contract with the Company supplies water to TRCC, and will be the principal water supplier for any significant mixed-use development in MV. TCWD will also be the water district that provides services to the Grapevine and Centennial projects.
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
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. This contract allows us to purchase water each year. The purchase cost of water in 2025 was $986 per acre-foot. Purchase costs are subject to annual cost increases based on the greater of the consumer price index or 3%, resulting in a 2026 purchase cost of $1,021 per acre-foot.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis, until the water is needed to satisfy the Company’s water demands.
During 2025, SWP allocations were 50% of contract levels, and WRMWSD was able to supply us with water from various sources that, when combined with our water sources provided sufficient water to meet our farming and real estate demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to supplement our other water supplies. In years where the supply of water is sufficient, both WRMWSD and TCWD are able to bank (percolate into underground aquifers) excess supplies for future use. Water banked by TCWD is at the request of the Company as a part of the water contract with TCWD. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its supplemental water purchases from other water districts, ground water wells and water banking assets. Based on historical records of water availability, we believe we have no material issues with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then WRMWSD may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from other sources, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. The DWR has announced a 30% preliminary SWP water allocation for 2026. The current 30% allocation of SWP water will allow us to have sufficient water for our farming needs for the next year.
All SWP water contracts require annual payments related to the fixed and variable costs of the SWP and each water district, whether or not water is used or available. WRMWSD and TCWD contracts also establish a lien on benefited land.
Portions of our property also have available groundwater, which we believe would be sufficient to supply commercial development in the Interstate 5 corridor and support current agricultural operations. Groundwater rights in the Antelope Valley Basin have been adjudicated, which limits the availability of groundwater in that basin. In December of 2015, the judgment for the adjudication was finalized. Tejon Ranch was granted an annual groundwater production right of 1,634 acre-feet.

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

On February 20, 2025, the SWRCB held a public hearing to consider a probationary designation for the Kern Subbasin under SGMA. At the hearing, the Board members heard presentations from groundwater sustainability agencies (GSAs), Board staff, and other interested parties, and received public comments, before deciding to continue the hearing to September 17, 2025. By continuing the hearing, the Board is providing more time for the SWRCB staff to continue working with the Kern Subbasin GSAs and finish resolving identified deficiencies in their GSPs. On September 17, 2025, the SWRCB unanimously determined a probationary designation was not necessary at that time and indicated it would return the subbasin to the (DWR) jurisdiction. On December 8, 2025, SWRCB notified DWR that, after determining the adopted 2025 Groundwater Sustainability Plans adequately resolved prior deficiencies, the Kern Subbasin is being returned to the Department’s jurisdiction under SGMA. This final ruling restores local management authority to TCWDGSA over the portion of the Kern Subbasin underlying the Company’s land and eliminates the potential for SWRCB to impose and collect administrative fees for managing the subbasin.

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
Another development is DWR’s plan for construction of a facility to convey water through the Delta in the form of a tunnel system that would divert water at or near the northern end of the Delta and convey the water underground via tunnel for delivery at or near the southern end of the Delta. This project is known as the Delta Conveyance Project, or DCP. DWR has approved the Final EIR for DCP. DWR and the SWP Contractors will continue to work on executing amendments to the water supply contracts that provide for addition of the DCP to the SWP. The DCP is intended to increase the amount of water available for delivery across the Delta, particularly in wet years. There can be no assurance that the Delta Conveyance Project will be completed on currently anticipated timelines, within projected budgets, or at all. Legal challenges, funding limitations or regulatory delays could reduce anticipated reliability benefits.
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
The Company is also a participant in a water storage project, Sites Reservoir, located in Northern California, in the Sacramento Valley. The Sites Reservoir Project is led by the Sites Project Authority, a joint powers authority made up of irrigation agencies, water districts, cities, and counties. The Company is participating in the project through AVEK, with 500 acre-feet, and through WRMWSD with an additional 500 acre-feet. The project’s main goal is to capture more water during wet years, which is especially beneficial and necessary when the precipitation is higher than the snowpack. The reservoir can hold up to 1.5-million-acre feet. This project is one of the state's largest proposed water infrastructure projects and strongly supported by the State’s Governor. It also recently received over $100 million of federal funding. The Authority is in the process of obtaining a water right permit for the Project. Construction is currently expected to commence in the latter part of 2026, with full operations anticipated by 2032. This will increase the Company's availability to secure water during wet years by increasing our storage capacity with the State of California, that would ultimately be utilized during dry years, or drought years. In addition, the Company will secure a dedicated storage space at the Sites Reservoir that can be monetized in the future by leasing or potentially selling this dedicated storage space.
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
We paid $3,791,000 and $2,775,000 in special taxes related to the CFDs in 2025 and 2024, respectively. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. It is expected that we will have special tax payments in 2026 of $3,867,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation as of December 31, 2025.
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
Not Applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock trades under the symbol TRC on the New York Stock Exchange.
As of February 28, 2026, there were 262 registered owners of record of our Common Stock.
No cash dividends were paid in 2025 or 2024 and at this time there is no intention of paying cash dividends in the near future.
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the year ended December 31, 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program[2]	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program[2]
January 2025	5,118	$15.16
January 2025	1,611	$15.90
January 2025	13,425	$15.90
March 2025	11,349	$15.33
December 2025	4,947	$15.99
	36,450

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
OVERVIEW
Our Business
We are a diversified real estate development and agribusiness company focused on responsibly utilizing our land resources to meet the housing, employment, and lifestyle needs of Californians while creating long-term shareholder value. In support of these objectives, we have been investing in land planning and entitlement activities for new commercial/industrial and resort/residential land developments and in infrastructure improvements within our active industrial development. Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield.

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
We currently operate in six reporting segments: real estate - commercial/industrial; multifamily; real estate - resort/residential; mineral resources; farming; and ranch operations.
Our commercial/industrial real estate segment generates revenues from real estate leases, and sales of land and buildings, with TRCC representing our primary commercial and industrial development.
In 2025, we expanded our real estate operations to include a dedicated multifamily segment focused on the development, lease-up, and long-term ownership of residential rental communities within TRCC, beginning with Terra Vista at Tejon. The addition of multifamily residential leasing further diversifies our portfolio and is expected to enhance long-term recurring revenue streams.
Our resort/residential real estate development segment is actively involved in the land entitlement and pre-development activities, both internally and through a joint venture. Our active developments within this segment include Mountain Village, Grapevine, and Centennial.
Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement of California Inc., and water sales.
Our farming segment produces revenues from the sale of wine grapes, almonds, and pistachios, and we are expanding our permanent crop portfolio to include olives.
Lastly, our ranch operations segment generates revenues from game management activities and ancillary land uses, including grazing leases and filming activities.
Financial Highlights
For 2025, net income attributable to common stockholders was $75,000 compared to net income attributable to common stockholders of $2,690,000 in 2024. The primary factor driving the decrease was an increase in corporate expenses of $2,976,000, primarily due to higher shareholder-related expenses associated with a contested board election and proxy defense efforts. Additionally, equity in earnings of unconsolidated joint ventures decreased by $2,519,000 due to lower fuel and non-fuel revenues at Petro Travel Plaza, or TA/Petro. The above decreases were partially offset by a $3,514,000 improvement in the operating results from farming segment, driven by improved pistachio revenues, and a $2,362,000 increase in profit from the real estate commercial/industrial segment, driven by higher profit from land sales. Total profit from land sales for the year was $1,875,000.
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
During 2026, we will continue to invest funds towards vertical development within our active commercial and industrial operations at TRCC, including the development of an additional industrial building and related infrastructure. We also expect to continue with lease-up activities at Terra Vista at Tejon, our multifamily apartment community located immediately adjacent to the Outlets at Tejon within TRCC. We will also invest funds as necessary towards permits, and maps for our master plan mixed-use developments and for master project infrastructure. Securing entitlements for land, as is currently the case with our Centennial project, is a lengthy and complex process that can take several years and involves litigation. During the next few years, our net income will fluctuate from year-to-year based upon, among other factors, commodity prices, production within our farming segment, the timing of land sales and the leasing of land, industrial space, and/or multi-family apartment units within our industrial developments, and equity in earnings generated from our unconsolidated joint ventures.
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
We believe the following critical accounting estimates reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements:
Impairment of Long-Lived Assets, Real Estate Development – We evaluate our real estate development projects for impairment on an ongoing basis. Our evaluation for impairment involves an initial assessment of each real estate development to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of a real estate development are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the Company’s strategic plan for the real estate development, the entitlement process, government regulation, litigation, geographical demand for new housing, market conditions related to pricing of new homes and development costs.
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
Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial

($ in thousands)	2025	2024	2023
Commercial/industrial revenues
Pastoria Energy Facility Lease	$4,673	$4,813	$5,089
TRCC Leasing	1,846	1,780	1,702
TRCC management fees and reimbursements	959	1,006	1,261
Commercial leases	627	665	662
Communication leases	1,307	2,279	1,079
Landscaping and other	1,857	2,009	1,965
Land sales	3,737	—	—
Total commercial/industrial revenues	$15,006	$12,552	$11,758
Cost of sales of land	$1,862	$—	$(176)
Operating expenses	2,451	3,206	4,074
Selling, general and administrative expenses	3,189	4,280	3,687
Depreciation and amortization	500	424	468
Total commercial/industrial expenses	$8,002	$7,910	$8,053
Operating income from commercial/industrial	$7,004	$4,642	$3,705
2025 Operational Highlights:
•Commercial/industrial revenues increased to $15,006,000 for the twelve months ended December 31, 2025, reflecting year-over-year growth of 20%, primarily driven by land sales within TRCC. Included in these results was $3,737,000 of land sales revenue from two land sales, including $2,373,000 following the Company's satisfaction of performance obligations related to a 2022 land sale, and a 1.8-acre land sale designated for a future hotel development at TRCC.
•Commercial/industrial real estate segment expenses increased $92,000, or 1%, from $7,910,000 in 2024 to $8,002,000 in 2025. The increase in expenses is primarily attributed to the recognition of $1,862,000 in cost of sales, incurred to satisfy the performance obligation associated with Nestlé land sale transaction executed in 2022 and a land sale in 2025. The above mentioned increase was partially offset by reductions in both operating expenses and general and administrative expenses during the period.
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
•Commercial/industrial real estate segment expenses decreased $143,000, or 2%, from $8,053,000 in 2023 to $7,910,000 in 2024. The decrease in expenses is primarily attributed to lower property tax expenses, partially offset by higher insurance cost and general and administrative expenses over the comparative period.
For 2026, TRCC is expected to remain the primary driver of new activity within the Company. Through the TRC-DP 1 joint venture formed with Dedeaux Properties, we expect to commence construction of a 510,385 square-foot industrial building during 2026. We also expect the commercial/industrial segment to continue to incur operating costs, net of amounts capitalized, related to professional service fees, marketing, commissions, and planning activities as we pursue additional development opportunities. These costs are expected to remain generally consistent with current levels, with variability in future periods driven primarily by the timing of specific absorption transactions, near-term inflationary pressures, and tariff and trade policy impacts.
The actual timing and completion of development are difficult to predict due to the uncertainties of the market. Infrastructure development and marketing activities and costs will continue over several years as we develop our land holdings. We anticipate shorter lead times and more stable prices for materials, with electrical components being a notable exception. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial and industrial properties.
See Item 1, “Business – Real Estate Development Overview” for discussion of the market outlook for the next year.

Multifamily

($ in thousands)	2025
Multifamily revenues[1]
Leasing revenue	$732
Total multifamily revenues	732
Operating expenses	815
Selling, general and administrative expenses	504
Depreciation and amortization	960
Multifamily expenses	$2,279
Operating loss from multifamily	$(1,547)
[1]Multifamily segment had no operating activities in 2024 and 2023.
2025 Operating Results:
•Multifamily revenues of $732,000 for the year ended December 31, 2025 consisted primarily of rental income generated during the initial lease-up phase of Terra Vista at Tejon, which commenced leasing in May 2025.
•Operating expenses of $2,279,000 reflect normal property-level costs as well as expenses associated with the initial lease-up period, including marketing, staffing, and other start-up costs.
•Because the property has not yet reached stabilized occupancy as of December 31, 2025, operating results for the year reflect the impact of the lease-up phase, and operating margins are not indicative of stabilized operations. We expect to achieve stabilized occupancy during 2026, which we anticipate will result in improved operating income compared to 2025 as the property transitions from its lease-up phase to stabilized operations.
Real Estate – Resort/Residential
Our resort/residential segment activities include defending entitlements, land planning and pre-construction engineering and conservation activities for our MV, Grapevine, and Centennial projects. We are in the preliminary stages of development; hence, no revenues are attributed to this segment for these reporting periods.

($ in thousands)	2025	2024	2023
Resort/residential
Operating expenses	$1,632	$1,742	$754
Selling, general and administrative expenses	609	831	731
Depreciation and amortization	36	42	43
Total resort/residential expenses	$2,277	$2,615	$1,528
Operating loss from resort/residential	$2,277	$2,615	$1,528
2025 Operational Highlights:
•The resort/residential segment remains in the investment phase with no revenues recognized in 2025. Segment expenses decreased $338,000 to $2,277,000, or 13%, when compared to $2,615,000 in 2024. The decrease was primarily attributable to the decrease in professional service fees and payroll costs.
•The expenses within the resort/residential segment consisted of operating expenses of $1,632,000, general and administrative expenses of $609,000 and depreciation and amortization of $36,000 for the twelve months ended December 31, 2025.
2024 Operational Highlights:
•In 2024, resort/residential segment expenses increased $1,087,000 to $2,615,000, or 71%, when compared to $1,528,000 in 2023. The increase was primarily attributable to an additional $1,250,000 of professional service fees and planning costs related to capital raising efforts tied to our master planned communities.

•The expenses within the resort/residential segment consisted of operating expenses of $1,742,000, general and administrative expenses of $831,000 and depreciation and amortization of $42,000 for the twelve months ended December 31, 2024.
The resort/residential segment will continue to incur costs related to professional service fees, public relations, and staffing as we advance permitting and pre-development activities in the MV, Grapevine, and Centennial communities. These expenses are expected to remain consistent with current levels in the near term, increasing only as individual projects transition into active development. The timing and completion of entitlement-related activities and the commencement of development remain difficult to predict due to uncertainties of the regulatory approval process, and broader economic conditions. We continue to evaluate our land resources to identify the highest and best use for our holdings, with the long-term objective of enhancing land value and creating future revenue opportunities through resort and residential development.
Our long-term business plan for the development of MV, Grapevine, and Centennial remains unchanged. Advancement of infrastructure investment and subsequent lots sales is contingent upon obtaining development capital, and we are actively pursuing capital formation strategies in the context of current market conditions. We believe long-term market fundamentals, including California's well-documented housing shortage and proximity to the large Southern California population center, will support future housing demand in our region.
See Item 1, “Business – Real Estate Development Overview” for a further discussion of real estate development activities.
Mineral Resources

($ in thousands)	2025	2024	2023
Mineral resources revenues
Oil and gas	$642	$856	$1,005
Rock aggregate	2,175	2,024	1,903
Cement	2,244	2,759	2,652
Exploration leases	—	1	29
Water sales	4,312	4,383	8,033
Reimbursables and other	263	191	902
Total mineral resources revenues	$9,636	$10,214	$14,524
Mineral resources expenses
Cost of sales of water	3,431	3,555	5,220
Operating expenses	1,307	1,225	1,338
Selling, general and administrative expenses	694	897	753
Depreciation and amortization	1,375	1,375	1,374
Total mineral resources expenses	$6,807	$7,052	$8,685
Operating income from mineral resources	$2,829	$3,162	$5,839

	2025	2024	2023
Oil and gas
Oil production (barrels)	67,441	83,411	94,780
Average price per barrel	$65.00	$76.00	$78.00
Natural gas production (millions of cubic feet)	13,088	20,480	62,000
Average price per thousand cubic feet	$1.56	$1.67	$2.87
Blended royalty rate	14.6%	13.4%	13.3%

Water
Water sold in acre-feet	3,177	3,500	5,145
Average price per acre-foot	$1,356	$1,252	$1,561

Cement
Tons sold	868,000	1,079,000	1,112,000
Average price per ton	$2.58	$2.56	$2.39

Rock/Aggregate
Tons sold	1,494,000	1,442,000	1,600,000
Average price per ton	$1.46	$1.40	$1.19

Note: Differences between revenues calculated within this table and reported revenues within the previous table are attributed to rounding and the level of precision presented on production units shown.

2025 Operational Highlights:
•Revenues from our mineral resources segment decreased $578,000, or 6%, to $9,636,000 in 2025 when compared to $10,214,000 in 2024. The decrease was primarily attributable to lower oil and natural gas production volumes and pricing, along with reduced cement sales volumes.
•Mineral resources expenses decreased $245,000, or 3%, to $6,807,000 in 2025 when compared to $7,052,000 in 2024, reflecting lower cost of sales associated with reduced water sales.
2024 Operational Highlights:
•Revenues from our mineral resources segment decreased $4,310,000, or 30%, to $10,214,000 in 2024 when compared to $14,524,000 in 2023. The decrease is primarily attributed to lower water sales revenue of $3,650,000 due to back-to-back above average rainfall years in California, which severely limited water sales opportunities. Additionally, reimbursable revenues also decreased $711,000 due to a mineral resources tax reassessment.
•Mineral resources expenses decreased $1,633,000, or 19%, to $7,052,000 in 2024 when compared to $8,685,000 in 2023. The decrease was primarily due to lower water cost of sales recognized of $1,665,000.
For further discussion of mineral resources operations, refer to Item 1 “Business—Mineral Resources.”

Farming

($ in thousands)	2025	2024	2023
Farming revenues
Almonds	$7,759	$7,122	$5,378
Pistachios	6,779	3,237	4,036
Wine grapes	3,431	2,704	3,290
Hay	—	66	267
Other	769	796	979
Total farming revenues	$18,738	$13,925	$13,950
Farming expenses
Cost of sales	13,532	11,832	12,125
Fixed water obligations	2,796	2,912	695
Selling, general and administrative expenses	109	488	340
Depreciation and amortization	2,413	2,319	2,097
Total farming expenses	$18,850	$17,551	$15,257
Operating loss from farming	$(112)	$(3,626)	$(1,307)

	December 31, 2025			December 31, 2024			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$5,152	1,835	$2.81	$5,438	2,123	$2.56	$(286)	(288)	$0.25
Prior crop years	1,931	850	$2.27	1,037	562	$1.85	894	288	$0.42
Crop insurance	676			647			29
Subtotal Almonds[1]	$7,759	2,685	$2.64	$7,122	2,685	$2.41	$637	—	$0.23
PISTACHIOS (lbs.)
Current year crop	$5,339	2,760	$1.93	$—	—	$—	$5,339	2,760	$1.93
Prior crop price adjustment	(10)			1,836			(1,846)
Crop insurance	1,450			1,401			49
Subtotal Pistachios[1]	$6,779	2,760	$1.93	$3,237	—	$—	$3,542	2,760	$1.93
WINE GRAPES (tons)
Current year crop	$3,431	12	$285.92	$2,338	8	$292.25	$1,093	4	$(6.33)
Crop insurance	—			366			(366)
Subtotal Wine Grapes	$3,431	12	$285.92	$2,704	8	$292.25	$727	4	$(6.33)
Other
Hay	$—			$66			$(66)
Other farming revenues	769			796			(27)
Total farming revenues	$18,738			$13,925			$4,813

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year, exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds, while wine grapes are presented in thousands of tons.

2025 Operational Highlights:
•During 2025, farming segment revenues increased $4,813,000, or 34.6%, from $13,925,000 in 2024 to $18,738,000 in 2025. The increase was primarily driven by $5,339,000 in pistachio crop revenue recognized in 2025, as there was no pistachio harvest in 2024 as pistachios are an alternate bearing year crop and 2024 was a down-bearing year. The year-over-year increase was further supported by higher almond pricing and increased wine grape sales.

•During 2025, farming segment expenses increased $1,299,000, or 7%, from $17,551,000 in 2024 to $18,850,000 in 2025. This increase was primarily due to higher crop-related cost of sales associated with the 2025 pistachio harvest.

	December 31, 2024			December 31, 2023			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$5,438	2,123	$2.56	$3,300	1,575	$2.10	$2,138	548	$0.46
Prior crop years	1,037	562	1.85	1,819	1,042	1.75	(782)	(480)	0.10
Crop insurance	647			259			$388
Subtotal Almonds[1]	$7,122	2,685	$2.41	$5,378	2,617	$1.96	$1,744	68	$0.45
PISTACHIOS (lbs.)
Current year crop	$—	—	$—	$3,990	2,466	$1.62	$(3,990)	(2,466)	$(1.62)
Prior crop price adjustment	1,836			—			1,836
Crop insurance	1,401			46			1,355
Subtotal Pistachios[1]	$3,237	—	$—	$4,036	—	$1.62	$(799)	(2,466)	$(1.62)
WINE GRAPES (tons)
Current year crop	$2,338	8	$292.25	$3,290	11	$299.09	$(952)	(3)	$(6.84)
Crop insurance	366			—			366
Subtotal Wine Grapes	$2,704	8	$292.25	$3,290	11	$299.09	$(586)	(3)	$(6.84)
Other
Hay	$66			$267			$(201)
Other farming revenues	796			979			(183)
Total farming revenues	$13,925			$13,950			$(25)

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
For further discussion of the farming operations, refer to Item 1 “Business—Farming Operations.”

Ranch Operations

($ in thousands)	2025	2024	2023
Ranch operations revenue
Game management and other [1]	$3,259	$2,844	$2,884
Grazing	2,220	2,351	1,623
Total ranch operations revenues	$5,479	$5,195	$4,507
Ranch operation expenses
Operating expenses	4,322	3,833	4,095
Selling, general and administrative expenses	563	649	558
Depreciation and amortization	376	382	390
Total ranch operations expenses	$5,261	$4,864	$5,043
Operating income/(loss) from ranch operations	$218	$331	$(536)
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
2025 Operational Highlights:
•Revenues from ranch operations increased $284,000, or 5%, from $5,195,000 in 2024 to $5,479,000 in 2025. The increase was primarily attributable to an increase in game management and other revenue of $415,000, primarily attributed to higher guided hunt revenues and increased revenue recognized from hunting memberships. The increase was offset by the decrease in the grazing revenue of $131,000.
•Ranch operations expenses increased $397,000, or 8%, from $4,864,000 in 2024 to $5,261,000 in 2025. This increase was primarily attributable to higher operating expenses of $489,000 mainly associated with additional property taxes of $164,000, additional labor cost of $158,000 and higher repairs and maintenance expenses of $135,000.
2024 Operational Highlights:
•Revenues from ranch operations increased $688,000, or 15%, from $4,507,000 in 2023 to $5,195,000 in 2024. This is primarily attributed to an increase in grazing lease revenues of $728,000 due to improved pasture levels as a result of winter rains.
•Ranch operations expenses decreased $179,000, or 4%, from $5,043,000 in 2023 to $4,864,000 in 2024. This decrease was primarily attributed to lower repair and maintenance expense of $109,000 and savings in payroll and compensation expenses of $54,000.
Other Income
Total other income decreased $1,231,000, or 62%, to $750,000 for the year ended December 31, 2025, compared to $1,981,000 for the year ended December 31, 2024. The decrease was primarily attributed to a $1,359,000 reduction in investment income on marketable securities reflecting lower average invested balances during 2025.
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
Corporate Expenses
Corporate general and administrative costs increased $2,976,000, or 26.8%, to $14,068,000 during 2025 when compared to $11,092,000 in 2024. The increase was primarily due to higher shareholders' expenses associated with a contested board election and proxy defense efforts. The main components of the corporate expenses included general and administrative expenses of $7,980,000, operating and professional service expenses of $5,723,000, and depreciation and amortization of $354,000.

Corporate general and administrative costs increased $1,220,000, or 12.4%, to $11,092,000 during 2024 when compared to $9,872,000 in 2023. The increase was primarily attributable to higher stock compensation expense of $1,053,000 over the comparative period. The main components of the 2024 corporate expenses included general and administrative expenses of $6,578,000, operating and professional service expenses of $4,169,000, and depreciation and amortization of $345,000.
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

($ in thousands)	2025		2024		2023
Equity in earnings (loss)
Petro Travel Plaza Holdings LLC	$6,061		$8,253		$6,288
TRCC/Rock Outlet Center, LLC	(1,446)		(1,351)		(1,786)
TRC-MRC 1, LLC	923		613		596
TRC-MRC 2, LLC	1,832		2,162		1,386
TRC-MRC 3, LLC	444		422		323
TRC-MRC 4, LLC	363		527		166
TRC-MRC 5, LLC	185		255		(105)
Equity in earnings of unconsolidated joint ventures, net	$8,362	1	$10,881	1	$6,868
1 TRC-DP1, LLC joint venture had no operating activities during both of 2025 and 2024.
2025 Operational Highlights:
During 2025, equity in earnings from unconsolidated joint ventures decreased $2,519,000, or 23%, to $8,362,000 when compared to $10,881,000 in 2024.
•The Petro Travel Plaza equity in earnings decreased $2,192,000 or 27% when compared to 2024. Total revenues decreased $12.8 million, or 8.3%, year over year, driven primarily by a $9.6 million, or 8.9%, decline in fuel revenues reflecting lower volumes, as well as a $3.2 million, or 7.0%, decrease in non-fuel revenues. Fuel costs of revenues declined $9.0 million, or 10.1%, however, the reduction did not fully offset the decrease in fuel revenues, resulting in a $2.9 million, or 6.1%, decline in total gross profit for the period.

2024 Operational Highlights:
•During 2024, equity in earnings from unconsolidated joint ventures increased $4,013,000, or 58%, to $10,881,000 when compared to $6,868,000 in 2023.
•The Petro Travel Plaza equity in earnings increased $1,965,000 or 31% when compared to 2023, which is largely attributable to higher fuel margins. Equity in earnings for our TRC-MRC LLC joint ventures increased by $1,613,000 due to higher rental rates or rental escalations, and the new revenue stream generated by the completed industrial building of the TRC-MRC 5, LLC joint venture.
•Additionally, equity in loss from the TRCC/Rock Outlet Center joint venture decreased by $435,000 compared to 2023 because of improved occupancy.
Income Taxes
For the twelve months ended December 31, 2025, the Company's net income tax expense was $1,088,000 compared to $976,000 for the twelve months ended December 31, 2024. These amounts represent effective income tax rates of approximately 93.9% and 26.6% for the twelve months ended December 31, 2025 and 2024, respectively. Our effective income tax rate for the year ended December 31, 2025 was higher than the federal statutory rate in the United States, as a result of permanent differences arising from non-deductible compensation under Section 162(m) of the Tax Cuts and Jobs Act of 2017. As of December 31, 2025 and 2024, we had income tax receivable of $1,475,000 and $1,279,000, respectively.
As of December 31, 2025, we had net deferred tax liabilities of $9,849,000 compared to $9,059,000 as of December 31, 2024. Our largest deferred tax assets were made up of temporary differences related to deferred gains, pension adjustments, stock compensation, an interest rate swap, and capitalization of costs. Deferred tax liabilities consist of joint venture differences, depreciation, deferred gains, capitalization of stock compensation, and an interest rate swap. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company made $50,000 in estimated federal tax payments in 2025 and $0 in 2024. The Company made $380,000 in estimated California state tax payments in 2025 and $315,000 in 2024. The Company received tax refunds of $28,000 and $1,000 in 2025 and 2024, respectively.
For more details, see Note 11. (Income Taxes), of the Notes to Consolidated Financial Statements, included this Annual Report on Form 10-K.
Liquidity and Capital Resources
Overview
Our financial position allows us to pursue our strategies of continued development of TRCC, funding of operating activities, land entitlement, development, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core operating segments to achieve profitable future growth. Our primary sources of liquidity include cash generated from operations, investment proceeds, distributions from our unconsolidated joint venture investments and short-term borrowings from our bank credit facilities. In the past, we have also issued common stock and used the proceeds for capital investment activities. Our liquidity may fluctuate throughout the year due to seasonal production cycles within our farming segment, weather conditions, and market demand for our agricultural and real estate products. To meet working capital requirements and fund agricultural inputs and development activities, we utilize our revolving credit facilities as needed.
To enhance shareholder value over the long term, we expect to continue to invest funds towards vertical development within our active commercial and industrial development. We will also make investments as necessary in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, invest in assets to be leased, provide adequate water supplies, and provide funds for general land development activities. Within our farming segment, we intend to make investments as needed to improve efficiency and expand operational capacity when it is economically advantageous to do so. As part of this strategy, we are investing in the development of an additional 150 acres of olives to enhance long-term production capacity and support future revenue growth.

We believe our existing cash balances, projected cash flows from operations, distributions from joint ventures, and available borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated capital expenditures, debt service obligations, and working capital requirements for at least the next 12 months. Revenue-generating operations, joint venture distributions, and access to credit facilities are expected to provide ongoing liquidity beyond the next 12 months. In addition, we have the ability to control a portion of our investing and financing cash flows to the extent necessary based on our liquidity demands.
Our cash and cash equivalents and marketable securities totaled approximately $24,894,000 at December 31, 2025, a decrease of $28,814,000, or 54%, from the corresponding amount at the end of 2024.
The following table summarizes the cash flow activities for the following years ended December 31:

($ in thousands)	2025	2024	2023
Operating activities	$6,132	$14,314	$13,655
Investing activities	$(62,306)	$(25,748)	$(14,002)
Financing activities	$26,431	$18,794	$(6,865)

Cash flows provided by operating activities are primarily dependent upon the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, distributions from joint ventures, the success of our crops and commodity prices within our mineral resources segment.

During 2025, our operations generated $6,132,000 compared to $14,314,000 in 2024. The year-over-year decrease was primarily driven by lower net income and the settlement of $3.2 million in liabilities related to cash-settled awards and bonus payable to our former Chief Executive Officer.

During 2024, our operations generated $14,314,000 in cash. Distributions from joint ventures increased in 2024, reflecting improved fuel margins and rental rates, as well as higher current liabilities balances.

During 2025, investing activities used $62,306,000, primarily driven by capital expenditures of $63,210,000 related to real estate expenditures either under development or held for lease, and property and equipment investments. Of the $63,210,000, we used $34,073,000 for the completion of Phase 1 of our Terra Vista at Tejon multifamily development and $12,487,000 for road and water infrastructure improvements at TRCC to support continued expansion. We also invested $3,147,000 on permitting efforts for MV, $4,028,000 on litigation defense for Centennial, and $2,932,000 on permitting efforts for Grapevine. All real estate capital expenditures are inclusive of capitalized interest, payroll and overhead. Of the $3,147,000 incurred for MV, approximately $729,000 was related to direct entitlement preservation activities necessary to maintain the project’s development rights. Discretionary project expenditures were reduced by approximately $112,000, or 15%, compared to the prior year as part of our ongoing liquidity management strategy. Of the $4,028,000 incurred for Centennial, approximately $1,863,000 was related to direct litigation defense and ongoing entitlement process. Discretionary project expenditures were reduced by approximately $35,000, or 2%, compared to the prior year.

We continue to actively manage capital deployment across projects, prioritizing required entitlement preservation and legal obligations while reducing discretionary development expenditures. We expect permitting-related expenditures for MV to remain at reduced levels unless development activity accelerates.

Our farming segment incurred cash outlays of $6,202,000 for cultural and water costs tied to crops not yet in production, development of new almond and olive orchards, and replacement of aging farm equipment. In addition, our mineral resources segment invested $8,013,000 to acquire water for use as needed and for future residential development activity. The Company also reinvested $32,387,000 into marketable securities.

These cash outflows were partially offset by $31,637,000 of maturities of marketable securities, $9,409,000 of CFD reimbursements, and $780,000 of distributions from unconsolidated joint ventures. As a result, net cash used in investing activities totaled $62,306,000 for the year.

Terra Vista at Tejon commenced leasing in May 2025 and was approximately 63% leased as of December 31, 2025. As expected for a newly delivered apartment community, the property is currently in its lease-up phase and has not yet reached stabilized occupancy. During this period, operating results reflect start-up and absorption-related costs that are not indicative of stabilized operations. At stabilization, rental revenues are expected to offset fixed operating costs and generate positive operating income.

During 2024, investing activities used $25,748,000, which was largely attributed to capital expenditures of $57,234,000 used primarily for real estate development. Of the $57,234,000, we primarily used $43,018,000 to develop the Terra Vista at Tejon multi-family units, road, and water infrastructures at TRCC. We also spent $3,014,000 on permitting efforts for MV, $3,963,000 on litigation defense for Centennial, and $1,417,000 on permitting efforts for Grapevine. All real estate capital expenditures are inclusive of capitalized interest, payroll and overhead. Our farming segment had cash outlays of $4,891,000 for cultural and water costs tied to crops not yet in production, developing new almond and olive orchards, and replacing old farm equipment. Additionally, our mineral resources segment spent $8,874,000 to acquire water for use as needed and for future residential development activity. Lastly, the Company reinvested $73,995,000 into marketable securities. Offsetting cash outlays were maturities on marketable securities of $92,605,000, distributions from unconsolidated joint ventures of $6,336,000, and CFD reimbursements of $15,745,000.

Our estimated capital investment for 2026 is primarily related to our real estate projects as it was in 2025. These estimated investments include approximately $16,857,000 of development costs at TRCC-East for road infrastructure, water treatment system improvements, and expansion of the wastewater treatment plant for future anticipated absorption. We are also investing approximately $5,254,000 to continue developing olive and almond orchards and replacing old farming equipment. We may invest up to $11,142,000 for entitlement and permitting activities, predevelopment activities and land planning design at MV and Grapevine and litigation defense and ongoing entitlement efforts for Centennial. All real estate capital expenditures are inclusive of capitalized interest, payroll and overhead. The timing of these investments is dependent on our coordination efforts with Los Angeles County regarding litigation defense for Centennial, permitting activities for Grapevine, and design, civil engineering, land planning and design, and capital raising for MV. Our efforts within our master plan projects are managed to minimize each year's investment. Our plans also include $7,212,000 for payment of annual water inventory and water related investments.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2025 and 2024, of $5,091,000 and $4,353,000, respectively, is classified in real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects, which aggregated $2,881,000 and $2,884,000 for the years ended December 31, 2025 and 2024, respectively. Expenditures for repairs and maintenance are expensed as incurred. As noted above, these costs are included in the above investment numbers.
During 2025, financing activities generated $26,431,000, which is comprised of borrowings from the line-of-credit facility of $27,000,000 to fund construction projects and other ongoing development such as Terra Vista and TRCC infrastructure, partially offset by the tax payments on vested stock grants of $569,000.
During 2024, financing activities generated $18,794,000, which is comprised of borrowings from the line-of-credit facility of $19,000,000 to fund construction projects and other ongoing development such as Terra Vista and TRCC infrastructure, partially offset by the tax payments on vested stock grants of $206,000.

Cash flows and earnings may fluctuate from period to period due to the commodity-driven nature of our farming and mineral operations and the timing of sales and leasing activity within our development projects. Some farming crops, notably pistachios, bear in alternate years which results in reduced revenues for those years. Development timelines, market conditions, and the time required to negotiate transactions can cause variability in reported results across periods. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on current projections and available liquidity, management expects to maintain sufficient cash resources to fund internal operations over the next 12 months. As we move forward with the completion of the litigation, permitting and engineering design for our master planned communities and prepare to move into the development stage, we may need to secure additional funding in the long-term through either the issuance of equity and/or by securing other forms of financing such as joint ventures equity and debt financing.
Capital Structure and Financial Condition
At December 31, 2025, total capitalization at book value was $584,498,000 consisting of $93,942,000 of debt and $490,556,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 16.1%, representing an increase when compared to the debt-to-total-capitalization ratio of 12.0% at December 31, 2024.
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
To maintain availability of funds, undrawn amounts under the RCL will accrue an unused fee of 15 basis points per annum except that, for the LOC Sub-Facility, TRC will incur a fee of 2.00% per annum for each letter of credit issued to TRC. TRC’s ability to borrow/draw additional funds is subject to compliance with certain financial and other covenants, some of which are further described below, and the continuing accuracy of certain representations and warranties contained in the Revolving Credit Facility. Currently, there are no letters of credit outstanding.
The interest rate per annum applicable to the Revolving Credit Facility is one-month term SOFR plus an interest rate spread that is based on TRC’s consolidated NLER. The interest rate spread for the NLER has three tiers: (1) 2.75% if the NLER is 55% or more; (2) 2.5% if the NLER is between 35% and less than 55%; and (3) 2.25% if the NLER is less than 35%. The interest rate spread in the previous sentence may effectively be reduced by applying a patronage credit for TRC’s participation in the farm credit program, which patronage credit historically has been (for reference and information purposes only and not as a guarantee of future patronage credit) between 100-125 basis points. The Administrative Agent pays the patronage credit annually in the form of a dividend. As of December 31, 2025, the Company's NLER was in tier 3, or less than 35%, and the applicable interest rate spread was 2.25%. We received partial patronage credit in February 2026 of $646,000 which represents 125 basis points from the primary lender, and the remaining patronage credit in March 2026 for $310,000 which represents 100 basis points from the other participating lenders. As a result, our effective cost of debt for 2025 was approximately SOFR plus 100 basis points.
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
At December 31, 2025, the Company was in compliance with all financial covenants.
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

As noted above, at December 31, 2025, we had $24,894,000 in cash and securities and as of the filing date of this Form 10-K, we had $66,058,000 available on credit lines to meet any short-term liquidity needs.
We continue to expect that substantial investments will be required to develop our land assets. To meet these capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives, such as joint ventures with financial partners, sales of assets, and/or the issuance of common stock. As we move into 2026, we will be evaluating various options for funding the potential start of development projects. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2025, to be paid over the next five years and beyond:

	Payments Due by Period
($ in thousands)	Total	Less than a year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Estimated water payments	$1,614,552	$16,698	$30,755	$32,629	$1,534,470	1
Revolving line-of-credit	93,942	—	—	93,942	—
Cash contract commitments	3,908	2,837	—	—	1,071
Defined Benefit Plan	5,755	511	1,007	1,089	3,148
SERP	5,153	575	1,123	1,076	2,379
Total contractual obligations	$1,723,310	$20,621	$32,885	$128,736	$1,541,068
[1] Amount represents Nickel Family water contract payments through 2044 and SWP contract payments through 2085, assuming 3% of escalation on payment each year. For the most significant component, the WRMWSD contract payment, we used an average of the actual water payments for the past five years (2021-2025) as base year, or $5.37 million, escalating 3% each year, to derive at the number disclosed.

The table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.
As discussed in Note 14 (Retirement Plans) of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. During 2025, we did not make any pension contributions and we do not expect to make contributions in 2026.
Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. Also, included in the cash contract commitments are estimated fees earned in 2014 by a consultant, related to the entitlement of the Grapevine Development Area. The Company exited a consulting contract in 2014 related to the Grapevine Development and is obligated to pay an earned incentive fee at the time of successful receipt of all project permits and entitlements and at a value measurement date five years after entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. The Company believes that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
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
As of December 31, 2025, aggregate outstanding debt of unconsolidated joint ventures was $216,092,000; $20,039,000 of this debt was attributable to the loan for TRCC/Rock Outlet joint venture. This loan was 100% guaranteed at December 31, 2025. All other outstanding debt attributed to our joint ventures have met their respective debt covenants and therefore were not subject to an effective guarantee at December 31, 2025. The $11,030,000 of debt related to our joint venture with TA/Petro does not require a guarantee from the joint venture or its members.
Non-GAAP Financial Measures

EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance. We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense and certain identified non-recurring items that are not indicative of our on-going operations or that may obscure our underlying results and trends. We believe EBITDA and Adjusted EBITDA provide investors relevant and useful information, when reconciled to their most comparable GAAP financial measure, because they permit investors to view income from our operations on an unleveraged basis, before the effects of taxes, depreciation and amortization, and stock compensation expense and other items impacting comparability. By excluding interest expense and income, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other companies without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. In addition, the Company excludes certain items impacting comparability, such as shareholder activism advisory costs and legal expenses associated with the Centennial litigation, to provide investors with a clearer understanding of the Company’s core operating performance across periods. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net (loss) income or cash flows from operations as defined by GAAP. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies. The following table reconciles EBITDA and Adjusted EBITDA to Net income, the most directly comparable GAAP measure.

	Year-Ended December 31,
($ in thousands)	2025	2024	2023
Net income	$71	$2,688	$3,265
Net loss attributed to non-controlling interest	(4)	(2)	—
Interest, net
Consolidated interest income	(914)	(2,273)	(2,557)
Our share of interest expense from unconsolidated joint ventures	5,793	6,165	4,879
Total interest, net	4,879	3,892	2,322
Income tax expense	1,088	976	2,323
Depreciation and amortization
Consolidated	6,014	4,885	4,806
Our share of depreciation and amortization from unconsolidated joint ventures	6,990	6,753	5,418
Total depreciation and amortization	13,004	11,638	10,224
EBITDA	19,046	19,196	18,134
Stock compensation expense	1,711	4,182	3,252
Items impacting comparability:
Shareholder activism expense [1]	3,399	—	—
Centennial litigation expense [2]	$1,100	$—	$—
Adjusted EBITDA	$25,256	$23,378	$21,386
[1] Represents advisory fees related to shareholder activism matters.
[2] Represents legal expenses associated with the Centennial litigation attributable to opposing counsel.

NOI is a non-GAAP financial measure calculated as operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding general and administrative expenses, interest expense, depreciation and amortization, and gain or loss on sales of real estate. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. The following tables reconcile operating income to NOI.

	Year-Ended December 31,
($ in thousands)	2025	2024	2023
Commercial/Industrial operating income	$7,004	$4,642	$3,705
Plus: Commercial/Industrial depreciation and amortization	500	424	468
Plus: General, administrative, cost of sales and other expenses	6,872	6,806	7,130
Less: Other revenues including land sales	(6,368)	(2,836)	(3,075)
Total Commercial/Industrial net operating income	$8,008	$9,036	$8,228

($ in thousands)	Year-Ended December 31,
Net operating income	2025	2024	2023
Pastoria Energy Facility	$4,861	$4,992	$5,231
TRCC	1,339	1,334	1,296
Communication leases	1,296	2,269	1,070
Other commercial leases	512	441	631
Total Commercial/Industrial net operating income	$8,008	$9,036	$8,228

Year-Ended December 31,
($ in thousands)	2025
Multifamily operating loss[1]	$(1,547)
Plus: Multifamily depreciation and amortization	960
Plus: Selling, general and administrative expenses	504
Total Multifamily net operating loss	$(83)
[1]Multifamily segment had no operating activities in 2024 and 2023.

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
The following schedule reconciles net income of unconsolidated joint ventures to NOI of unconsolidated joint ventures. Please refer to Note 16 (Investment in Unconsolidated and Consolidated Joint Ventures) of the Notes to Unaudited Consolidated Financial Statements for further discussion on joint ventures.

	Year-Ended December 31,
($ in thousands)	2025	2024	2023
Earnings of unconsolidated joint ventures	$14,561	$18,874	$11,641
Interest expense of unconsolidated joint ventures	11,473	12,167	9,587
Operating income of unconsolidated joint ventures	26,034	31,041	21,228
Depreciation and amortization of unconsolidated joint ventures	13,223	12,869	10,246
Net operating income of unconsolidated joint ventures	$39,257	$43,910	$31,474

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
Our current RCL has a $93,942,000 outstanding balance. The interest rate on this line of credit can float at a rate equal to one-month term SOFR plus 2.25%, before patronage. During the term of this RCL (which matures in January 2029), the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary outstanding balances.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2025
(In thousands except percentage data)

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Assets:
Marketable securities	$14,598	$758	$—	$—	$—	$—	$15,356	$15,370
Weighted average interest rate	3.89%	4.52%	—%	—%	—%	—%	3.92%
Liabilities:
Revolving line-of-credit	$—	$—	$—	$93,942	$—	$—	$93,942	$93,942
Weighted average interest rate[1]	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%, and the rate was 6.15% as of December 31, 2025, before patronage.

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
Commodity Price Exposure
As of December 31, 2025, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2025 and 2024 crop production. The farming costs inventoried are recorded as actual costs are incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded based on estimated final pricing. The final price is generally not known for several months following the close of our fiscal year. Of the $9,389,000 in outstanding receivables at December 31, 2025, $4,062,000 receivables were at risk for changing prices. Over the previous three years, pistachio prices have fluctuated between $1.62 to $1.93.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this Item is submitted in a separate section of this Form 10-K.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2025 in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.
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
In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Information about our Executive Officers” and information as to our Code of Business Conducts and Ethics is set forth in Part I, Item 1 of this Form 10-K under "Reports." The other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2026 Annual Meeting of Stockholders and will be found under the captions “The Election of Directors,” “Insider Trading Policy,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines,” “Corporate Governance Matters” and, if applicable, “Delinquent Section 16(a) Reports.”
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2026 Annual Meeting of Stockholders and will be found under the captions “Compensation Discussion and Analysis,” "Pay Ratio Disclosure," "Pay versus Performance," and “Compensation Committee Report.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Security Ownership of Certain Beneficial Owners and Management.
Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2026 Annual Meeting of Stockholders and will be found under the caption "Stock Ownership of Certain Beneficial Owners and Management."
(b)Securities Authorized for Issuance under Equity Compensation Plans.
The following table shows aggregated information as of December 31, 2025 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2025, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 10 (Stock Compensation - Restricted Stock and Performance Share Grants) of the Notes to Consolidated Financial Statements.
Equity Compensation Plans Approved by Security Holders

Equity compensation plans approved by security holders [1]	Number of securities to be issued upon exercise of outstanding grants	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Restricted stock grants and restricted stock units at target goal achievement	364,798	Final price determined at time of vesting	1,244,881
1 The Company does not use equity compensation plans that have not been approved by the security holders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2026 Annual Meeting of Stockholders and will be found under the captions “Related Person Transactions” and “Corporate Governance Matters.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is DELOITTE & TOUCHE LLP, Los Angeles, CA, PCAOB Auditor Firm ID: 34.

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2026 Annual Meeting of Stockholders and will be found under the caption "The Ratification of the Appointment of Independent Registered Public Accounting Firm."

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:			Page Number
1	Consolidated Financial Statements:
	1.1	Report of Independent Registered Public Accounting Firm	76
	1.2	Consolidated Balance Sheets – As of December 31, 2025 and 2024	78
	1.3	Consolidated Statements of Operations - Years Ended December 31, 2025, 2024 and 2023	79
	1.4	Consolidated Statements of Comprehensive (Loss) Income - Years Ended December 31, 2025, 2024 and 2023	80
	1.5	Consolidated Statements of Changes of Equity - Years Ended December 31, 2025, 2024 and 2023	81
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2025, 2024 and 2023	82
	1.7	Notes to Consolidated Financial Statements	84
2	Supplemental Financial Statement Schedules:
	None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	Amended and Restated Bylaws	Filed herewith
	4.4	Description of Securities	FN 44
	4.5	Form of Indenture for Debt	FN 37
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders, LLC Redemption and Withdrawal Agreement - Lewis Tejon Member	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30

10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.47	*Executive Severance Agreement - Executive Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	FN 42
10.54	Credit Agreement Between Tejon Ranchcorp and AgWest Farm Credit, PCA	FN 46
10.55	Consulting Letter Agreement between Tejon Ranch Co. and Gregory S. Bielli	FN 47
10.56	Limited Liability Company Agreement of TRC-DP 1, LLC	FN 48
10.57	*Compensatory Agreement approved by the Board on February 10, 2025, by and among Tejon Ranch Co. and Matthew H. Walker	FN 49
10.58	First Amendment to CEO Compensation Terms (Sign On Incentive), approved by the Board on October 14, 2025, by and among Tejon Ranch Co. and Matthew H. Walker	FN 50
10.59	Support Agreement, by and between Company and Nitor, dated November 4, 2024	FN 51
10.60	*Tejon Ranch Co. 2023 Stock Incentive Plan	FN 52
10.61	*Form of Restricted Stock Unit Agreement	FN 53
10.62	Agreement Resolving Attorney's Fees with CBD / CNPS	Filed herewith
19	Insider Trading Policies	Filed herewith
21	List of Subsidiaries of Registrant	Filed herewith
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (Los Angeles, CA)	Filed herewith
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97	Clawback Policy Pursuant to SEC Exchange Act Rule 10-D1	FN 51
99.1	Financial Statements of Petro Travel Plaza Holdings LLC	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.
FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.

FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 42	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022, is incorporated herein by reference.
FN 44	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2020, is incorporated herein by reference.
FN 46	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 20, 2023, is incorporated herein by reference.
FN 47	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on March 26, 2024, is incorporated herein by reference.

FN 48	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.56 to our Quarterly Report on Form 10-Q for the period ended September 30, 2024, is incorporated herein by reference.
FN 49	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on February 11, 2025, is incorporated herein by reference.
FN 50	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on October 16, 2025, is incorporated herein by reference.
FN 51	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 8, 2024, is incorporated herein by reference.
FN 52	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.59 to our Quarterly Report on Form 10-Q for the period ended June 30, 2025, is incorporated herein by reference.
FN 53	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.60 to our Quarterly Report on Form 10-Q for the period ended June 30 30, 2025, is incorporated herein by reference.
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

TEJON RANCH CO.

March 19, 2026	By:	/s/ Matthew H. Walker
Date		Matthew H. Walker
President and Chief Executive Officer
(Principal Executive Officer)

March 19, 2026	By:	/s/ Robert D. Velasquez
Date		Robert D. Velasquez
Chief Financial Officer, Treasurer, Senior Vice President, Finance and Chief Accounting Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Steven A. Betts Steven A. Betts	Director	March 19, 2026

/s/ Gregory S. Bielli Gregory S. Bielli	Director	March 19, 2026

/s/ Denise Gammon Denise Gammon	Director	March 19, 2026

/s/ Andrew Dakos Andrew Dakos	Director	March 19, 2026

/s/ Anthony L. Leggio Anthony L. Leggio	Director	March 19, 2026

/s/ Jeffrey J. McCall Jeffrey J. McCall	Director	March 19, 2026

/s/ Norman J. Metcalfe Norman J. Metcalfe	Director	March 19, 2026

/s/ Eric H. Speron Eric H. Speron	Director	March 19, 2026

/s/ Daniel R. Tisch Daniel R. Tisch	Director	March 19, 2026

/s/ Kenneth G. Yee Kenneth G. Yee	Director	March 19, 2026

Annual Report on Form 10-K
Item 8, Item 15(a) (1) and (2), (b) and (c)
List of Financial Statements and Financial Statement Schedules
Financial Statements
Certain Exhibits
Year Ended December 31, 2025
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
The Company makes significant assumptions to evaluate each real estate development for possible indications of impairment. Possible indications of impairment may include events or changes in circumstances affecting the Company's strategic plans for the real estate development, the entitlement process, government regulation, litigation, geographical demand for new housing, and market conditions related to pricing of new homes and development costs. These assumptions include the identification of appropriate and comparable market prices, the consideration of the impact of changes to legal factors or the business climate, including those that impact the entitlement process, and assumptions surrounding expected positive cash flows and development costs. Considering that the planned development communities will be in a location that does not currently have many comparable homes, the Company must make assumptions surrounding the expected ability to sell the real estate assets at a price that is in excess of accumulated and estimated future development costs. Further, the facts and circumstances utilized to make these assumptions may change from period to period. The real estate development balance was $356.6 million as of December 31, 2025. No impairment loss has been recognized on any real estate development for the year ended December 31, 2025.
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
•We evaluated the design and implementation of controls over management’s identification of circumstances that may indicate the carrying amounts of the real estate developments are no longer recoverable, including controls over management’s evaluation of the Company's strategic plan for each real estate development, the entitlement process, government regulation, litigation, geographical demand for new housing, and market conditions related to pricing of new homes and development costs.
•We read and evaluated management’s documentation, including relevant accounting policies and information obtained by management from outside sources.
•We evaluated management’s impairment analysis by:
◦Testing the real estate development for possible indications of impairment, including searching for adverse asset-specific and/or market conditions by reviewing publicly available information on trends in home and land values and development costs in the surrounding regions of the Company's real estate developments.
◦Searching for contradictory evidence of significant changes, if any, to the Company's strategic plan for the real estate developments, including inquiries with executive management and members of the board of directors, reading minutes of meetings of the board of directors and committees of the board, and evaluating public statements made by the Company.
◦Obtaining letters from legal counsel and performing inquiries with the Company’s in-house legal counsel to evaluate any changes in the status of litigation matters affecting the real estate developments and the potential impact on the Company’s ability to recover the accumulated costs, including any relevant government regulations and/or other matters impacting the entitlement process.
◦Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 19, 2026
We have served as the Company's auditor since 2019.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	December 31
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$9,524	$39,267
Marketable securities - available-for-sale	15,370	14,441
Accounts receivable	9,389	7,916
Inventories	3,347	3,972
Prepaid expenses and other current assets	1,632	3,806
Total current assets	39,262	69,402
Real estate and improvements - held for lease, net	79,177	16,253
Real estate development (includes $128,549 at December 31, 2025 and $124,136 at December 31, 2024, attributable to Centennial Founders, LLC, Note 16)	356,567	377,905
Property and equipment, net	59,311	56,387
Investments in unconsolidated joint ventures	29,986	28,980
Net investment in water assets	62,593	55,091
Other assets	3,573	3,980
TOTAL ASSETS	$630,469	$607,998
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	5,240	9,085
Accrued liabilities and other	2,188	5,549
Deferred income	2,062	2,162
Total current liabilities	9,490	16,796
Revolving line of credit	93,942	66,942
Long-term deferred gains	10,935	11,447
Deferred tax liability	9,849	9,059
Other liabilities	15,697	14,798
Total liabilities	139,913	119,042
Commitments and contingencies
Equity:
Tejon Ranch Co. stockholders’ equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,916,837 at December 31, 2025 and 26,822,768 at December 31, 2024	13,460	13,412
Additional paid-in capital	350,242	348,497
Accumulated other comprehensive (loss) income	(177)	87
Retained earnings	111,673	111,598
Total Tejon Ranch Co. stockholders’ equity	475,198	473,594
Non-controlling interest	15,358	15,362
Total equity	490,556	488,956
TOTAL LIABILITIES AND EQUITY	$630,469	$607,998
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Year Ended December 31

	2025	2024	2023
Revenues:
Real estate - commercial/industrial	$15,006	$12,552	$11,758
Multifamily	732	—	—
Mineral resources	9,636	10,214	14,524
Farming	18,738	13,925	13,950
Ranch operations	5,479	5,195	4,507
Total revenues	49,591	41,886	44,739
Costs and expenses:
Real estate - commercial/industrial	8,002	7,910	8,053
Multifamily	2,279	—	—
Real estate - resort/residential	2,277	2,615	1,528
Mineral resources	6,807	7,052	8,685
Farming	18,850	17,551	15,257
Ranch operations	5,261	4,864	5,043
Corporate expenses	14,068	11,092	9,872
Total expenses	57,544	51,084	48,438
Operating loss	(7,953)	(9,198)	(3,699)
Other income:
Investment income	914	2,273	2,557
Other loss, net	(164)	(292)	(138)
Total other income, net	750	1,981	2,419
Loss from operations before equity in earnings of unconsolidated joint ventures and income tax expense	(7,203)	(7,217)	(1,280)
Equity in earnings of unconsolidated joint ventures, net	8,362	10,881	6,868
Income before income taxes	1,159	3,664	5,588
Income tax expense	1,088	976	2,323
Net income	71	2,688	3,265
Net loss attributable to non-controlling interest	(4)	(2)	—
Net income attributable to common stockholders	$75	$2,690	$3,265
Net income per share attributable to common stockholders, basic	$—	$0.10	$0.12
Net income per share attributable to common stockholders, diluted	$—	$0.10	$0.12

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31
	2025	2024	2023
Net income	$71	$2,688	$3,265
Other comprehensive (loss) income:
Unrealized gain on available-for-sale securities	10	25	187
Benefit plan adjustments	(156)	100	233
SERP liability adjustments	(221)	233	(127)
Unrealized interest rate swap gain	—	—	2,285
Other comprehensive (loss) income before taxes	(367)	358	2,578
Benefit (provision) for income taxes related to other comprehensive (loss) income items	103	(100)	(721)
Other comprehensive (loss) income	(264)	258	1,857
Comprehensive (loss) income	(193)	2,946	5,122
Comprehensive loss attributable to non-controlling interests	(4)	(2)	—
Comprehensive (loss) income attributable to common stockholders	$(189)	$2,948	$5,122
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2022	26,541,553	$13,271	$345,344	$(2,028)	$105,643	$462,230	$15,364	$477,594
Net income	—	—	—	—	3,265	3,265	—	3,265
Other comprehensive income	—	—	—	1,857	—	1,857	—	1,857
Restricted stock issuance	446,969	224	(225)	—	—	(1)	—	(1)
Stock compensation	—	—	3,734	—	—	3,734	—	3,734
Shares withheld for taxes and tax benefit of vested shares	(217,977)	(109)	(3,244)	—	—	(3,353)	—	(3,353)
Balance, December 31, 2023	26,770,545	$13,386	$345,609	$(171)	$108,908	$467,732	$15,364	$483,096
Net income	—	—	—	—	2,690	2,690	(2)	2,688
Other comprehensive income	—	—	—	258	—	258	—	258
Restricted stock issuance	70,678	35	(35)	—	—	—	—	—
Stock compensation	—	—	3,120	—	—	3,120	—	3,120
Shares withheld for taxes and tax benefit of vested shares	(18,455)	(9)	(197)	—	—	(206)	—	(206)
Balance, December 31, 2024	26,822,768	$13,412	$348,497	$87	$111,598	$473,594	$15,362	$488,956
Net income (loss)	—	—	—	—	75	75	(4)	71
Other comprehensive loss	—	—	—	(264)	—	(264)	—	(264)
Restricted stock issuance	130,519	66	(66)	—	—	—	—	—
Stock compensation	—	—	2,362	—	—	2,362	—	2,362
Shares withheld for taxes and tax benefit of vested shares	(36,450)	(18)	(551)	—	—	(569)	—	(569)
Balance, December 31, 2025	26,916,837	$13,460	$350,242	$(177)	$111,673	$475,198	$15,358	$490,556
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended December 31,
	2025	2024	2023
Operating Activities
Net income	$71	$2,688	$3,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,014	4,885	4,806
Amortization of discount on marketable securities	(169)	(471)	(691)
Equity in earnings of unconsolidated joint ventures, net	(8,362)	(10,881)	(6,868)
Non-cash retirement plan expense	424	364	462
(Gain) loss on sale of real estate/assets	—	(8)	6
Profit from water sale[1]	—	—	(490)
Profit from land sales	(1,304)	—	—
Deferred income taxes	782	784	1,121
Stock compensation expense	1,711	4,182	3,252
Excess tax benefit of stock-based compensation	36	(1)	(723)
Abandonment expense	—	—	189
Inventory write down	—	—	423
Distribution of earnings from unconsolidated joint ventures	9,731	9,563	13,511
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	2,271	261	(4,476)
Current liabilities, net	(5,073)	2,948	(132)
Net cash provided by operating activities	6,132	14,314	13,655
Investing Activities
Maturities and sales of marketable securities	31,637	92,605	134,083
Purchase of marketable securities	(32,387)	(73,995)	(132,317)
Real estate development expenditures[3]	(10,107)	(8,394)	(7,888)
Real estate expenditures - to be held for lease[3]	(46,560)	(43,018)	(7,815)
Property and equipment expenditures[3]	(6,543)	(5,822)	(5,625)
Reimbursement proceeds from Community Facilities District	9,409	15,745	—
Proceeds from sale of real estate/assets	58	15	77
Proceeds from sale of land	1,698	—	—
Investment in unconsolidated joint ventures	(2,278)	(346)	(4,500)
Distribution of equity from unconsolidated joint ventures	780	6,336	10,978
Investments in long-term water assets	(8,013)	(8,874)	(6,034)
Proceeds from water sales[1]	—	—	1,324
Interest rate swap settlement[2]	—	—	3,715
Net cash used in investing activities	(62,306)	(25,748)	(14,002)
Financing Activities
Borrowings on line of credit	27,000	19,000	47,942
Repayments of long-term debt	—	—	(50,357)
Deferred financing costs	—	—	(1,097)
Taxes on vested stock grants	(569)	(206)	(3,353)
Net cash provided by (used in) financing activities	26,431	18,794	(6,865)
(Decrease) increase in cash, cash equivalents, and restricted cash	(29,743)	7,360	(7,212)
Cash, cash equivalents, and restricted cash at beginning of year	39,767	32,407	39,619
Cash, cash equivalents, and restricted cash at end of year	$10,024	$39,767	$32,407

Twelve Months Ended December 31,
2025	2024	2023

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$9,524	$39,267	$31,907
Restricted cash (recorded in other assets)	500	500	500
Total cash, cash equivalents, and restricted cash	$10,024	$39,767	$32,407

Non-cash investing activities
Accrued capital and water expenditures included in current liabilities	$1,867	$5,290	$2,091

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

Given the nature of our water assets and the aforementioned authoritative guidance, the Company estimates the appropriate classification of water assets purchased based on the timing of the sale of the water. Water purchased in prior periods that was classified as investing was sold for $1.32 million in 2023. The profit of $0.5 million in 2023 related to the water purchased in prior periods is being deducted from operating activities for the respective period. The Company has and will continue to apply this methodology to water asset transactions that meet this fact pattern.

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

[3]Prior year amounts have been reclassified to conform to the current year presentation. Amounts previously presented as “Real estate and equipment expenditures” are now presented separately as “Real estate development expenditures,” “Real estate expenditures – to be held for lease,” and “Property and equipment expenditures.” These reclassifications had no impact on total net cash used in investing activities or the net change in cash and cash equivalents.

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025

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
These activities are performed through reporting segments that reflect the manner in which management organizes the business and evaluates performance. Prior to 2025, the Company operated through five reporting segments:
•Real Estate - Commercial/Industrial
•Real Estate - Resort/Residential
•Mineral Resources
•Farming
•Ranch Operations
Beginning in the fourth quarter of 2025, upon the commencement of multifamily leasing operations, the Company determined that Multifamily met the criteria to be presented as a separate reportable segment due to the significance of its operations and the manner in which the chief operating decision maker evaluates segment performance and allocates resources. Accordingly, the Company operates through six reporting segments in 2025 and prior years' segment activity related to the Multifamily has been recast, where applicable.
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
The joint ventures generally allocate income and loss from an unconsolidated joint venture based on the venture's distribution priorities, which may be different from its stated ownership percentage.

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
As of December 31, 2025 and 2024, the Company had two VIEs. One was consolidated in the financial statements while the other was not. See Note 16 (Investment in Unconsolidated and Consolidated Joint Ventures) to the Notes to Consolidated Financial Statements for further discussion.

Credit Risk
The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.
The Company assesses the risk of loss on accounts receivable and adjusts the allowance for doubtful accounts based on this risk assessment. The Company does so by applying historical loss rates to our accounts receivable aging schedule to estimate expected credit losses. The Company further adjusted expected credit losses for specifically identified and forecasted credit losses. Accounts are written off when they are deemed to be no longer collectible.
During the years ended December 31, 2025, 2024, and 2023, the PEF power plant lease generated approximately 9%, 11%, and 11% of total revenues, respectively. The Company had no other customers accounting for 5% or more of total revenues from operations.
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
Property and Equipment
Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis carried by the Company’s predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. The Company's property and equipment and their respective estimated useful lives are as follows:

($ in thousands)	Useful Life	December 31, 2025	December 31, 2024
Vineyards and orchards	20	$77,323	$72,042
Machinery, furniture, fixtures and other equipment	3 - 10	22,333	22,545
Buildings and improvements	10 - 27.5	9,604	9,463
Land and land improvements	15	8,022	8,016
Development in process		5,359	5,208
		$122,641	$117,274
Less: accumulated depreciation		(63,330)	(60,887)
		$59,311	$56,387
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
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of the Company's almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments decreased pistachio revenues by $10,000 in 2025, while they increased pistachio revenues by $1,836,000 in 2024, and had no impact on pistachio revenues in 2023. There were no pricing adjustments associated with the Company's almonds.
The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2025, 2024, and 2023, no such withholding was mandated.
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
Indicators of impairment for real estate development may include events or changes in circumstances affecting the Company’s strategic plan for the real estate development, the entitlement process, government regulation, litigation, geographical demand for new housing, and market conditions related to pricing of new homes and development costs. When events or changes in circumstances exist that result in an indicator of impairment, the Company evaluates the real estate development for impairment by comparing future undiscounted cash flows expected to be generated over the life of the real estate development to the respective carrying amount. If the carrying amount of the real estate development exceeds future undiscounted cash flows, an analysis is performed to determine the fair value of the asset.
In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs.
As of December 31, 2025, management of the Company believes that none of its long-lived assets were impaired.
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
During the term of each lease, the Company monitors the credit quality of its tenants by (i) reviewing the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to the Company pursuant to the applicable lease, (iii) monitoring news reports regarding its tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. For operating leases in which collectability of rental income is not considered probable, rental income is recognized on a cash basis and allowances are taken for those balances that we have reason to believe may be uncollectible in the period it is determined not to be probable of collection. All multifamily leases are classified as operating leases under ASC 842 and generally have initial lease terms of one year.
Environmental Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2025 and 2024.
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
New Accounting Pronouncements Adopted
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic740) - Improvements to Income Tax Disclosures". This ASU requires public business entities to disclose a tabular rate reconciliation of both percentages and reporting currency amounts on an annual basis. The ASU also requires disclosure of information on the amount of income taxes paid disaggregated by federal, state and foreign taxes. The Company adopted this ASU for the Company's annual report on Form 10-K beginning with the year ending December 31, 2025 and for subsequent quarterly and annual reports. The retrospective adoption resulted in the additional disclosures mentioned above. See Note 11 of the Notes to Consolidated Financial Statements for further detail.
New Accounting Pronouncements
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)". This ASU requires public business entities to disclose specified information about certain costs and expenses, including the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion and amortization recognized as part of oil- and gas-producing activities included in each relevant expense caption. The ASU also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This ASU is effective for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.
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

	Twelve Months Ended December 31,
	2025	2024	2023
Weighted average number of shares outstanding:
Common stock	26,883,379	26,806,173	26,706,824
Common stock equivalents: stock options, grants	65,899	17,233	—	1
Diluted shares outstanding	26,949,278	26,823,406	26,706,824
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

($ in thousands)		2025		2024
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized gains		921	923	248	248
Total Certificates of deposit	Level 1	921	923	248	248
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		1,000	999	6,115	6,109
with unrecognized gains		12,731	12,745	7,573	7,583
Total U.S. Treasury and agency notes	Level 2	13,731	13,744	13,688	13,692
Corporate notes
with unrecognized gains		190	190	—	—
Total Corporate notes	Level 2	190	190	—	—
Municipal notes
with unrecognized losses for less than 12 months		—	—	501	501
with unrecognized losses		514	513	—	—
Total Municipal notes	Level 2	514	513	501	501

		$15,356	$15,370	$14,437	$14,441

The Company uses an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. As of December 31, 2025, the Company has not recorded any credit losses.
At December 31, 2025, the fair market value of investment securities was $14,000 above the cost basis of securities. The Company’s gross unrealized holding losses equal $1,000. As of December 31, 2025, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $10,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities and separately present the accrued interest receivable balance per ASC Topic 326-30-50-3A. The accrued interest receivables balance totaled $132,000 as of December 31, 2025 and $171,000 as of December 31, 2024, and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at December 31, 2025 were caused by relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. As of December 31, 2025, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of December 31, 2025.
The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

December 31, 2025	2026	2027	Total
Certificates of deposit	$425	$496	$921
U.S. Treasury and agency notes	13,750	—	13,750
Corporate notes	191	—	191
Municipal notes	250	260	510
	$14,616	$756	$15,372

December 31, 2024	2025	2026	2027	Total
Certificates of deposit	$248	—	—	248
U.S. Treasury and agency notes	12,015	1,000	737	13,752
Municipal notes	500	—	—	500
	$12,763	$1,000	$737	$14,500
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     INVENTORIES
Inventories consisted of the following at December 31:

($ in thousands)	2025	2024
Farming inventories	$3,193	$3,744
Other	154	228
Total	$3,347	$3,972
Farming inventories consist of costs incurred during the current year related to next year’s crop along with unsold current year crop and farming chemicals.

5.     REAL ESTATE
Real estate consisted of the following as of December 31:

($ in thousands)	2025	2024
Real estate development
Mountain Village	$161,388	$158,348
Centennial	128,549	124,136
Grapevine	45,801	42,456
Tejon Ranch Commerce Center
- Commercial	20,829	23,724
- Multifamily	—	29,241
Total Tejon Ranch Commerce Center	20,829	52,965
Real estate development	$356,567	$377,905

Real estate and improvements - held for lease, net
Tejon Ranch Commerce Center
- Commercial	$20,644	$20,596
- Multifamily	64,170	—
Real estate and improvements - held for lease, gross	84,814	20,596
Less accumulated depreciation
- Commercial	(4,677)	(4,343)
- Multifamily	(960)	—
Real estate and improvements - held for lease, net	$79,177	$16,253
The Terra Vista multifamily property was completed in phases during 2025, with three buildings delivered in May, three buildings delivered in July, and the final building delivered in October. As each phase was completed, the related assets were placed in service and reclassified from real estate development to real estate and improvements held for lease.
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
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2025 was $986 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the consumer price index or 3%.
The water purchased above will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as just described.
Water revenues and cost of sales were as follows for the years ended December 31:

($ in thousands)	2025	2024	2023

Acre-Feet Sold	3,177	3,500	5,145

Revenues	$4,312	$4,383	$8,033
Cost of sales	3,431	3,555	5,220
Profit	$881	$828	$2,813

Costs assigned to water assets held for future use were as follows ($ in thousands):

	December 31, 2025	December 31, 2024
Banked water and water for future delivery	$44,681	$36,048
Transferable water	266	35
Total water held for future use at cost	$44,947	$36,083

Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	December 31, 2025		December 31, 2024
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water purchase contract*	$11,581	$(7,237)	$11,581	$(6,755)
Nickel water purchase contract*	18,740	(7,817)	18,740	(7,175)
Tulare Lake Basin water purchase contract*	6,479	(4,100)	6,479	(3,862)
	$36,800	$(19,154)	$36,800	$(17,792)
Net cost of purchased water contracts	17,646		19,008
Total cost of water held for future use	44,947		36,083
Net investments in water assets	$62,593		$55,091
*All water purchase contracts were acquired from third parties.
Water contracts with WRMWSD and TCWD are also in place but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage are:

(in acre feet)	December 31, 2025	December 31, 2024
Water held for future use:
TCWD - Banked water owned by the Company	65,199	60,936
Company water bank	54,728	54,728
Transferable water	265	505
Recharged water	6,797	6,797
Total water held for future use	126,989	122,966
Water purchase contracts:
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
Total water purchase contracts	31,433	31,433
Total water held for future use and purchased water contracts	158,422	154,399

7.     ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities and other current liabilities consisted of the following as of December 31:

($ in thousands)	2025	2024
Accrued vacation	$543	$707
Accrued paid personal leave	153	295
Accrued bonus	1,060	2,425
Accrued stock compensation expense	—	1,831	[1]
Other	432	291
Total	$2,188	$5,549
[1] Cash settled awards classified as liabilities. See Note 10 of the Notes to Consolidated Financial Statements for further detail.

8.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of revolving line of credit balance of $93,942,000 as of December 31, 2025, and $66,942,000 as of December 31, 2024.
On November 17, 2023, the Company entered into a Credit Agreement with AgWest Farm Credit, PCA and certain other lenders. The Revolving Credit Facility provides TRC an RCL in the amount of $160,000,000. The RCL requires interest only payments and has a maturity date of January 1, 2029. As of December 31, 2025, the outstanding balance under the RCL was $93,942,000, and the interest rate was one-month term SOFR plus a margin of 2.25% for an effective rate of 6.15%, before patronage. The Company received patronage credit from the participating lenders of 116 basis points in both of 2025 and 2024.
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
9.     OTHER LIABILITIES
Other liabilities consist of the following as of December 31:

($ in thousands)	2025	2024
Supplemental executive retirement plan liability (See Note 14)	5,743	5,720
Excess joint venture distributions and other (See Note 16)	9,954	9,078
Total	$15,697	$14,798
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
The following is a summary of the Company's performance share grants with performance conditions as of the year ended December 31, 2025:

Performance Share Grants with Performance Conditions
Target performance	234,260
Maximum performance	288,604

The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the following twelve-month periods ended:

	December 31, 2025	December 31, 2024	December 31, 2023
Stock Grants Outstanding Beginning of the Year at Target Achievement	312,564	248,768	234,899
New Stock Grants/Additional shares due to achievement in excess of target	170,925	386,956	321,026
Vested Grants	(25,012)	(179,082)	(260,070)
Expired/Forfeited Grants	(93,679)	(144,078)	(47,087)
Stock Grants Outstanding End of Period at Target Achievement	364,798	312,564	248,768

The following is a summary of the assumptions used to determine the fair value of the Company's market-based Performance Condition Grants outstanding for the year ended December 31, 2025:

($ in thousands except for share prices)
Grant date	12/16/2023	03/13/2024	12/11/2024	03/06/2025	06/20/2025
Vesting end	12/31/2026	03/22/2027	12/10/2027	03/06/2028	06/20/2028
Target share price to achieve award	$19.65	$18.93	$18.59	$18.56	$19.01

Expected volatility	25.91%	25.56%	26.90%	27.04%	26.82%
Risk-free interest rate	4.02%	4.31%	4.01%	3.9%	3.8%

Simulated Monte Carlo share price	$19.74	$18.36	$18.55	$13.54	$18.53
Shares granted	4,828	15,225	2,315	13,046	18,351
Total fair value of award	$95	$280	$43	$177	$340
The unamortized cost associated with unvested stock grants and the weighted-average period over which it is expected to be recognized as of December 31, 2025, was $1,644,000 and 17 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant and is expensed over the performance period if it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum, the Company determines, based on historical and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, the Company determines the number of awards probable of vesting and expenses the grant date fair value of such awards over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company adjusts compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director, during the years presented, received his or her annual compensation in stock.
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
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

Employee 1998 Plan ($ in thousands):	December 31, 2025	December 31, 2024	December 31, 2023
Expensed	$855	$3,592	$2,731
Capitalized	651	769	482
	1,506	4,361	3,213
NDSI Plan	856	590	521
Total	$2,362	$4,951	$3,734
11.     INCOME TAXES
The Company accounts for income taxes using ASC 740, “Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision for income taxes consists of the following at December 31:

($ in thousands)	2025	2024	2023
Total provision (benefit):	$1,088	$976	$2,323
Federal:
Current	110	26	1,371
Deferred	652	633	353
	762	659	1,724
State:
Current	85	260	584
Deferred	241	57	15
	326	317	599
Total	$1,088	$976	$2,323

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

($ in thousands)	2025	2024
Deferred income tax assets:
Accrued expenses	$199	$319
Deferred revenues	614	644
Capitalization of costs	1,099	1,157
Pension adjustment	1,797	1,801
Stock grant expense	1,183	2,164
State deferred taxes	240	248
Book deferred gains	2,127	2,127
Joint venture allocations	130	524
Provision for additional capitalized costs	699	699
Interest rate swap	1,444	1,444
Other	490	74
Total deferred income tax assets	$10,022	$11,201
Deferred income tax liabilities:
Deferred gains	$1,753	$1,753
Depreciation	5,960	5,447
Cost of sales allocations	872	872
Joint venture allocations	7,249	7,729
Capitalized stock compensation	1,626	1,431
Straight line rent	165	231
Prepaid expenses	130	679
Interest rate swap	1,444	1,444
Other	672	674
Total deferred income tax liabilities	$19,871	$20,260
Net deferred taxes	$(9,849)	$(9,059)
Due to the nature of the Company's deferred tax assets, the Company believes they will be used through operations in future years and a valuation allowance is not necessary. As of December 31, 2025, the Company had tax-effected net operating loss carryforwards of $207,000 that can be carried forward indefinitely under federal law. As of December 31, 2025, the Company had tax-effected net operating loss carryforwards of $195,000 that are generally carried forward a maximum of 20 years.
The Company made $50,000 in estimated federal tax payments in 2025 and $0 in 2024. The Company made $380,000 in estimated California state tax payments in 2025 and $315,000 in 2024. The Company received tax refunds of $28,000 and $1,000 in 2025 and 2024, respectively.
The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. As a result of this evaluation, the Company determined there were no uncertain tax positions that required recognition and measurement for the years ended December 31, 2025 and 2024 within the scope of ASC 740, "Income Taxes." Tax years from 2022 to 2024 and 2021 to 2024 remain available for examination by the Federal and California State taxing authorities, respectively.
In 2025, the Company’s effective tax rate varied from the statutory federal rate primarily due to permanent differences related to Section 162(m) limitations, state taxes and excess stock compensation expense. The Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts and Jobs Act, which first impacted the Company in 2020. A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate of 21% in 2025, 2024 and 2023, is as follows for the years ended December 31:
The income tax rate reconciliation was as follows at December 31:

	2025		2024		2023
($ in thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Income tax at statutory rate	$250	21.0%	$770	21.0%	$1,195	21.0%
State income taxes, net of federal benefit	257	21.6%	256	7.0%	578	10.2%
Excess stock compensation expense (benefit)	104	8.7%	6	0.2%	(501)	(8.1)%
Non-deductible compensation	608	53.6%	181	4.9%	1,302	22.9%
Oil and mineral depletion	(109)	(9.1)%	(129)	(3.5)%	(130)	(2.3)%
Permanent differences	5	0.4%	(11)	(0.3)%	9	0.2%
Other	(27)	(2.3)%	(97)	(2.7)%	(130)	(2.3)%
Tax provision	$1,088	93.9%	$976	26.6%	$2,323	41.6%
12.     LEASES
The Company is a lessor of certain property pursuant to various lease agreements having terms ranging up to 30 years. The Company generates rental income from right to use assets. The following is a summary of income from commercial rents included in commercial/industrial real estate revenues as of December 31:

($ in thousands)	2025	2024	2023
Base rent	$8,131	$7,712	$7,419
Percentage rent	$319	$624	$1,080
Future minimum rental income on commercial, communication and right-of-way non-cancelable leases as of December 31, 2025 ($ in thousands):

2026	2027	2028	2029	2030	Thereafter
$7,227	$6,227	$5,876	$5,728	$3,133	$1,803
13.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $16,698,000 is expected to be paid in 2026. These water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2035, and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. The Company's contractual obligation for future water payments was $1,614,552,000 as of December 31, 2025.
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

As a landowner in each CFD, the Company is obligated to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of December 31, 2025, there were no additional improvement funds remaining from West CFD bonds. On July 25, 2024, TRPFFA sold bonds that provide approximately $25,000,000 of improvement funds for the reimbursement of public infrastructure costs at TRCC-East. As of December 31, 2025, there are $10,440,000 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal 2025, the Company paid $3,791,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future, based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on December 31, 2025.
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
On September 5, 2025, the Court of Appeal transferred jurisdiction of CBD/CNPS Action back to the Superior Court, which thereafter entered a writ of mandate on September 22, 2025 ordering LA County to set aside the Centennial Approvals (the “Writ”), something that was expected in light of the Court of Appeal decision summarized above. On December 2, 2025, LA County rescinded and set aside the Centennial Approvals in compliance with the Writ and, thereafter, on December 19, 2025, filed a “return to writ of mandate” with the Superior Court that described the action taken to comply with the Writ and requesting that the Superior Court discharge the Writ (the “Return to Writ”). On October 15, 2025, CBD/CNPS filed a motion for attorney's fees, the award of which is in the discretion of the trial court (the “Fee Motion”). On December 11, 2025 the Company and CBD/CNPS executed an Agreement Resolving Attorneys’ Fees (the “Fee Agreement”), which agreement resolved CBD/CNPS’s claims as prevailing parties to attorneys’ fees in the CBD/CNPS Action. As provided in the Fee Agreement, CBD/CNPS agreed to withdraw their Fee Motion in exchange for the Company paying $1,100,000 in attorneys’ fees, which payment was made before December 31, 2025.
The Company is in the process of working with LA County to advance the Centennial project. Following LA County’s December 2, 2025 rescission of the Centennial Approvals, the Company has begun the process to re-entitle the Centennial project (“re-entitlement”). We expect that re-entitlement will involve processing project and land use entitlements that are substantively similar to the Centennial Approvals that were approved by the LA County Board of Supervisors in April of 2019. As part of the re-entitlement, supplemental environmental analysis will be prepared and limited to addressing the deficiencies raised in the Judgment and Court of Appeal decision, and any new information legally required to be addressed. Following a public comment and review period, the LA County Regional Planning Commission would hold a hearing to make a recommendation to the LA County Board of Supervisors on the re-entitlement of the Centennial project. Thereafter, the LA County Board of Supervisors would hold a hearing to consider the supplemental environmental analysis and whether to take action to approve the re-entitlement of the Centennial project, with possible LA County Board of Supervisors action anticipated to occur by the end of 2026. Following the LA County Board of Supervisors’ action, the Company and LA County would return to the Superior Court to demonstrate compliance with and seek discharge of the Writ, and further litigation could challenge the re-entitlement.
As the Company’s process to reinstate the project approvals remain pending, management has concluded that the matter does not materially impact the Company’s consolidated financial statements, including the recoverability of the related real estate development assets. Given the County’s filing of the Return to Writ, the Company considers the CBD/CNPS Action resolved.
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
The following table sets forth changes in the plan's net benefit obligation and accumulated benefit information as of December 31:

($ in thousands)	2025	2024
Change in benefit obligation - Pension
Benefit obligation at beginning of year	$8,181	$8,768
Interest cost	445	416
Actuarial (gain)/loss assumption changes	298	(669)
Benefits paid	(393)	(334)
Benefit obligation and accumulated benefit obligation at end of year	$8,531	$8,181
Change in Plan Assets
Fair value of plan assets at beginning of year	$8,551	$9,063
Actual return (loss) on plan assets	505	(178)
Employer contribution	—	—
Benefits/expenses paid	(393)	(334)
Fair value of plan assets at end of year	$8,663	$8,551
Funded status - asset	$132	$370

Amounts recorded in equity
Net actuarial loss	$2,411	$2,255
Total amount recorded	$2,411	$2,255
Amount recorded, net of taxes	$1,736	$1,624

Other changes in plan assets and benefit obligations recognized in other comprehensive income include the following as of December 31:

($ in thousands)	2025	2024
Net loss (gain)	$213	$(43)
Recognition of net actuarial loss	(57)	(57)
Total changes	156	(100)
Changes, net of taxes	$112	$(72)
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year:

Expected return on plan assets	$421
Interest cost	(443)
Amortization of net gain/(loss)	(65)
Net periodic pension benefit/(cost)	$(87)

At December 31, 2025 and December 31, 2024, the Company had a long-term pension asset. For 2026, the Company is not expected to make contributions to the pension plan.
Based on actuarial estimates, it is expected that annual benefit payments from the pension trust will be as follows:

($ in thousands)
2026	2027	2028	2029	2030	Thereafter
$511	$506	$501	$510	$579	$3,148
The Benefit Plan’s current investment policy has an investment strategy in which the primary focus is to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Plan's Funded Status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as funded status improves. At December 31, 2025, the investment mix was approximately 99% debt and 1% money market funds. At December 31, 2024, the investment mix was approximately 99% debt and 1% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 5.35% in 2025 and 5.60% in 2024. The expected long-term rate of return on plan assets is 5.00% in 2025 and 5.00% in 2024. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	2025	2024
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$87	$87
Collective Funds	Level 2	8,576	8,464
Fair value of plan assets		$8,663	$8,551
Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2025	2024	2023
Cost components:
Interest cost	$(445)	$(416)	$(416)
Expected return on plan assets	420	448	418
Net amortization and deferral	(57)	(58)	(67)
Total net periodic pension (costs)/earnings	$(82)	$(26)	$(65)

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
The following SERP benefit information is as of December 31:

($ in thousands)	2025	2024
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$5,720	$6,124
Interest cost	291	277
Actuarial gain/assumption changes	263	(180)
Benefits paid	(531)	(501)
Benefit obligation and accumulated benefit obligation at end of year	5,743	5,720
Funded status - liability	$(5,743)	$(5,720)

($ in thousands)	2025	2024
Amounts recorded in stockholders’ equity
Net actuarial loss	$1,378	$1,157
Total amount recorded	$1,378	$1,157
Amount recorded, net of taxes	$992	$833
Other changes in benefit obligations recognized in other comprehensive income for 2025 and 2024 included the following components:

($ in thousands)	2025	2024
Net (gain) loss	$263	$(179)
Recognition of net actuarial loss	(42)	(54)
Total changes	$221	$(233)
Changes, net of taxes	$159	$(168)
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Interest cost	$(268)
Amortization of net gain	(62)
Net periodic pension (costs)/earnings	$(330)
Based on actuarial estimates, it is expected that annual SERP benefit payments will be as follows ($ in thousands):

2026	2027	2028	2029	2030	Thereafter
$575	$566	$557	$545	$531	$2,379
The weighted-average discount rate used in determining the actuarial present value of projected benefits obligation was 4.95% for 2025 and 5.35% for 2024. Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2025	2024	2023
Cost components:
Interest cost	$(291)	$(277)	$(291)
Net amortization and other	(42)	(54)	(40)
Total net periodic pension cost	$(333)	$(331)	$(331)

15.    REPORTING SEGMENTS AND RELATED INFORMATION
The Company currently operates six reporting segments: commercial/industrial real estate development, multifamily, resort/residential real estate development, mineral resources, farming, and ranch operations. Beginning in the fourth quarter of 2025, the Company commenced multifamily leasing operations as buildings within the Terra Vista development were completed and placed into service. The final building was delivered in October 2025. Multifamily is presented as a separate reportable segment due to the significance of its operations and the manner in which management evaluates its performance.
The financial results of these segments are reviewed by the chief operating decision maker (“CODM”), who is the Company’s President and Chief Executive Officer, for purposes of evaluating segment performance and allocating resources. The CODM evaluates segment performance primarily based on GAAP operating income (loss) for each segment. Segment operating income (loss) represents revenues less direct segment operating expenses, and excludes investment income, other income (loss), corporate expenses, and income taxes. This measure is used in the Company’s annual budgeting and forecasting process and in monthly reviews of budget-to-actual variances when making decisions regarding the allocation of capital and personnel among segments. The CODM also reviews capital expenditures by segment, which represent cash expenditures for additions to long-lived assets, consistent with the information regularly provided to and reviewed by the CODM for purposes of evaluating resource allocation decisions.
Certain prior-year amounts have been reclassified to conform to the significant expense categories in which the CODM receives the information. Specifically, certain costs previously included within General and administrative expenses have been reclassified to Operating costs within the segment expense presentation, and depreciation expense, which was previously included within Other expense, is now presented separately. These reclassifications had no impact on total operating expenses, operating income, net income, or earnings per share as previously reported.
Information pertaining to operating results of the Company's reporting segments are as follows for each of the years ended December 31:

($ in thousands)	2025	2024	2023
Revenues
Real estate—commercial/industrial	$15,006	$12,552	$11,758
Multifamily	732	—	—
Mineral resources	9,636	10,214	14,524
Farming	18,738	13,925	13,950
Ranch operations	5,479	5,195	4,507
Segment revenues	$49,591	$41,886	$44,739
Segment Operating Results
Real estate—commercial/industrial	$15,366	$15,523	$10,573
Multifamily	(1,547)	—	—
Real estate—resort/residential	(2,277)	(2,615)	(1,528)
Mineral resources	2,829	3,162	5,839
Farming	(112)	(3,626)	(1,307)
Ranch operations	218	331	(536)
Segment operating results [1]	14,477	12,775	13,041
Reconciling items:
Investment income	914	2,273	2,557
Other loss	(164)	(292)	(138)
Corporate expenses	(14,068)	(11,092)	(9,872)
Income from operations before income taxes	$1,159	$3,664	$5,588

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
In 2025, the Company sold 2.8 acres of commercial land located at TRCC East to a third party for $1,727,000 and recognized previously deferred gross margin associated with the 2022 Nestlé land sale.
In 2024 and 2023, the Company did not have any land sales.

The following table summarizes revenues, expenses and operating income from this segment for each of the years ended December 31:

($ in thousands)	2025	2024	2023
Commercial/industrial revenues	$15,006	$12,552	$11,758
Equity in earnings of unconsolidated joint ventures	8,362	10,881	6,868
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	$23,368	$23,433	$18,626
Cost of sales of land	1,862	$—	$(176)
Operating expenses	2,451	3,206	4,074
Selling, general and administrative expenses	3,189	4,280	3,687
Depreciation and amortization	500	424	468
Commercial/industrial expenses	$8,002	$7,910	$8,053
Operating results from commercial/industrial and unconsolidated joint ventures	$15,366	$15,523	$10,573
Multifamily
The multifamily segment generates rents from the tenants living in the Terra Vista community. Construction of the Terra Vista development occurred in phases during 2024 and 2025, and leasing operations commenced as individual buildings were completed and placed into service. The final building was delivered in October 2025. The property is currently in the initial lease-up phase. Operating losses for 2025 primarily reflect start-up costs and depreciation and amortization associated with the newly completed development and are expected to moderate as occupancy increases.
The following table summarizes revenues, expenses and operating results from this segment for the years ended December 31:

($ in thousands)	2025
Multifamily revenues[1]	732
Operating expenses	815
Selling, general and administrative expenses	504
Depreciation and amortization	960
Multifamily expenses	$2,279
Operating loss from multifamily	$(1,547)
[1]Multifamily segment had no operating activities in 2024 and 2023.
Real Estate - Resort/Residential
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue.
The following table summarizes expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2025	2024	2023
Resort/residential
Operating expenses	1,632	1,742	754
Selling, general and administrative expenses	609	831	731
Depreciation and amortization	36	42	43
Total resort/residential expenses	$2,277	$2,615	$1,528
Operating loss from resort/residential	$2,277	$2,615	$1,528

Mineral Resources
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from the Company's land along with revenue from water sales. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2025	2024	2023
Mineral resources revenues	$9,636	$10,214	$14,524
Cost of sales of water	3,431	3,555	5,220
Operating expenses	1,307	1,225	1,338
Selling, general and administrative expenses	694	897	753
Depreciation and amortization	1,375	1,375	1,374
Mineral resources expenses	$6,807	$7,052	$8,685
Operating results from mineral resources	$2,829	$3,162	$5,839
Farming
The farming segment produces revenues from the sale of wine grapes, almonds, pistachios and hay. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2025	2024	2023
Farming revenues	$18,738	$13,925	$13,950
Cost of sales	13,532	11,832	12,125
Fixed water obligations	2,796	2,912	695
Selling, general and administrative expenses	109	488	340
Depreciation and amortization	2,413	2,319	2,097
Farming expenses	$18,850	$17,551	$15,257
Operating results from farming	$(112)	$(3,626)	$(1,307)

The improvement in 2025 operating results compared to 2024 was primarily driven by higher crop revenues and lower fixed water obligations.

Ranch Operations
Ranch operations consists of game management revenues and ancillary land uses, such as grazing leases and filming. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2025	2024	2023
Ranch operations revenues	$5,479	$5,195	$4,507
Operating expenses	4,322	3,833	4,095
Selling, general and administrative expenses	563	649	558
Other expenses[1]	376	382	390
Ranch operations expenses	$5,261	$4,864	$5,043
Operating results from ranch operations	$218	$331	$(536)
[1] The main components of the other expenses included amortization and depreciation.

Information pertaining to assets of the Company’s reporting segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2025
Real estate - commercial/industrial	$64,681	$500	$12,487
Multifamily	63,695	960	34,073
Real estate - resort/residential	341,433	36	10,107
Mineral resources	62,236	1,375	57
Farming	58,545	2,413	6,202
Ranch operations	2,172	376	192
Corporate	37,707	354	92
Total	$630,469	$6,014	$63,210
2024
Real estate - commercial/industrial	$68,944	$424	$16,361
Multifamily	29,241	—	26,657
Real estate - resort/residential	330,513	40	8,394
Mineral resources	54,658	1,375	46
Farming	54,478	2,319	4,891
Ranch operations	2,658	382	739
Corporate	67,506	345	146
Total	$607,998	$4,885	$57,234
2023
Real estate - commercial/industrial	$70,521	$468	$5,231
Multifamily	2,584	—	2,584
Real estate - resort/residential	321,216	42	7,888
Mineral resources	52,068	1,374	—
Farming	52,094	2,097	4,870
Ranch operations	2,072	390	464
Corporate	76,968	435	291
Total	$577,523	$4,806	$21,328
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
16.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting, unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2025 was $29,986,000. The equity in earnings of the unconsolidated joint ventures was $8,362,000 for the twelve months ended December 31, 2025. The unconsolidated joint ventures have not been consolidated as of December 31, 2025, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments, as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components, such as fuel inventory and pricing at the facility. At December 31, 2025, the Company had an equity investment balance of $19,884,000 in this joint venture.

•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form five active 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. All outstanding debt attributed to our joint ventures with Majestic have met their respective debt covenants, and hence were not subject to an effective guarantee at December 31, 2025. For those investments in a deficit position, in accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income. At December 31, 2025, the Company's investment in these joint ventures was $332,000.
◦On March 29, 2022, TRC-MRC 5, LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2023, and the joint venture has leased 100% of the rentable space. The joint venture refinanced the construction loan in February 2024 with a promissory note. The note matures on February 3, 2035, and had an outstanding balance of $52,027,000 as of December 31, 2025. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,908,000.
◦On March 25, 2021, TRC-MRC 4, LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction of the building was completed in 2022, and the joint venture has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $59,960,000 as of December 31, 2025. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $6,929,000.
◦In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note, with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $31,777,000 as of December 31, 2025. The Company's investment in this joint venture was $98,000 as of December 31, 2025.
◦In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a promissory note. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 3, 2028 and had an outstanding principal balance of $20,496,000 as of December 31, 2025. The building was 100% leased as of December 31, 2025. The Company's investment in this joint venture was $234,000 as of December 31, 2025.
◦In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction in 2017. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original principal balance of the mortgage loan was $25,030,000, of which $20,763,000 was outstanding at December 31, 2025. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance of $1,117,000.

•TRC-DP 1, LLC - This joint venture was formed on October 4, 2024 with Dedeaux Properties to develop, manage, and operate an approximately 510,385 square foot industrial building at TRCC-East on land to be contributed by the Company in a future period. The Company's investment in this joint venture was $624,000 as of December 31, 2025.
•TRCC/Rock Outlet Center LLC – This joint venture was formed in 2013 with Rockefeller Group Development Corporation, or Rockefeller, to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. At December 31, 2025, the Company’s equity investment balance in this joint venture was $9,146,000. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. The Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On January 22, 2026, the TRCC/Rock Outlet Center LLC joint venture extended the maturity date of its term note with a financial institution from December 31, 2025 to December 30, 2028. As of December 31, 2025, the outstanding balance of the term note was $20,039,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – CFL is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of December 31, 2025, the Company owned 93.84% of CFL.
The Company’s investment balance in each of its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The variance represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of those assets.

Condensed balance sheet information and statement of operations of the Company’s unconsolidated joint ventures are as follows:
Balance Sheet Information as of December 31:

	Joint Venture						TRC
	Assets		Borrowings		Equity (Deficit)		Investment In
	2025	2024	2025	2024	2025	2024	2025	2024
Petro Travel Plaza Holdings LLC	$70,763	$73,558	$(11,030)	$(11,793)	$53,530	$53,571	$19,884	$19,823
TRCC/Rock Outlet Center, LLC	54,881	54,533	(20,039)	(20,545)	33,940	32,832	9,146	8,592
TRC-MRC 1, LLC	23,510	24,539	(20,763)	(21,470)	2,112	2,591	—	—
TRC-MRC 2, LLC	21,759	21,552	(20,496)	(21,234)	380	768	234	77
TRC-MRC 3, LLC	33,503	34,436	(31,777)	(32,722)	1,450	2,529	98	142
TRC-MRC 4, LLC	47,004	49,118	(59,960)	(60,906)	(13,709)	(10,664)	—	—
TRC-MRC 5, LLC	48,510	49,556	(52,027)	(52,795)	(2,488)	(643)	—	—
TRC-DP1, LLC	—	—	—	—	—	—	624	346
Total	$299,930	$307,292	$(216,092)	$(221,465)	$75,215	$80,984	$29,986	$28,980

Centennial Founders, LLC	$109,287	$107,015	$—	$—	$108,906	$106,766	Consolidated
Condensed Statement of Operations Information as of December 31:

	Joint Venture							TRC
	Revenues				Earnings (Loss)			Equity in Earnings (Loss)
	2025		2024	2023	2025	2024	2023	2025	2024	2023
Petro Travel Plaza Holdings LLC	$140,757		$153,547	$162,614	$9,959	$13,621	$10,481	$6,061	$8,253	$6,288
TRCC/Rock Outlet Center, LLC[1]	6,873		7,100	6,391	(2,892)	(2,703)	(3,571)	(1,446)	(1,351)	(1,786)
TRC-MRC 1, LLC	5,152		4,399	4,346	1,846	1,226	1,192	923	613	596
TRC-MRC 2, LLC	7,071		6,761	5,860	3,664	4,324	2,772	1,832	2,162	1,386
TRC-MRC 3 LLC	4,437		4,405	4,323	887	843	645	444	422	323
TRC-MRC 4, LLC	7,691		7,805	7,281	727	1,054	332	363	527	166
TRC-MRC 5, LLC	6,728		6,314	—	370	509	(210)	185	255	(105)
	$178,709	2	$190,331	$190,815	$14,561	$18,874	$11,641	$8,362	$10,881	$6,868

Centennial Founders, LLC	$—		$66	$267	$(60)	$(36)	$(6)	Consolidated

[1] Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.7 million, $1.3 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

2 TRC-DP1, LLC did not have any operating activities during 2024 and 2025.

17.    RELATED PARTY TRANSACTIONS
TCWD is a not-for-profit governmental entity, organized on December 28, 1965, pursuant to Division 13 of the Water Code, State of California. TCWD is a landowner voting district, which requires an elector, or voter, to be an owner of land located within the district. TCWD was organized to provide the water needs for future municipal and industrial development. The Company is the largest landowner and taxpayer within TCWD. The Company has a water purchase service contract with TCWD that entitles it to receive all of TCWD’s State Water Project contract water and TCWD holds the Company's banked water in the Kern Water Bank. TCWD is also entitled to make assessments of all taxpayers within the district, to the extent funds are required to cover expenses and to charge water users within the district for the use of water. From time to time, the Company transacts with TCWD in the ordinary course of business. The Company's Senior Vice President, Chief Financial Officer and Chief Accounting Officer, Robert Velasquez, was appointed the treasurer of TCWD in February 2025.
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, the Company is entitled to annual water for 5,487 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's former Executive Vice President and Chief Operating Officer, Allen Lyda, is one of nine directors at WRMWSD. Mr. Lyda retired in March of 2025, hence he is no longer an affiliate of the Company. During the years ended December 31, 2025 and 2024, the Company paid $5,126,000 and $5,483,000 for these water contracts and related costs, respectively.
In 2024 the Company entered into a consulting services agreement with Mr. Bielli, former Chief Executive Officer and current member of the Board of Directors of the Company, for the provision of strategic counsel to the Board and the current CEO upon Mr. Bielli’s retirement from his CEO position. The consulting agreement is for a term of one year, commencing April 1, 2025 and ending March 31, 2026. Compensation for Mr. Bielli’s consulting services is $85,000 per month. Mr. Bielli will also be reimbursed for normal and customary expenses incurred in connection with providing the services.