Form 10-Q
period 2026-03-31
TEJON RANCH CO
filed 2026-05-11
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on April 30, 2026 was 27,004,234.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,664	$9,524
Marketable securities - available-for-sale	14,719	15,370
Accounts receivable	4,807	9,389
Inventories	6,146	3,347
Prepaid expenses and other current assets	3,048	1,632
Total current assets	33,384	39,262
Real estate and improvements - held for lease, net	78,606	79,177
Real estate development (includes $129,423 at March 31, 2026 and $128,549 at December 31, 2025, attributable to CFL (Note 14))	359,354	356,567
Property and equipment, net	59,702	59,311
Investments in unconsolidated joint ventures	30,080	29,986
Net investment in water assets	69,498	62,593
Other assets	3,535	3,573
TOTAL ASSETS	$634,159	$630,469

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$6,009	$5,240
Accrued liabilities and other	3,308	2,188
Deferred income	2,769	2,062
Total current liabilities	12,086	9,490
Revolving line of credit	95,442	93,942
Long-term deferred gains	10,935	10,935
Deferred tax liability	9,840	9,849
Other liabilities	15,992	15,697
Total liabilities	144,295	139,913
Commitments and contingencies (Note 11)
Equity:
Tejon Ranch Co. stockholders’ equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,992,645 at March 31, 2026 and 26,916,837 at December 31, 2025	13,498	13,460
Additional paid-in capital	349,385	350,242
Accumulated other comprehensive loss	(200)	(177)
Retained earnings	111,824	111,673
Total Tejon Ranch Co. stockholders’ equity	474,507	475,198
Non-controlling interest	15,357	15,358
Total equity	489,864	490,556
TOTAL LIABILITIES AND EQUITY	$634,159	$630,469
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Real estate - commercial/industrial	$2,762	$2,754
Multifamily	696	—
Mineral resources	3,533	2,595
Farming	895	1,556
Ranch operations	1,617	1,304
Total revenues	9,503	8,209
Costs and expenses:
Real estate - commercial/industrial	1,678	1,655
Multifamily	1,024	192
Real estate - resort/residential	356	386
Mineral resources	2,488	2,085
Farming	1,989	2,548
Ranch operations	1,213	1,273
Corporate expenses	1,886	4,236
Total costs and expenses	10,634	12,375
Operating loss	(1,131)	(4,166)
Other income:
Investment income	142	346
Other loss, net	(92)	(76)
Total other income, net	50	270
Loss before equity in earnings of unconsolidated joint ventures and income tax expense (benefit)	(1,081)	(3,896)
Equity in earnings of unconsolidated joint ventures, net	1,290	1,158
Income (loss) before income tax expense (benefit)	209	(2,738)
Income tax expense (benefit)	59	(1,272)
Net income (loss)	150	(1,466)
Net loss attributable to non-controlling interest	(1)	(2)
Net income (loss) attributable to common stockholders	$151	$(1,464)
Net income (loss) per share attributable to common stockholders, basic	$0.01	$(0.05)
Net income (loss) per share attributable to common stockholders, diluted	$0.01	$(0.05)

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$150	$(1,466)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(32)	(8)
Other comprehensive loss before taxes	(32)	(8)
Income tax benefit related to other comprehensive loss items	9	2
Other comprehensive loss	(23)	(6)
Comprehensive income (loss)	127	(1,472)
Comprehensive loss attributable to non-controlling interests	(1)	(2)
Comprehensive income (loss) attributable to common stockholders	$128	$(1,470)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income (loss)	$150	$(1,466)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,473	1,015
Amortization of discount of marketable securities	(10)	(86)
Equity in earnings of unconsolidated joint ventures, net	(1,290)	(1,158)
Non-cash retirement plan expense	104	104
Gain on sale of property plant and equipment	—	(13)
Deferred income taxes	—	(33)
Stock compensation expense	182	666
Excess tax provision (benefit) from stock-based compensation	—	31
Distribution of earnings from unconsolidated joint ventures	1,394	458
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	975	1,901
Current liabilities	332	(2,764)
Net cash provided by (used in) operating activities	3,310	(1,345)
Investing Activities
Maturities and sales of marketable securities	4,175	15,280
Funds invested in marketable securities	(3,546)	(21,410)
Real estate development expenditures[1]	(1,897)	(1,664)
Real estate expenditures - to be held for lease[1]	(204)	(13,543)
Property and equipment expenditures[1]	(1,872)	(2,337)
Proceeds from sale of property plant and equipment	—	11
Investment in unconsolidated joint ventures	—	(111)
Distribution of equity from unconsolidated joint ventures	160	142
Investments in water assets	(5,681)	(9,018)
Net cash used in investing activities	(8,865)	(32,650)
Financing Activities
Borrowings on line of credit	1,500	7,500
Taxes on vested stock grants	(805)	(490)
Net cash provided by financing activities	695	7,010
Decrease in cash, cash equivalents, and restricted cash	(4,860)	(26,985)
Cash, cash equivalents, and restricted cash at beginning of period	10,024	39,767
Cash, cash equivalents, and restricted cash at end of period	$5,164	$12,782

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$4,664	$12,282
Restricted cash (Shown in prepaid expenses and other current assets)	500	500
Total cash, cash equivalents, and restricted cash	$5,164	$12,782

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$930	$6,171
Accrued long-term water assets included in current liabilities	$1,565	$1,450

[1] Prior year amounts have been reclassified to conform to the current year presentation. Amounts previously presented as “Real estate and equipment expenditures” are now presented separately as “Real estate development expenditures,” “Real estate expenditures – to be held for lease,” and “Property and equipment expenditures.” These reclassifications had no impact on total net cash used in investing activities or the net change in cash and cash equivalents.

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2025	26,916,837	$13,460	$350,242	$(177)	$111,673	$475,198	$15,358	$490,556
Net income (loss)	—	—	—	—	151	151	(1)	150
Other comprehensive loss	—	—	—	(23)	—	(23)	—	(23)
Restricted stock issuance	132,430	66	(66)	—	—	—	—	—
Stock compensation	—	—	(14)	—	—	(14)	—	(14)
Shares withheld for taxes and tax benefit of vested shares	(56,622)	(28)	(777)	—	—	(805)	—	(805)
Balance, March 31, 2026	26,992,645	$13,498	$349,385	$(200)	$111,824	$474,507	$15,357	$489,864

Balance, December 31, 2024	26,822,768	$13,412	$348,497	$87	$111,598	$473,594	$15,362	$488,956
Net loss	—	—	—	—	(1,464)	(1,464)	(2)	(1,466)
Other comprehensive loss	—	—	—	(6)	—	(6)	—	(6)
Restricted stock issuance	76,335	38	(38)	—	—	—	—	—
Stock compensation	—	—	844	—	—	844	—	844
Shares withheld for taxes and tax benefit of vested shares	(31,503)	(16)	(474)	—	—	(490)	—	(490)
Balance, March 31, 2025	26,867,600	$13,434	$348,829	$81	$110,134	$472,478	$15,360	$487,838

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
The periods ended March 31, 2026 and 2025 include the consolidation of CFL’s statements of operations within the resort/residential real estate development segment, statements of changes in equity, and statements of cash flows. The Company’s March 31, 2026 and December 31, 2025 balance sheets are presented on a consolidated basis, including the consolidation of CFL.
The Company has identified six reportable segments: commercial/industrial real estate development, multifamily, resort/residential real estate development, mineral resources, farming, and ranch operations. Information for the Company’s reportable segments is presented in its Consolidated Statements of Operations. The Company’s reportable segments follow the same accounting policies used for the Company’s consolidated financial statements. The Company uses segment profit or loss and equity in earnings of unconsolidated joint ventures as the primary measures of profitability to evaluate operating performance and to allocate capital resources.
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities, water activities, and timing of real estate sales and leasing activities. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year.
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relates to funds held in escrow. The Company had $500,000 of restricted cash as of March 31, 2026 and December 31, 2025.
New Accounting Pronouncements Effective in Future Periods
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

	Three Months Ended March 31,
	2026	2025
Weighted-average number of shares outstanding:
Common stock	26,937,124	26,852,573
Common stock equivalents[1]	77,675	—	1
Diluted shares outstanding	27,014,799	26,852,573
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

($ in thousands)		March 31, 2026		December 31, 2025
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrecognized gains		496	497	921	923
Total Certificates of deposit	Level 1	496	497	921	923
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		7,545	7,524	1,000	999
with unrecognized gains		6,244	6,245	12,731	12,745
Total U.S. Treasury and agency notes	Level 2	13,789	13,769	13,731	13,744
Corporate notes
with unrecognized gains		191	191	190	190
Total Corporate notes	Level 2	191	191	190	190
Municipal notes
with unrecognized losses for less than 12 months		262	262	—	—
with unrecognized gains		—	—	514	513
Total Municipal notes	Level 2	262	262	514	513

		$14,738	$14,719	$15,356	$15,370
The Company uses an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At March 31, 2026, the Company has not recorded any credit losses.

As of March 31, 2026, the fair market value of investment securities was $19,000 below their cost basis of securities. The Company’s gross unrealized holding gains equaled $2,000 and gross unrealized holding losses equaled $21,000. For the three months ended March 31, 2026, the adjustment to accumulated other comprehensive loss reflected a decrease in market value of $32,000, before the impact of a tax benefit of $9,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance. The accrued interest receivables balance totaled $122,000 as of March 31, 2026 and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at March 31, 2026 and December 31, 2025 were caused by relative changes in interest rates since the time of purchase and not changes in credit quality. The contractual cash flows for these securities are guaranteed by U.S. government agencies. As of March 31, 2026 and December 31, 2025, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of March 31, 2026 and December 31, 2025.
Corporate notes
The unrealized gain on corporate notes are a function of changes in investment spreads and interest rate movements and not changes in credit quality. The Company expects to recover the entire amortized cost basis of these securities. As of March 31, 2026 and December 31, 2025, the Company did not intend to sell these securities and it is not more-likely-than-not the Company would be required to sell these securities before recovery of their cost basis. Therefore, these investments did not require an ACL as of March 31, 2026 and December 31, 2025.
The following tables summarize the maturities, at par, of marketable securities as of:

	March 31, 2026
($ in thousands)	2026	2027	Total
Certificates of deposit	$248	$248	$496
U.S. Treasury and agency notes	10,250	3,550	13,800
Corporate notes	191	—	191
Municipal notes	—	260	260
Total	$10,689	$4,058	$14,747

	December 31, 2025
($ in thousands)	2026	2027	Total
Certificates of deposit	$425	$496	$921
U.S. Treasury and agency notes	13,750	—	13,750
Corporate notes	191	—	191
Municipal notes	250	260	510
	$14,616	$756	$15,372
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of March 31, 2026 and December 31, 2025.

4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	March 31, 2026	December 31, 2025
Real estate development
Mountain Village	$161,673	$161,388
Centennial	129,423	128,549
Grapevine	46,603	45,801
Tejon Ranch Commerce Center
- Commercial	21,655	20,829
- Multifamily	—	—
Total Tejon Ranch Commerce Center	21,655	20,829
Real estate development	$359,354	$356,567

Real estate and improvements - held for lease
Tejon Ranch Commerce Center
- Commercial	$20,644	$20,644
- Multifamily	64,199	64,170
Real estate and improvements - held for lease, gross	84,843	84,814
Less accumulated depreciation
- Commercial	(4,760)	(4,677)
- Multifamily	(1,477)	(960)
Real estate and improvements - held for lease, net	$78,606	$79,177
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
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2026 is $1,021 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the Consumer Price Index or 3%.
The water purchased above will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third-party users on an annual basis until this water is fully allocated to Company uses, as just described.
Water revenues and cost of sales were as follows for the three months ended ($ in thousands):

	March 31, 2026	March 31, 2025
Acre-Feet Sold	2,050	1,100

Revenues	$2,096	$1,468
Cost of sales	1,624	1,207
Profit	$472	$261

Costs assigned to water assets held for future use were as follows ($ in thousands):

	March 31, 2026	December 31, 2025
Banked water and water for future delivery	$44,988	$44,681
Transferable water	7,205	266
Total water held for future use at cost	$52,193	$44,947

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	March 31, 2026		December 31, 2025
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water purchase contract *	$11,581	$(7,358)	$11,581	$(7,237)
Nickel water purchase contract *	18,740	(7,978)	18,740	(7,817)
Tulare Lake Basin water purchase contract *	6,479	(4,159)	6,479	(4,100)
	$36,800	$(19,495)	$36,800	$(19,154)
Net cost of purchased water contracts	17,305		17,646
Total cost of water held for future use	52,193		44,947
Net investments in water assets	$69,498		$62,593
*All water purchase contracts were acquired from third parties.

Water contracts with WRMWSD and TCWD are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage are:

(in acre-feet, unaudited)	March 31, 2026	December 31, 2025
Water held for future use
TCWD - Banked water owned by the Company	64,341	65,199
Company water bank	54,728	54,728
Transferable water	6,771	265
Recharged water	6,797	6,797
Total water held for future use	132,637	126,989
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	164,070	158,422
6.     ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities and other current liabilities consisted of the following:

($ in thousands)	March 31, 2026	December 31, 2025
Accrued vacation	$545	$543
Accrued paid personal leave	156	153
Accrued bonus	615	1,060
Property tax payable[1]	1,449	—
Other	543	432
	$3,308	$2,188
[1] California property taxes are accrued throughout the year and are paid every April and December.
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of revolving line of credit balance of $95,442,000 as of March 31, 2026, and $93,942,000 as of December 31, 2025.
On November 17, 2023, the Company entered into a Credit Agreement with AgWest Farm Credit, PCA and certain other lenders. The Revolving Credit Facility provides TRC a RCL in the amount of $160,000,000. The RCL requires interest only payments and has a maturity date of January 1, 2029. As of March 31, 2026, the outstanding balance under the RCL was $95,442,000, and the interest rate was one-month term SOFR plus a margin of 2.25% for an effective rate of 5.95% before patronage. The Company received patronage credit from the participating lenders of 116 basis points in 2026 and 2025.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	March 31, 2026	December 31, 2025
Supplemental executive retirement plan liability (See Note 12)	$5,680	$5,743
Excess joint venture distributions and other (See Note 14)	10,312	9,954
Total	$15,992	$15,697

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

The following is a summary of the Company’s Performance Condition Grants outstanding as of March 31, 2026:

Performance Condition Grants
Target performance	172,417
Maximum performance	257,923
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the three months ended March 31, 2026:

March 31, 2026
Stock grants outstanding beginning of period at target achievement	364,798
New stock grants/additional shares	156,076
Vested grants	(127,105)
Expired/forfeited grants	(74,802)
Stock grants outstanding end of period at target achievement	318,967
The following is a summary of the assumptions used to determine the fair value for the Company’s outstanding market-based Performance Condition Grants as of March 31, 2026:

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

The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of March 31, 2026 were $3,214,000 and 24 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant and is expensed over the performance period if it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum, the Company determines, based on historical and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, the Company determines the number of awards probable of vesting and expenses the grant date fair value of such awards over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company adjusts compensation cost according to the actual outcome of the performance condition.

Under the 2023 Stock Incentive Plan, each non-employee director, during the years presented, received all or a portion of his or her annual compensation in stock.
The following table summarizes stock compensation costs for the Company's 2023 Stock Incentive Plan, 1998 Stock Incentive Plan, and the prior Non-Employee Director Stock Incentive Plan for the following periods:

($ in thousands)	Three Months Ended March 31,
Employee	2026		2025
Expensed	$(49)	1	$459
Capitalized	(196)	1	178
	(245)		637
Director	231		207
Total stock compensation costs	$(14)		$844
[1] Stock compensation costs during the three months ended March 31, 2026 include a reversal of previously recorded amounts due to a change in estimate.
10.     INCOME TAXES
The Company’s provision for income taxes has been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the three months ended March 31, 2026, the Company’s income tax expense was $59,000 compared to income tax benefit of $1,272,000 for the three months ended March 31, 2025. Effective tax rates were 28% and 46% for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had income tax receivables of $1,416,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.

For the three months ended March 31, 2026, the Company’s effective tax rate varied from the statutory tax rates primarily due to permanent differences related to Internal Revenue Code Section 162(m) limitations, state taxes and mineral depletion. Internal Revenue Code Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
11.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company has secured water contracts that are encumbered by the Company's land. These water contracts require minimum annual payments, for which $8,549,000 was paid during the three months ended March 31, 2026. These water contract payments consist of SWP contracts with WRMWSD, TCWD, Tulare Lake Basin, Dudley-Ridge, and the Nickel water contract. The SWP contracts run through 2085, and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. The Company's contractual obligation for future water payments was $1,606,003,000 as of March 31, 2026.
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
As a landowner in each CFD, the Company is obligated to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of March 31, 2026, there were no additional improvement funds remaining from the West CFD bonds. On July 25, 2024, TRPFFA sold bonds that provide approximately $25,000,000 of improvement funds for the reimbursement of public infrastructure costs at TRCC-East. As of March 31, 2026, there are $10,440,000 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal year 2026, the Company expects to pay approximately $3,867,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future, based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on March 31, 2026.
Centennial
As previously disclosed and summarized in our annual report on Form 10-K, the Company considers the CBD/CNPS Action (as defined in prior disclosures) resolved. There have been no material developments during the three months ended March 31, 2026, that would change that conclusion.
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
12.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). In April 2017, the Company froze the Benefit Plan as it relates to future benefit accruals for participants. The Company does not expect to make contributions to the Benefit Plan in 2026.
The Benefit Plan’s current investment policy has an investment strategy in which the primary focus is to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Plan's Funded
Status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will deemphasize the return seeking portion as funded status improves. At both March 31, 2026 and December 31, 2025, the investment mixes were approximately at 99% debt and 1% money market funds. The weighted-average discount rate used in determining the periodic pension cost is 5.35% in 2026 and 5.35% in 2025. The expected long-term rate of return on plan assets is 5.00% for both fiscal 2026 and 2025. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.

Total pension and retirement expense for the Benefit Plan was as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
(Cost)/earnings components:
Interest cost	$(111)	$(111)
Expected return on plan assets	105	105
Net amortization and deferral	(16)	(14)
Total net periodic pension cost	$(22)	$(20)

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
The pension and retirement expense for the SERP was as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cost components:
Interest cost	$(67)	$(73)
Net amortization and other	(15)	(11)
Total net periodic pension cost	$(82)	$(84)

13.    REPORTING SEGMENTS AND RELATED INFORMATION
The Company currently operates six reporting segments: commercial/industrial real estate development, multifamily, resort/residential real estate development, mineral resources, farming, and ranch operations. Beginning in the second quarter of 2025, the Company commenced multifamily leasing operations as buildings within the Terra Vista development were completed and placed into service. The final building was delivered in October 2025. Multifamily is presented as a separate reportable segment due to the significance of its operations and the manner in which management evaluates its performance. Prior years' segment activity related to the Multifamily has been recast, where applicable.
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
Information pertaining to operating results of the Company's reporting segments are as follows for each of the period end:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Revenues
Real estate - commercial/industrial	$2,762	$2,754
Multifamily	696	—
Mineral resources	3,533	2,595
Farming	895	1,556
Ranch operations	1,617	1,304
Segment revenues	9,503	8,209
Segment Operating Results
Real estate - commercial/industrial	2,374	2,257
Multifamily	(328)	(192)
Real estate - resort/residential	(356)	(386)
Mineral resources	1,045	510
Farming	(1,094)	(992)
Ranch operations	404	31
Segment operating results [1]	2,045	1,228
Reconciling items:
Investment income	142	346
Other loss, net	(92)	(76)
Corporate expenses	(1,886)	(4,236)
Income (loss) before income taxes	$209	$(2,738)

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
The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Commercial/industrial revenues	$2,762	$2,754
Equity in earnings of unconsolidated joint ventures	1,290	1,158
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	4,052	3,912
Operating expenses	644	558
Selling, general and administrative expenses	931	990
Depreciation and amortization	103	107
Commercial/industrial expenses	1,678	1,655
Operating results from commercial/industrial and unconsolidated joint ventures	$2,374	$2,257
Multifamily
The multifamily segment generates rents from the tenants living in the Terra Vista community. Construction of the Terra Vista development occurred in phases during 2024 and 2025, and leasing operations commenced as individual buildings were completed and placed into service. The final building was delivered in October 2025. The property is currently in the initial lease-up phase. Operating losses for the three months ended March 31, 2026 and 2025 primarily reflect start-up costs and depreciation and amortization associated with the newly completed development.
The following table summarizes revenues, expenses and operating loss from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Multifamily revenues	$696	$—
Operating expenses	332	64
Selling, general and administrative expenses	175	128
Depreciation and amortization	517	—
Multifamily expenses	$1,024	$192
Operating loss from multifamily	$(328)	$(192)
Real Estate - Resort/Residential Development
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue.
The following table summarizes revenues, expenses and operating loss from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Resort/residential
Operating expenses	171	157
Selling, general and administrative expenses	178	218
Depreciation and amortization	7	11
Total resort/residential expenses	$356	$386
Operating loss from resort/residential	$(356)	$(386)
Mineral Resources

The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Mineral resources revenues	$3,533	$2,595
Cost of sales of water	1,624	1,207
Operating expenses	304	293
Selling, general and administrative expenses	216	241
Depreciation and amortization	344	344
Mineral resources expenses	2,488	2,085
Operating results from mineral resources	$1,045	$510
Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Farming revenues	$895	$1,556
Cost of sales	619	1,300
Fixed water obligations	1,006	844
Selling, general and administrative expenses	35	36
Depreciation and amortization	329	368
Farming expenses	1,989	2,548
Operating results from farming	$(1,094)	$(992)

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses, such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Ranch operations revenues	$1,617	$1,304
Operating expenses	972	1,006
Selling, general and administrative expenses	153	172
Depreciation and amortization	88	95
Ranch operations expenses	1,213	1,273
Operating results from ranch operations	$404	$31
Information pertaining to identifiable assets of the Company’s reporting segments is as follows for the periods ended:

Identifiable Assets ($ in thousands)	March 31, 2026	December 31, 2025
Real estate - commercial/industrial	$65,319	$64,681
Multifamily	63,622	63,695
Real estate - resort/residential	343,399	341,433
Mineral resources	68,777	62,236
Farming	58,941	58,545
Ranch operations	2,322	2,172
Corporate	31,779	37,707
Total	$634,159	$630,469
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
Information pertaining to depreciation and amortization of the Company’s reporting segments is as follows for the periods ended:

Depreciation and Amortization	Three Months Ended March 31,
($ in thousands)	2026	2025
Real estate - commercial/industrial	$103	$107
Multifamily	517	—
Real estate - resort/residential	7	11
Mineral resources	344	344
Farming	329	368
Ranch operations	88	95
Corporate	85	90
Total	$1,473	$1,015
Information pertaining to capital expenditures of the Company’s reporting segments is as follows for the periods ended:

Capital Expenditures	Three Months Ended March 31,
($ in thousands)	2026	2025
Real estate - commercial/industrial	$182	$1,957
Multifamily	22	11,586
Real estate - resort/residential	1,897	1,664
Mineral resources	—	55
Farming	1,740	2,030
Ranch operations	132	44
Corporate	—	208
Total	$3,973	$17,544

14.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting, unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of March 31, 2026 was $30,080,000. The equity in the income of unconsolidated joint ventures was $1,290,000 for the three months ended March 31, 2026. The unconsolidated joint ventures have not been consolidated as of March 31, 2026, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings, LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments, as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components, such as fuel inventory and pricing at the facility. The Company's investment in this joint venture was $20,300,000 as of March 31, 2026.
•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks across the United States. The Company partnered with Majestic to form five active 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of each joint venture. All outstanding debt attributed to our joint ventures with Majestic have met their respective debt covenants, and hence were not subject to an effective guarantee at March 31, 2026. For those investments in a deficit position, in accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
•On March 29, 2022, TRC-MRC 5, LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2023, and the joint venture has leased 100% of the rentable space. The joint venture refinanced the construction loan in February 2024 with a promissory note. The note matures on February 3, 2035, and had an outstanding balance of $51,830,000 as of March 31, 2026. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $1,968,000.
•On March 25, 2021, TRC-MRC 4, LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2022, and the joint venture has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $59,716,000 as of March 31, 2026. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $7,028,000.
•In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $31,534,000 as of March 31, 2026. The Company's investment in this joint venture was $191,000 as of March 31, 2026.
•In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, and was largely financed through a promissory note. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 3, 2028 and had an outstanding principal balance of $20,306,000 as of March 31, 2026. The building was 100% leased as of March 31, 2026. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $163,000.

•In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction in 2017. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $20,581,000 was outstanding as of March 31, 2026. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance in its investment of $1,152,000.
•TRC-DP 1, LLC - This joint venture was formed on October 4, 2024 with Dedeaux Properties to develop, manage, and operate a 510,385 square foot industrial building at TRCC-East on land to be contributed by the Company. The Company's investment in this joint venture was $624,000 as of March 31, 2026. See further details in Note 16 Subsequent Event.
•TRCC/Rock Outlet Center LLC – This joint venture was formed in 2013 with Rockefeller Group Development Corporation, or Rockefeller to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. At March 31, 2026, the Company’s equity investment balance in this joint venture was $8,965,000. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. The Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On January 22, 2026, the TRCC/Rock Outlet Center LLC joint venture extended the maturity date of its term note with a financial institution from December 31, 2025 to December 30, 2028. As of March 31, 2026, the outstanding balance of the term note was $19,964,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – CFL is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of March 31, 2026, the Company owned 93.90% of CFL.
The Company’s investment balance in each of its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The variance represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of those assets.

The condensed statements of operations for the three months ended March 31, 2026 and 2025 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of March 31, 2026 and December 31, 2025 are as follows:

	Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$32,567	$31,472	$694	$888	$416	$533
TRCC/Rock Outlet Center LLC[1]	1,955	1,650	(362)	(729)	(181)	(365)
TRC-MRC 1, LLC	1,287	1,283	480	438	240	219
TRC-MRC 2, LLC	1,817	1,820	1,056	1,077	528	538
TRC-MRC 3, LLC	1,119	1,121	253	247	126	123
TRC-MRC 4, LLC	1,922	1,936	201	209	101	105
TRC-MRC 5, LLC	1,640	1,698	120	9	60	5
Total	$42,307	$40,980	$2,442	$2,139	$1,290	$1,158

Centennial Founders, LLC	$—	$—	$(22)	$(36)	Consolidated

[1] Revenues for TRCC/Rock Outlet Center LLC are presented net of non-cash tenant allowance amortization of $0.1 million and $0.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

	March 31, 2026				December 31, 2025
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity (Deficit)	Equity	Assets	Debt	Equity (Deficit)	Equity
Petro Travel Plaza Holdings, LLC	$71,558	$(10,840)	$54,224	$20,300	$70,763	$(11,030)	$53,530	$19,884
TRCC/Rock Outlet Center LLC	54,551	(19,964)	33,563	8,965	54,881	(20,039)	33,940	9,146
TRC-MRC 1, LLC	23,368	(20,581)	2,042	—	23,510	(20,763)	2,112	—
TRC-MRC 2, LLC	20,283	(20,306)	(513)	—	21,759	(20,496)	380	234
TRC-MRC 3, LLC	33,605	(31,534)	1,767	191	33,503	(31,777)	1,450	98
TRC-MRC 4, LLC	46,884	(59,716)	(13,417)	—	47,004	(59,960)	(13,709)	—
TRC-MRC 5, LLC	48,448	(51,830)	(2,292)	—	48,510	(52,027)	(2,488)	—
TRC-DP1, LLC	—	—	—	624	—	—	—	624
Total	$298,697	$(214,771)	$75,374	$30,080	$299,930	$(216,092)	$75,215	$29,986

Centennial Founders, LLC	$109,912	$—	$109,685	***	$109,287	$—	$108,906	***

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
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2085. Under the contracts, the Company is entitled to annual water for 5,487 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's former Executive Vice President and Chief Operating Officer, Allen Lyda, is one of nine directors at WRMWSD. Mr. Lyda retired from the Company on March 1, 2025. During the three months ended March 31, 2025, the Company paid $2,521,000 for these water contracts and related costs.
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

16.    SUBSEQUENT EVENT
TRC-DP 1, LLC (the "DP1 Joint Venture) was formed on October 4, 2024 with Dedeaux Properties to develop, manage, and operate a 510,385 square foot industrial building at TRCC-East. On April 28, 2026, the Company contributed approximately 24.27 acres of land to the DP1 Joint Venture at a fair value of $9,632,423. The project is expected to be available for occupancy in the first quarter of 2027.
The Company holds a 50% voting interest in the DP1 Joint Venture and participates in its governance through an executive committee with equal representation from each member. Substantially all significant operating and financial decisions require the approval of both members. Dedeaux Properties serves as the administrative member and is responsible for the day-to-day management and operations of the DP1 Joint Venture.
The Company is entitled to 60% of the DP1 Joint Venture’s profits and losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio, olives and grape industries, the future plantings of permanent crops, future yields, prices and water availability for the Company's crops and real estate operations, future prices, production and demand for oil and other minerals, future development of the Company's property, future revenue and income of its jointly-owned travel plaza and other joint venture operations, the adequacy of future cash flows to fund our operations, future revenue and income residential leasing, the adequacy of current assets and contracts to meet our water and other commitments, market value risks associated with investment and risk management activities and with respect to inventory and accounts receivable, our outstanding indebtedness, ongoing negotiations and other future events and conditions. In some cases, these statements are identifiable through use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process” “designed to,” “well positioned,” or “envisioned to.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance, are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market, geopolitical and economic forces, availability of financing for land development activities, and competition and success in obtaining various governmental approvals and entitlements for land development activities, and the timing and outcome of regulatory or litigation processes. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for several reasons, including those described above and in Part I, Item 1A“Risk Factors” of our most recent Annual Report on Form 10-K.
OVERVIEW
We are a California-based company whose 270,000-acre landholding supports a diversified portfolio of real estate and land-based businesses, anchored by the Tejon Ranch Commerce Center (“TRCC”), a 20 million-square-foot commercial and industrial development strategically located along Interstate 5 at the gateway between the Los Angeles Basin and California’s Central Valley. TRCC is the primary driver of our revenue and earnings. TRC’s portfolio within TRCC comprises approximately 3.4 million square feet of gross leasable area, which is substantially fully leased to nationally recognized tenants, including IKEA, L’Oréal, and Dollar General. In addition, the broader TRCC development, totaling over 8 million square feet, includes major third-party industrial users such as Caterpillar and Nestlé, further reinforcing the scale, quality, and strategic importance of the park.
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

Centennial at Tejon Ranch, or Centennial, had entitlements approved in 2019 by the Los Angeles County Board of Supervisors. These approvals were litigated in two lawsuits filed in Los Angeles County Superior Court. As previously disclosed and summarized in our annual report on Form 10-K, this litigation resulted in LA County rescinding and setting aside the Centennial approvals in compliance with the court’s final judgment, and the Company considers that litigation resolved. There have been no material developments during the three months ended March 31, 2026, that would change that conclusion. Now that this litigation is resolved, the Company is in the process of working with LA County to advance the Centennial project and is seeking re-entitlement of the Centennial project (“re-entitlement”). We expect that re-entitlement will involve processing project and use entitlements that are substantively similar to the Centennial approvals that were approved by the LA County Board of Supervisors in 2019.
All of these efforts are supported by diverse revenue streams generated from other operations, including: farming, mineral resources, ranch operations, and our various joint ventures.
Our Business
We currently operate in six reporting segments: commercial/industrial real estate development; multifamily; resort/residential real estate development; mineral resources; farming; and ranch operations.
Commercial/Industrial Real Estate
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
At the heart of the commercial/industrial real estate development segment is TRCC, a 20 million square foot mixed-use development on Interstate 5 just north of the Los Angeles basin. With the completion of Terra Vista at Tejon construction, TRCC is now evolving into a vibrant residential and employment hub, enhancing the interconnectivity of our mixed-use master planned community strategy. Over eight million square feet of industrial, commercial and retail space has already been developed or is under development, including distribution centers for IKEA, Caterpillar, Nestlé, Famous Footwear, L'Oreal, Camping World, Sunrise Brands, Dollar General and RectorSeal. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the West Coast’s principal north-south goods movement corridor.
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
•Five joint ventures with Majestic Realty Co., or Majestic, to develop, manage, and operate five industrial buildings comprised of 2.8 million square feet of industrial space all within TRCC and all fully leased.
•On October 4, 2024, we entered into a joint venture with Dedeaux Properties to develop, manage, and operate an industrial building of 510,385 square feet of space.

Multifamily
In 2021, the Kern County Board of Supervisors approved a Conditional Use Permit authorizing the development of Terra Vista at Tejon, a multifamily apartment community within TRCC consisting of up to 495 units across thirteen buildings, approximately 6,500 square feet of amenity space, and 8,000 square feet of community-serving retail on a 22-acre site immediately north of the Outlets at Tejon. The first phase, completed in 2025, includes 228 units and represents the first newly constructed, professionally managed multifamily community within TRCC, introducing a limited product type to the South Bakersfield submarket.
Leasing commenced in May 2025, and the project was approximately 71% leased as of March 31, 2026, reflecting continued absorption toward stabilization. Terra Vista at Tejon represents the initial residential component of TRCC and is intended to support housing demand from employees working in nearby distribution, retail, hospitality, and service uses, including employees who work at the Hard Rock Casino Tejon. The Company continues to position its multifamily platform to benefit from regional employment growth, while monitoring key operating metrics such as occupancy, leasing activity, renewal rates, concessions, and rental rates, which may fluctuate based on market conditions, competitive supply, and broader economic factors.
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
•The Centennial development is a master planned community development encompassing 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes and 10.1 million square feet of commercial development, including nearly 3,500 affordable units. See Note 11 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for additional information related to current progress on re-entitlement;
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
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, for a more detailed description of our active developments within the resort/residential real estate development segment.
Our mineral resources segment generates recurring royalty income from third-party extraction activities with minimal capital deployment by the Company, such as our lease with National Cement Company of California Inc. These activities leverage the underlying value of our land and represent a natural extension of our land-based business model.
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

Summary of First Quarter and YTD 2026 Performance
For the three months ended March 31, 2026, we had a net income attributable to common stockholders of $151,000 compared to a net loss attributable to common stockholders of $1,464,000 for the three months ended March 31, 2025. On the revenue side, the primary driver of this $1,615,000 increase in net income was higher mineral resources revenues of $938,000 attributed to higher water sales revenue. On the expense side, corporate expenses were $2,350,000 lower than prior period, due to lower compensation expense and the non-recurring nature of shareholders' activism expense incurred in 2025. The above mentioned factors were partially offset by a $1,331,000 increase in income tax expense, primarily due to a change from a $1.3 million income tax benefit in the prior period to a $59,000 income tax expense in the current quarter.
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
During the three months ended March 31, 2026, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for a discussion regarding newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately, to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation, as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended March 31,			Change
($ in thousands)	2026	2025		$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,148	$1,125		$23	2%
TRCC Leasing	570	548	1	22	4%
TRCC management fees and reimbursements	226	244		(18)	(7)%
Commercial leases	129	162		(33)	(20)%
Communication leases	344	310		34	11%
Landscaping and other services	345	365	1	(20)	(5)%
Total commercial/industrial revenues	$2,762	$2,754		$8	—%
Cost of sales of land	—	—		—	—%
Operating expenses	644	558		86	15%
Selling, general and administrative expenses	931	990		(59)	(6)%
Depreciation and amortization	103	107		(4)	(4)%
Total commercial/industrial expenses	$1,678	$1,655		$23	1%
Operating income from commercial/industrial	$1,084	$1,099		$(15)	(1)%
[1] Prior period's segment activity related to the TRCC Leasing and Landscaping and other services has been recast to conform to the current period presentation.

•Commercial/industrial real estate development segment revenues were $2,762,000 for the three months ended March 31, 2026, an increase of $8,000, or 0.3%, from $2,754,000 for the three months ended March 31, 2025.
•Commercial/industrial real estate development segment expenses were $1,678,000 for the three months ended March 31, 2026, an increase of $23,000, or 1.4%, from $1,655,000 for the three months ended March 31, 2025. Selling, general and administrative expenses decreased by $59,000, or 6%, for the three months ended March 31, 2026 compared to the prior year period. The decrease was primarily attributable to the reversal of previously recognized stock-based compensation expense during the quarter, partially offset by normal fluctuations in administrative costs. The reversal of stock-based compensation is not indicative of ongoing operating expense levels. Operating expenses increased by $86,000, or 15%, for the three months ended March 31, 2026 compared to the prior year period, primarily due to higher landscaping services costs of $47,000 and increased maintenance fees of $42,000.
The logistics operators currently located at TRCC have demonstrated the site’s ability to serve customers throughout California and the broader western United States, and their presence continues to be highlighted in our marketing efforts. We intend to continue emphasizing in our marketing strategy TRCC’s strategic labor and logistics advantages, Kern County’s business-friendly incentive framework, and the operating success of existing tenants and property owners within the development. Our location aligns with a logistics model increasingly used by many companies, which favors large, centralized distribution facilities strategically located to optimize the balance of inbound and outbound efficiencies, rather than numerous smaller, decentralized distribution centers. The presence and performance of major logistics operators at TRCC support this model. In addition, TRCC’s location provides access to nearly 90% of California consumers within a single-day truck turn and to markets of more than 40 million people for next-day delivery service, which we believe supports e-commerce fulfillment operations.
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

We believe the FTZ and AKIP, and our ability to offer fully entitled, shovel-ready land parcels capable of supporting buildings of any size, including buildings of one million square feet or more, provides us with a meaningful marketing advantage. Our marketing efforts are directed primarily toward the Inland Empire region of Southern California, the Santa Clarita Valley of northern Los Angeles County, the northern San Fernando Valley, where the availability of new industrial product is limited and real estate costs remain relatively high, and the San Joaquin Valley of California. We continue to analyze market conditions and evaluate opportunities to expand our portfolio of industrial buildings for lease, either independently or through partnerships, as we have done with buildings developed through our joint ventures.
A potential disadvantage to our development strategy is TRCC’s greater distance from the Ports of Los Angeles and Long Beach as compared to warehouse and distribution facilities in the Inland Empire, a major industrial market east of Los Angeles that continues to expand farther east into areas including Perris, Moreno Valley and Beaumont. However, as Inland Empire development continues to move eastward, the relative disadvantage of TRCC’s distance from the ports may lessen. At the same time, TRCC’s location continues to offer access to major transportation corridors and broad regional consumer markets.
During the quarter ended March 31, 2026, vacancy rates in the Inland Empire increased by 50 basis points to 8.1% while net absorption remained negative at approximately 2.8 million square feet. Average monthly asking rents continued to decline, reaching approximately $1.00 per square foot.
The San Fernando Valley and Ventura County industrial markets continued to experience tight conditions, supported by positive demand. In the San Fernando Valley, vacancy increased 30 basis points to 3.9%, while Ventura County vacancy increased by 10 basis points to 3.6%. Average asking rents in the San Fernando Valley decreased modestly by $0.01 to $1.41 per square foot, while Ventura County rents increased to approximately $1.27 per square foot.
See below for the vacancy rates and average asking rent of Inland Empire, North Los Angeles County (San Fernando Valley and Ventura County), Greater Los Angeles, and Southern Central Valley.

	Vacancy Rates			Average Monthly Asking Rent
	March 31, 2026	December 31, 2025	March 31, 2025	March 31, 2026	December 31, 2025	March 31, 2025

Inland Empire	8.1%	7.6%	6.3%	$1.00	$1.04	$1.10
San Fernando Valley and Ventura County (North LA County)	3.8%	3.6%	2.2%	$1.41	$1.42	$1.44
Greater Los Angeles	5.9%	5.7%	4.9%	$1.20	$1.21	$1.30
Southern Central Valley	7.1%	7.6%	7.3%	$0.69	$0.74	$0.75
TRCC [1]	0%	0%	0%	$0.75+	$0.75+	$0.75+
[1] Average monthly asking rent represents lease rate for recent renewals
Industrial users seeking larger spaces are going further north into neighboring Kern County, and particularly TRCC, which has attracted increased attention as market conditions continue to tighten. Additionally, TRCC is in a position to capture tenant awareness due to our ability to provide a competitive alternative for users in the Inland Empire and the Santa Clarita Valley, however, there can be no assurance that these advantages will offset market vacancy increases, rent softening, regulatory constraints, tenant consolidation trends or competitive development activity.
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
We expect our commercial/industrial real estate development segment to continue to experience costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, planning costs, and staffing costs, as we continue to pursue development opportunities. From a macroeconomic perspective, capital market conditions remain relatively restrictive, and higher interest rates and more limited construction financing availability may contribute to a near-term slowdown in new commercial real estate development activity.
The actual timing and completion of development is difficult to predict, due to the uncertainties of the market. Infrastructure development and marketing activities and costs could continue to increase over several years, as we develop our landholdings. We will also continue to evaluate land resources to determine the highest and best uses for our landholdings. Future land sales are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial and industrial properties.

Multifamily:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Multifamily revenues	$696	$—	$696	100%
Operating expenses	332	64	268	419%
Selling, general and administrative expenses	175	128	47	37%
Depreciation and amortization	517	—	517	100%
Multifamily expenses	$1,024	$192	$832	433%
Operating loss from multifamily	$(328)	$(192)	$(136)	71%
•Multifamily revenues of $696,000 for the three months ended March 31, 2026, compared to no revenues in the prior-year period, as the property was not yet placed in service in 2025. The increase reflects the commencement of leasing activity and initial occupancy at the Company’s multifamily development.
•Multifamily segment expenses were $1,024,000 for the three months ended March 31, 2026, representing an increase of $832,000, compared to $192,000 for the three months ended March 31, 2025. The increase was primarily attributable to (i) depreciation and amortization expense of $0.5 million following the asset being placed in service, and (ii) higher property-level operating and administrative costs associated with ongoing leasing and operations.
•The Company expects multifamily revenues to continue to increase as leasing activity progresses and occupancy levels improve.
Real Estate – Resort/Residential:
We are in the preliminary stages of property development; hence, no revenues or profits are attributed to this segment.
Resort/residential real estate development segment expenses were $356,000 for the three months ended March 31, 2026, a decrease of $30,000 from $386,000 for the three months ended March 31, 2025 with no significant fluctuations across expense categories.
Our long-term business strategy to develop the master-planned communities of MV, Centennial, and Grapevine remains unchanged. We believe the fundamental drivers of housing demand in California, including a large and growing population base, persistent supply constraints, and affordability-driven migration to the suburban and exurban regions of Los Angeles and Kern Counties, continue to support long-term demand for residential development in our markets.

While near-term market conditions, including elevated interest rates and affordability pressures, may impact the pace of housing activity, California’s well-documented housing shortage reinforces the need for thoughtfully planned communities. We believe our developments are well-positioned to help address this structural imbalance. Accordingly, the majority of expenditures and capital investments within our resort/residential real estate segment are expected to remain focused on these three communities.
As we move forward with our master planned communities, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, and/or our issuance of additional common stock.

Mineral Resources:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Mineral resources revenues
Water sales	2,096	1,468	628	43%
Oil and gas	$147	$196	$(49)	(25)%
Cement	560	444	116	26%
Rock aggregate	414	273	141	52%
Reimbursables and other	316	214	102	48%
Total mineral resources revenues	$3,533	$2,595	$938	36%
Cost of sales of water	1,624	1,207	417	35%
Operating expenses	304	293	11	4%
Selling, general and administrative expenses	216	241	(25)	(10)%
Depreciation and amortization	344	344	—	—%
Total mineral resources expenses	$2,488	$2,085	$403	19%
Operating income from mineral resources	$1,045	$510	$535	105%
•Mineral resources segment revenues were $3,533,000 for the three months ended March 31, 2026, representing an increase of $938,000, compared to $2,595,000 for the three months ended March 31, 2025. The increase was primarily driven by higher water sales, which increased by $628,000, or 43%, reflecting increased demand and sales activity. Rock aggregate revenues increased $141,000, or 52%, quarter-over-quarter, primarily due to a 50.6% increase in sales volumes, indicating strong underlying demand. Cement revenues increased $116,000, or 26%, supported by a 30.6% increase in volumes, partially offset by slightly lower average realized prices per ton.

These increases were partially offset by a decrease in oil and gas revenues of $49,000, or 25%, primarily due to lower production volumes and pricing.
•Mineral resources segment expenses were $2,488,000 for the three months ended March 31, 2026, an increase of $403,000, or 19%, from $2,085,000 for the three months ended March 31, 2025. The increase was primarily due to higher costs of water sales of $417,000, or 35%, consistent with the increase in related revenues.
As groundwater regulation in California continues to evolve, particularly under the Sustainable Groundwater Management Act (“SGMA”), we believe our water assets will become increasingly strategic and valuable. These assets include our water banking operations, groundwater recharge capabilities, and access to long-term water supply contracts, including SWP entitlements acquired in prior periods. We expect these resources to play a critical role in supporting our current and future development activities and to provide potential opportunities for incremental revenue through water sales to third parties.
SWP water contracts require annual payments for both fixed and variable costs associated with the SWP and the applicable water districts, regardless of water delivery. In addition to surface water supplies, the Company holds adjudicated groundwater rights, including an annual allocation of 1,634 acre-feet in the Antelope Valley Basin. The Company also has access to groundwater underlying portions of its landholdings, which it believes are sufficient to support planned commercial development along the Interstate 5 corridor, as well as ongoing agricultural operations.

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
Prices for oil and natural gas are subject to volatility due to changes in supply and demand, market uncertainty and factors beyond the Company's control, including domestic and global inventory levels, geopolitical developments, and evolving regulatory conditions in California and international disputes. Oil and gas production in California has generally declined in recent years, in part due to increased regulatory constraints.

Farming:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Farming revenues
Almonds	$805	$1,472	$(667)	(45)%
Pistachios	—	(10)	10	(100)%
Other	90	94	(4)	(4)%
Total farming revenues	$895	$1,556	$(661)	(42)%
Cost of sales	619	1,300	(681)	(52)%
Fixed water obligations	1,006	844	162	19%
Selling, general and administrative expenses	35	36	(1)	(3)%
Depreciation and amortization	329	368	(39)	(11)%
Total farming expenses	$1,989	$2,548	$(559)	(22)%
Operating loss from farming	$(1,094)	$(992)	$(102)	10%
•Farming segment revenues totaled $895,000 for the three months ended March 31, 2026, a decrease of $661,000, or 42%, compared to $1,556,000 for the same period in 2025. The decrease was primarily attributable to lower almond carryover crop sales volume when compared with prior period. During the first three months of 2026 and 2025, the Company sold approximately 264,000 pounds and 572,000 pounds of almond carryover crop, respectively.
•Farming segment expenses were $1,989,000 for the three months ended March 31, 2026, a decrease of $559,000, or 22%, from $2,548,000 during the same period in 2025. This decrease was primarily attributable to a $681,000 reduction in cost of sales related to almond crops, consistent with the decline in almond sales revenue. This decrease was partially offset by a $162,000 increase in fixed water obligation expense.
Almond, pistachio, and wine grape sales are subject to significant seasonality, with the majority of revenues typically generated during the third and fourth quarters of the year. Almonds and pistachios are generally sold at prevailing market prices, while wine grapes are sold under contracted pricing arrangements with wineries.
In 2026, the Company plans to expand its crop portfolio within the farming segment through the planting of a second block of olive orchard. This initiative is expected to further diversify the Company’s commodity mix and better position it to respond to changing market conditions
Weather conditions can significantly affect the number of chill hours and chill portions accumulated during dormancy, both of which are critical to tree and vine development. Entering the 2026 crop year, California’s agricultural regions benefited from a more traditional winter cooling cycle compared to the previous year, providing the pistachio and almond crops with the robust chill accumulation necessary to break dormancy effectively. In February 2026, significant rainfall occurred during the almond bloom. At this point, it is too early to determine the impact this weather phenomena will have on our crop yields.
The Company continues to monitor and assess the impact of broader macroeconomic and geopolitical conditions on its production costs. Labor costs, both internal and through labor contractors, continue to increase and the Company expects this trend to continue over the near future. The Company utilizes external labor contractors, as necessary, for large projects, such as pruning and harvesting, as a way to manage our labor needs. The ongoing conflict in the Middle East has contributed to significant volatility in global fertilizer markets. The Company expects fertilizer costs, along with other key production inputs such as chemicals, fuel, and labor, to remain elevated in the near term. While the Company actively works to manage its input cost exposure through operational planning and procurement strategies, there can be no assurance that these measures will be sufficient to fully offset the impact of continued price increases, which could adversely affect the Company's operating results and financial condition.
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

Ranch Operations:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Ranch operations revenues
Game management and other [1]	$948	$731	$217	30%
Grazing	669	573	96	17%
Total ranch operations revenues	$1,617	$1,304	$313	24%
Operating expenses	972	1,006	(34)	(3)%
Selling, general and administrative expenses	153	172	(19)	(11)%
Depreciation and amortization	88	95	(7)	(7)%
Total ranch operations expenses	$1,213	$1,273	$(60)	(5)%
Operating income from ranch operations	$404	$31	$373	1,203%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
•Ranch operations revenues totaled $1,617,000 for the three months ended March 31, 2026, representing an increase of $313,000, or 24%, compared to $1,304,000 for the same period in 2025. The increase was primarily driven by a $217,000 increase in game management revenues, largely attributable to higher guided hunt revenue and an increase in membership revenue.
•Ranch operations expenses were $1,213,000 for the three months ended March 31, 2026, a decrease of $60,000, or 5%, from $1,273,000 for the same period in 2025. The decrease was primarily attributable to lower operating expenses of $34,000 and lower selling, general and administrative expenses of $19,000 mostly related to lower overhead costs across various categories.
Corporate and Other:
Corporate general and administrative costs were $1,886,000 for the three months ended March 31, 2026, a decrease of $2,350,000, from $4,236,000 for the same period in 2025. The decrease in compensation expense of $1,444,000 was primarily driven by certain discrete items, including a $406,000 reduction in stock-based compensation resulting from the reversal of performance share awards that did not meet target performance conditions, the absence of a $300,000 bonus paid to the outgoing Chief Executive Officer in the prior-year period, and the reversal of approximately $300,000 of previously accrued bonuses due to lower-than-expected payouts. Excluding these items, underlying compensation expense decreased primarily due to a $280,000 reduction in salaries, reflecting cost savings from a streamlined workforce.
Additionally, the decrease was driven by a decrease of $1,107,000 in shareholder's expense associated with a contested board election and proxy defense efforts for the three months ended March 31, 2025. The main components of the corporate expenses included operating and professional service expenses of $1,292,000, general and administrative expenses of $564,000, and depreciation and amortization of $30,000.
Total other income was $50,000 for the three months ended March 31, 2026, a decrease of $220,000 from $270,000 for the same period in 2025, primarily due to lower investment income as a result of lower average invested balance.

Joint Ventures:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$416	$533	$(117)	(22)%
TRCC/Rock Outlet Center LLC	(181)	(365)	184	50%
TRC-MRC 1, LLC	240	219	21	10%
TRC-MRC 2, LLC	528	538	(10)	(2)%
TRC-MRC 3, LLC	126	123	3	2%
TRC-MRC 4, LLC	101	105	(4)	(4)%
TRC-MRC 5, LLC	60	5	55	1,100%
Total equity in earnings	$1,290	$1,158	$132	11%
•Equity in earnings was $1,290,000 for the three months ended March 31, 2026, an increase of $132,000, from $1,158,000 during the same period in 2025. The increase was primarily attributable to improved results at TRCC/Rock Outlet Center LLC joint venture of $184,000, due to a one-time tenant turnover writedown in March 2025. The increase was partially offset by a decrease in equity in earnings recorded for the TA/Petro joint venture of approximately $117,000 driven by a 26.7% decline in year-to-date fuel gross margin compared to the same period in 2025.
Please refer to "Non-GAAP Financial Measures" for further financial discussion of the results of our joint ventures.
General Outlook
Our operations are seasonal in nature, and accordingly, results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Historically, a substantial portion of our farming revenues has been generated during the third and fourth quarters of the fiscal year due to the timing of harvests and crop sales. In contrast, non-contracted water sales typically occur in the first quarter of the fiscal year and may vary significantly depending on hydrological conditions. In periods of drought, demand for water may increase, resulting in higher water sales, whereas wetter conditions may reduce demand.
In addition, our real estate development, sales, and leasing activities are inherently variable and depend on market conditions, the timing of transactions, and the availability of suitable opportunities. As a result, revenues and operating results related to these activities may fluctuate significantly from period to period, making comparisons between interim periods less meaningful.
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. For further discussion, please refer to Note 11 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.
Income Taxes
For the three months ended March 31, 2026, we had an income tax expense of $59,000 compared to $1,272,000 for the three months ended March 31, 2025. The effective tax rates were 28% and 46% for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had income taxes receivable of $1,416,000. We classify interest and penalties incurred on tax payments as income tax expenses. Our effective tax rates differ from statutory rates primarily because of permanent differences related to Internal Revenue Code Section 162(m), state taxes and mineral depletion. The Internal Revenue Code Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts and Jobs Act.

Liquidity and Capital Resources
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
Our cash, cash equivalents and marketable securities totaled approximately $19,383,000 as of March 31, 2026, a decrease of $5,511,000 from $24,894,000 as of December 31, 2025.
The following table shows our cash flow activities for the three months ended March 31,

(in thousands)	2026	2025
Operating activities	$3,310	$(1,345)
Investing activities	$(8,865)	$(32,650)
Financing activities	$695	$7,010

Operating Activities
During the first three months of 2026, our operations provided $3,310,000, largely attributable to improved segment results and higher distribution of earnings from unconsolidated joint ventures.
During the first three months of 2025, our operations used $1,345,000, largely attributable to cash used to settle our current liabilities balance including liability classified stock compensation awards of $1,831,000.
Investing Activities
During the first three months of 2026, investing activities used $8,865,000. The decrease in cash used for investing activities is primarily related to the completed construction of Terra Vista at Tejon project.
We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $3,973,000 in the first three months of 2026. These expenditures include $182,000 on infrastructure improvements at TRCC-East, $307,000 and $512,000 on permitting efforts for MV and Grapevine, respectively, and $1,078,000 on re-entitlement costs for Centennial.
Discretionary project expenditures increased by approximately $160,000, or 17%, compared to the prior-year period, reflecting targeted spending on priority initiatives. Of the $1,078,000 incurred for Centennial, approximately $787,000 related to direct re-entitlement process. Excluding Centennial-related expenditures, discretionary project expenditures decreased by approximately $197,000, or 39.5%, compared to the prior-year period, consistent with our ongoing focus on liquidity management and cost discipline.
We continue to actively manage capital deployment across projects, prioritizing required entitlement preservation and legal obligations while reducing discretionary development expenditures. We expect permitting-related expenditures for MV to remain at reduced levels unless development activity accelerates.

Within our farming segment, we incurred cash outlays of $1,740,000, including $704,000 related to olive production, as well as cultural costs for crops currently classified as under development and replacement of machinery and equipment. Additionally, we used $5,681,000 to acquire water assets. We had marketable securities of $4,175,000 that matured, and we reinvested $3,546,000.
During the first three months of 2025, investing activities used $32,650,000. We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $17,544,000 for real estate development. At TRCC, we spent $11,586,000 of construction cost on Terra Vista at Tejon and $1,957,000 on infrastructure improvements at TRCC-East. We also spent $543,000 and $346,000 on permitting efforts for MV and Grapevine, respectively, and $775,000 on re-entitlement costs for Centennial. Within our farming segment, we spent $2,030,000, which included cultural costs for orchards currently classified as under development and replacement of machinery and equipment. Additionally, we used $9,018,000 to acquire water assets. We had marketable securities of $15,280,000 that matured, and we reinvested $21,410,000. Lastly, we received proceeds of $142,000 from joint venture distributions.
As we move forward, we anticipate we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments, including the investments summarized below.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2026 is primarily related to our real estate projects. These estimated investments include $12,362,000 of infrastructure development at TRCC-East to support the continued commercial retail and industrial development, water treatment system improvements, and expansion of the wastewater treatment plant for future anticipated absorption, a substantial portion of which is expected to be reimbursed through the CFD bond proceeds. We also expect to invest up to $10,626,000 for land planning, re-entitlement, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2026.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2026 and 2025, was $504,000 and $594,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects, which aggregated $394,000 and $700,000 for the three months ended March 31, 2026 and 2025, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first three months of 2026, financing activities provided $695,000, which was primarily attributable to borrowings on the line of credit of $1,500,000 to fund the cash needs of various segments as well as our ongoing development projects. This was partially offset by the tax payments on vested share grants of $805,000.
During the first three months of 2025, financing activities provided $7,010,000, which was attributable to borrowings on the line of credit of $7,500,000 to fund construction projects and other ongoing development such as Terra Vista and TRCC infrastructure, partially offset by the tax payments on vested share grants of $490,000.
Cash flows and earnings may fluctuate from period to period due to the commodity-driven nature of our farming and mineral operations and the timing of sales and leasing activity within our development projects. Some farming crops, notably pistachios, bear in alternate years which results in reduced revenues for those years. Development timelines, market conditions, and the time required to negotiate transactions can cause variability in reported results across periods. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on current projections and available liquidity, management expects to maintain sufficient cash resources to fund internal operations over the next 12 months. As we move forward with the re-entitlement, permitting and engineering design for our master planned communities and prepare to move into the development stage, we may need to secure additional funding in the long-term through either the issuance of equity and/or by securing other forms of financing such as joint ventures equity and debt financing.
Capital Structure and Financial Condition
At March 31, 2026, total capitalization at book value was $585,306,000, consisting of $95,442,000 of debt and $489,864,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 16.3%, representing an increase compared to the debt-to-total-capitalization ratio of 13.2% at March 31, 2025.

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
The interest rate per annum applicable to the Revolving Credit Facility is one-month term SOFR plus an interest rate spread that is based on TRC’s consolidated net liabilities to equity ratio (NLER). The interest rate spread for the NLER has three tiers: (1) 2.75% if the NLER is 55% or more; (2) 2.5% if the NLER is between 35% and less than 55%; and (3) 2.25% if the NLER is less than 35%. The interest rate spread in the previous sentence may effectively be reduced by applying a patronage credit for TRC’s participation in the farm credit program, which patronage credit historically has been (for reference and information purposes only and not as a guarantee of future patronage credit) between 100-125 basis points. The Administrative Agent pays the patronage credit annually in the form of a dividend. As of March 31, 2026, the Company's NLER was in tier 3, or less than 35%, and the applicable interest rate spread was 2.25%. We received partial patronage credit in February 2026 of $646,000 which represents 125 basis points from the primary lender, and the remaining patronage credit in March 2026 for $310,000 which represents 100 basis points from the other participating lenders.
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
At March 31, 2026 and December 31, 2025, we were in compliance with all financial covenants.
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
As noted above, at March 31, 2026 we had $19,383,000 in cash and securities and $64,558,000 available on our RLC to meet any short-term liquidity needs. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
We continue to expect that substantial investments will be required to develop our land assets. To meet these capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives, such as joint ventures with financial partners, sales of assets, and/or the issuance of common stock. As we progress through 2026, we will be evaluating various options for funding the potential start of development projects. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of March 31, 2026, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	1,606,003	8,149	30,755	32,629	1,534,470	1
Revolving line-of-credit	95,442	—	95,442	—	—
Cash contract commitments	4,320	3,249	—	1,071	—
Defined Benefit Plan	5,755	511	1,007	1,089	3,148
SERP	5,153	575	1,123	1,076	2,379
Total contractual obligations	$1,716,673	$12,484	$128,327	$35,865	$1,539,997
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
As discussed in Note 12 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from us to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from us that are in the SERP program. We don't expect to make contributions in 2026.

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
As of March 31, 2026, aggregate outstanding debt of unconsolidated joint ventures was $214,771,000; $19,964,000 of this debt was attributable to the loan for TRCC/Rock Outlet Center LLC joint venture. This loan was 100% guaranteed at March 31, 2026. All other outstanding debt attributed to our joint ventures have met their respective debt covenants, and hence were not subject to an effective guarantee at March 31, 2026. We do not provide a guarantee on the $10,840,000 of debt related to our joint venture with TA/Petro.

Non-GAAP Financial Measures
EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance. We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense and certain identified non-recurring items that are not indicative of our on-going operations or that may obscure our underlying results and trends. We believe EBITDA and Adjusted EBITDA provide investors relevant and useful information, when reconciled to their most comparable GAAP financial measure, because they permit investors to view income from our operations on an unleveraged basis, before the effects of taxes, depreciation and amortization, and stock compensation expense and other items impacting comparability. By excluding interest expense and income, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other companies without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. In addition, the Company excludes certain items impacting comparability, such as shareholder activism advisory costs to provide investors with a clearer understanding of the Company’s core operating performance across periods. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net (loss) income or cash flows from operations as defined by GAAP. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies. The following table reconciles EBITDA and Adjusted EBITDA to Net income, the most directly comparable GAAP measure.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net income (loss)	$150	$(1,466)
Net loss attributable to non-controlling interest	(1)	(2)
Interest, net
Consolidated	(142)	(346)
Our share of interest expense from unconsolidated joint ventures	1,397	1,462
Total interest, net	1,255	1,116
Income tax provision (benefit)	59	(1,272)
Depreciation and amortization:
Consolidated	1,473	1,015
Our share of depreciation and amortization from unconsolidated joint ventures	1,666	1,695
Total depreciation and amortization	3,139	2,710
EBITDA	4,604	1,090
Stock compensation expense	182	666
Items impacting comparability:
Shareholder activism expense [1]	—	1,083
Adjusted EBITDA	$4,786	$2,839
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

	Three Months Ended March 31,
($ in thousands)	2026	2025
Commercial/Industrial operating income	$1,084	$1,099
Plus: Commercial/Industrial depreciation and amortization	103	107
Plus: General, administrative, cost of sales and other expenses	1,388	1,388
Less: Other revenues including land sales	(613)	(663)
Total Commercial/Industrial net operating income	$1,962	$1,931

($ in thousands)	Three Months Ended March 31,
Net operating income	2026	2025
Pastoria Energy Facility	$1,195	$1,172
TRCC	361	341
Communication leases	337	303
Other commercial leases	69	115
Total Commercial/Industrial net operating income	$1,962	$1,931

	Three Months Ended March 31,
($ in thousands)	2026	2025
Multifamily operating loss	$(328)	$(192)
Plus: Multifamily depreciation and amortization	517	—
Plus: Selling, general and administrative expenses	175	128
Total Multifamily net operating income (loss)	$364	$(64)
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

	Three Months Ended March 31,
($ in thousands)	2026	2025
Earnings of unconsolidated joint ventures	$2,442	$2,139
Interest expense of unconsolidated joint ventures	2,765	2,885
Operating income of unconsolidated joint ventures	5,207	5,024
Depreciation and amortization of unconsolidated joint ventures	3,184	3,226
Net operating income of unconsolidated joint ventures	$8,391	$8,250

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
Our current RCL has a $95,442,000 outstanding balance. The interest rate on this line of credit can float at a rate equal to one-month term SOFR plus 2.25%, before patronage, for an effective rate of 5.95% at March 31, 2026. During the term of this RCL (which matures in January 2029), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary outstanding balances.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2026
(In thousands except percentage data)

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Assets:
Marketable securities	$10,682	$4,056	$—	$—	$—	$—	$14,738	$14,719
Weighted average interest rate	3.84%	3.53%	—%	—%	—%	—%
Liabilities:
Revolving line-of-credit	$—	$—	$—	$95,442	$—	$—	$95,442	$95,442
Weighted average interest rate[1]	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%. The all-in rate was 5.95% as of March 31, 2026, before patronage.

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
As of March 31, 2026, there were no receivables that were subject to commodity price fluctuations given there was no pistachio yield in 2025.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None
(b) Not applicable.
(c) None.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.4	Description of Securities	FN 44
4.5	Form of Indenture for Debt	FN 37
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - Tejon Mountain Village LLC	FN 21
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24

10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders, LLC Redemption and Withdrawal Agreement - Lewis Tejon Member	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.47	*Executive Severance Agreement - Executive Severance Agreement - Gregory S. Bielli	FN 38
10.48	Limited Liability Company Agreement of TRC-MRC 4, LLC	FN 39
10.49	Settlement Agreement of CEQA litigation with Climate Resolve	FN 40
10.50	Limited Liability Company Agreement of TRC-MRC Multi I, LLC	FN 41
10.51	Limited Liability Company Agreement of TRC-MRC 5, LLC	FN 42
10.54	Credit Agreement Between Tejon Ranchcorp and AgWest Farm Credit, PCA	FN 45
10.55	Consulting Letter Agreement between Tejon Ranch Co. and Gregory S. Bielli	FN 46
10.56	Limited Liability Company Agreement of TRC-DP 1, LLC	FN 47
10.57	*Compensatory Agreement approved by the Board on February 10, 2025, by and among Tejon Ranch Co. and Matthew H. Walker	FN 48
10.58	First Amendment to CEO Compensation Terms (Sign On Incentive), approved by the Board on October 14, 2025, by and among Tejon Ranch Co. and Matthew H. Walker	FN 49
10.59	Support Agreement, by and between Tejon Ranch Co. and Nitor Capital Management, LLC, dated November 4, 2024	FN 50
10.60	*Tejon Ranch Co. 2023 Stock Incentive Plan	FN 51
10.61	*Form of Restricted Stock Unit Agreement	FN 52
10.62	Agreement Resolving Attorney's Fees with CBD / CNPS	FN 53
10.63	First Amended and Restated Limited Liability Company Agreement of TRC-DP 1, LLC	Filed herewith
10.64	Contribution Agreement and Joint Escrow Instructions of TRC-DP 1, LLC	Filed herewith
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2023, is incorporated herein by reference.

FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 10	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for the period ended March 31, 2013, is incorporated herein by reference.
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.
FN 19	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.
FN 20	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.
FN 21	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.
FN 23	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
FN 24	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.
FN 26	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.
FN 27	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.

FN 28	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 29	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 30	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.
FN 31	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.
FN 32	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 33	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.
FN 37	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.
FN 38	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.
FN 39	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.48 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021, is incorporated herein by reference.
FN 40	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 41	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2021, is incorporated herein by reference.
FN 42	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.51 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022, is incorporated herein by reference.
FN 43	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.52 to our Quarterly Report on Form 10-Q for the period ended September 30, 2022, is incorporated herein by reference.
FN 44	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.53 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023, is incorporated herein by reference.
FN 45	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 20, 2023, is incorporated herein by reference.
FN 46	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on March 26, 2024, is incorporated herein by reference.
FN 47	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.56 to our Quarterly Report on Form 10-Q for the period ended September 30, 2024, is incorporated herein by reference.
FN 48	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on February 11, 2025, is incorporated herein by reference.
FN 49	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on October 16, 2025, is incorporated herein by reference.
FN 50	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.01 to our Current Report on Form 8-K on November 8, 2024, is incorporated herein by reference.

FN 51	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.59 to our Quarterly Report on Form 10-Q for the period ended June 30, 2025, is incorporated herein by reference.
FN 52	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.60 to our Quarterly Report on Form 10-Q for the period ended June 30, 2025, is incorporated herein by reference.
FN 53	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-07183) as Exhibit 10.62 to our Annual Report on Form 10-K for the period ended December 31, 2025, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

May 11, 2026	/s/ Matthew H. Walker
Date	Matthew H. Walker
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2026	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Chief Financial Officer, Treasurer, Senior Vice President, Finance and Chief Accounting Officer
(Principal Financial and Accounting Officer)