Form 10-Q
period 2026-06-30
TEJON RANCH CO
filed 2026-08-06
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on August 3, 2026 was 27,021,444.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,870	$9,524
Marketable securities - available-for-sale	11,187	15,370
Accounts receivable	2,638	9,389
Inventories	9,391	3,347
Prepaid expenses and other current assets	4,629	1,632
Total current assets	31,715	39,262
Real estate and improvements - held for lease, net	78,247	79,177
Real estate development (includes $130,824 at June 30, 2026 and $128,549 at December 31, 2025, attributable to CFL (Note 14))	360,470	356,567
Property and equipment, net	60,372	59,311
Investments in unconsolidated joint ventures	39,267	29,986
Net investment in water assets	66,790	62,593
Other assets	2,677	3,573
TOTAL ASSETS	$639,538	$630,469

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$5,648	$5,240
Accrued liabilities and other	2,335	2,188
Deferred income	2,878	2,062
Total current liabilities	10,861	9,490
Revolving line of credit	95,942	93,942
Long-term deferred gains	13,934	10,935
Deferred tax liability	9,834	9,849
Other liabilities	16,054	15,697
Total liabilities	146,625	139,913
Commitments and contingencies (Note 11)
Equity:
Tejon Ranch Co. stockholders’ equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 27,004,897 at June 30, 2026 and 26,916,837 at December 31, 2025	13,504	13,460
Additional paid-in capital	349,805	350,242
Accumulated other comprehensive loss	(211)	(177)
Retained earnings	114,459	111,673
Total Tejon Ranch Co. stockholders’ equity	477,557	475,198
Non-controlling interest	15,356	15,358
Total equity	492,913	490,556
TOTAL LIABILITIES AND EQUITY	$639,538	$630,469
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Real estate - commercial/industrial	$9,663	$5,092	$12,425	$7,846
Multifamily	857	15	1,553	15
Mineral resources	1,789	1,510	5,322	4,105
Farming	750	607	1,645	2,163
Ranch operations	1,200	1,083	2,817	2,387
Total revenues	14,259	8,307	23,762	16,516
Costs and expenses:
Real estate - commercial/industrial	6,212	3,215	7,890	4,871
Multifamily	1,028	321	2,052	512
Real estate - resort/residential	363	304	719	690
Mineral resources	890	790	3,378	2,875
Farming	1,286	1,497	3,275	4,045
Ranch operations	1,293	1,335	2,506	2,608
Corporate expenses	2,839	4,900	4,725	9,136
Total costs and expenses	13,911	12,362	24,545	24,737
Operating income (loss)	348	(4,055)	(783)	(8,221)
Other income:
Investment income	111	226	253	572
Other loss, net	(82)	(4)	(174)	(80)
Total other income, net	29	222	79	492
Income (loss) before equity in earnings of unconsolidated joint ventures and income tax expense (benefit)	377	(3,833)	(704)	(7,729)
Equity in earnings of unconsolidated joint ventures, net	3,100	2,555	4,390	3,713
Income (loss) before income tax expense (benefit)	3,477	(1,278)	3,686	(4,016)
Income tax expense (benefit)	843	435	902	(837)
Net income (loss)	2,634	(1,713)	2,784	(3,179)
Net loss attributable to non-controlling interest	(1)	(1)	(2)	(3)
Net income (loss) attributable to common stockholders	$2,635	$(1,712)	$2,786	$(3,176)
Net income (loss) per share attributable to common stockholders, basic	$0.10	$(0.06)	$0.10	$(0.12)
Net income (loss) per share attributable to common stockholders, diluted	$0.10	$(0.06)	$0.10	$(0.12)

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$2,634	$(1,713)	$2,784	$(3,179)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(15)	(6)	(47)	(14)
Other comprehensive loss before taxes	(15)	(6)	(47)	(14)
Income tax benefit related to other comprehensive loss items	4	2	13	4
Other comprehensive loss	(11)	(4)	(34)	(10)
Comprehensive income (loss)	2,623	(1,717)	2,750	(3,189)
Comprehensive loss attributable to non-controlling interests	(1)	(1)	(2)	(3)
Comprehensive income (loss) attributable to common stockholders	$2,624	$(1,716)	$2,752	$(3,186)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income (loss)	$2,784	$(3,179)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,864	2,110
Amortization of discount of marketable securities	(14)	(130)
Equity in earnings of unconsolidated joint ventures, net	(4,390)	(3,713)
Non-cash retirement plan expense	209	207
Non-cash profits recognized from land contribution [2]	(1,999)	—
Gain on sale of property plant and equipment	—	(13)
Deferred income taxes	(1)	(31)
Stock compensation expense	713	1,290
Excess tax provision (benefit) from stock-based compensation	—	31
Distribution of earnings from unconsolidated joint ventures	2,554	1,653
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	2,087	2,037
Current liabilities	(197)	(1,988)
Net cash provided by (used in) operating activities	4,610	(1,726)
Investing Activities
Maturities and sales of marketable securities	9,566	23,655
Funds invested in marketable securities	(5,416)	(26,652)
Real estate development expenditures [1]	(8,924)	(28,261)
Real estate expenditures - to be held for lease [1]	(132)	(4,732)
Property and equipment expenditures [1]	(3,382)	(4,153)
Reimbursement proceeds from taxing authority	24	—
Proceeds from sale of property plant and equipment	—	39
Investment in unconsolidated joint ventures	(689)	(238)
Distribution of equity from unconsolidated joint ventures	3,578	310
Investments in water assets	(5,842)	(9,519)
Net cash used in investing activities	(11,217)	(49,551)
Financing Activities
Borrowings on line of credit	2,000	15,000
Taxes on vested stock grants	(1,047)	(490)
Net cash provided by financing activities	953	14,510
Decrease in cash, cash equivalents, and restricted cash	(5,654)	(36,767)
Cash, cash equivalents, and restricted cash at beginning of period	10,024	39,767
Cash, cash equivalents, and restricted cash at end of period	$4,370	$3,000

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$3,870	$2,500
Restricted cash (Shown in prepaid expenses and other current assets)	500	500
Total cash, cash equivalents, and restricted cash	$4,370	$3,000

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$687	$2,865
Accrued long-term water assets included in current liabilities	$1,565	$1,552
Contribution of land to unconsolidated joint venture[2]	$9,852	$—
Long term deferred profit on land contribution[2]	$2,999	$—

[1] Prior year amounts have been reclassified to conform to the current year presentation. Amounts previously presented as “Real estate and equipment expenditures” are now presented separately as “Real estate development expenditures,” “Real estate expenditures – to be held for lease,” and “Property and equipment expenditures.” These reclassifications had no impact on total net cash used in investing activities or the net change in cash and cash equivalents.

² During the second quarter of 2026, the Company contributed land to TRC-DP 1, LLC, an unconsolidated joint venture, at a fair value of $9.9 million in a non-cash transaction. The Company recognized $2.0 million of the resulting profit and deferred $3.0 million representing its retained interest in the venture.

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, March 31, 2026	26,992,645	$13,498	$349,385	$(200)	$111,824	$474,507	$15,357	$489,864
Net income (loss)	—	—	—	—	2,635	2,635	(1)	2,634
Other comprehensive loss	—	—	—	(11)	—	(11)	—	(11)
Restricted stock issuance	12,252	6	(6)	—	—	—	—	—
Stock compensation	—	—	668	—	—	668	—	668
Shares withheld for taxes and tax benefit of vested shares	—	—	(242)	—	—	(242)	—	(242)
Balance, June 30, 2026	27,004,897	$13,504	$349,805	$(211)	$114,459	$477,557	$15,356	$492,913

Balance, March 31, 2025	26,867,600	$13,434	$348,829	$81	$110,134	$472,478	$15,360	$487,838
Net loss	—	—	—	—	(1,712)	(1,712)	(1)	(1,713)
Other comprehensive loss	—	—	—	(4)	—	(4)	—	(4)
Restricted stock issuance	13,068	7	(7)	—	—	—	—	—
Stock compensation	—	—	770	—	—	770	—	770
Shares withheld for taxes and tax benefit of vested shares	—	—	—	—	—	—	—	—
Balance, June 30, 2025	26,880,668	$13,441	$349,592	$77	$108,422	$471,532	$15,359	$486,891

See accompanying notes.

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2025	26,916,837	$13,460	$350,242	$(177)	$111,673	$475,198	$15,358	$490,556
Net income (loss)	—	—	—	—	2,786	2,786	(2)	2,784
Other comprehensive loss	—	—	—	(34)	—	(34)	—	(34)
Restricted stock issuance	144,682	72	(72)	—	—	—	—	—
Stock compensation	—	—	654	—	—	654	—	654
Shares withheld for taxes and tax benefit of vested shares	(56,622)	(28)	(1,019)	—	—	(1,047)	—	(1,047)
Balance, June 30, 2026	27,004,897	$13,504	$349,805	$(211)	$114,459	$477,557	$15,356	$492,913

Balance, December 31, 2024	26,822,768	$13,412	$348,497	$87	$111,598	$473,594	$15,362	$488,956
Net loss	—	—	—	—	(3,176)	(3,176)	(3)	(3,179)
Other comprehensive loss	—	—	—	(10)	—	(10)	—	(10)
Restricted stock issuance	89,403	45	(45)	—	—	—	—	—
Stock compensation	—	—	1,614	—	—	1,614	—	1,614
Shares withheld for taxes and tax benefit of vested shares	(31,503)	(16)	(474)	—	—	(490)	—	(490)
Balance, June 30, 2025	26,880,668	$13,441	$349,592	$77	$108,422	$471,532	$15,359	$486,891
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
The periods ended June 30, 2026 and 2025 include the consolidation of CFL’s statements of operations within the resort/residential real estate development segment, statements of changes in equity, and statements of cash flows. The Company’s June 30, 2026 and December 31, 2025 balance sheets are presented on a consolidated basis, including the consolidation of CFL.
The Company has identified six reportable segments: commercial/industrial real estate development, multifamily, resort/residential real estate development, mineral resources, farming, and ranch operations. Information for the Company’s reportable segments is presented in its Consolidated Statements of Operations. The Company’s reportable segments follow the same accounting policies used for the Company’s consolidated financial statements. The Company uses segment operating income (loss), including equity in earnings (losses) of unconsolidated joint ventures attributable to each segment, for its commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations segments, and net operating income ("NOI") for its multifamily segment, as the primary measures of profitability to evaluate operating performance and allocate capital resources.
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities, water activities, and timing of real estate sales and leasing activities. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year.
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relates to funds held in escrow. The Company had $500,000 of restricted cash as of June 30, 2026 and December 31, 2025.
New Accounting Pronouncements Effective in Future Periods
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)". This ASU requires public business entities to disclose specified information about certain costs and expenses, including the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion and amortization recognized as part of oil- and gas-producing activities included in each relevant expense caption. The ASU also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This ASU is effective for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025
Weighted-average number of shares outstanding:
Common stock	27,004,319	26,878,658		26,970,907	26,865,687
Common stock equivalents[1]	65,372	—	1	79,104	—	1
Diluted shares outstanding	27,069,691	26,878,658		27,050,011	26,865,687
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

($ in thousands)		June 30, 2026		December 31, 2025
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrecognized gains		496	496	921	923
Total Certificates of deposit	Level 1	496	496	921	923
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		9,665	9,630	1,000	999
with unrecognized gains		1,001	1,001	12,731	12,745
Total U.S. Treasury and agency notes	Level 2	10,666	10,631	13,731	13,744
Corporate notes
with unrecognized gains		—	—	190	190
Total Corporate notes	Level 2	—	—	190	190
Municipal notes
with unrecognized losses for less than 12 months		—	—	—	—
with unrecognized losses		60	60	514	513
Total Municipal notes	Level 2	60	60	514	513

		$11,222	$11,187	$15,356	$15,370
The Company uses an allowance approach when recognizing credit loss for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At June 30, 2026, the Company has not recorded any credit losses.

As of June 30, 2026, the fair market value of investment securities had a fair market value that was $35,000 below cost, consisting of gross unrealized holding losses. For the three months ended June 30, 2026, the adjustment to accumulated other comprehensive loss reflected a decrease in market value of $15,000, before the impact of a tax benefit of $4,000. For the six months ended June 30, 2026, the adjustment to accumulated other comprehensive loss reflected a decline in market value of $47,000 before the impact of an estimated tax benefit of $13,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance. The accrued interest receivables balance totaled $75,000 as of June 30, 2026 and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at June 30, 2026 and December 31, 2025 were caused by relative changes in interest rates since the time of purchase and not changes in credit quality. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The Company intends to hold these securities to maturity and expects to recover their entire amortized cost basis. Accordingly, no allowance for credit losses was recorded as of June 30, 2026 or December 31, 2025.
Corporate notes
As of June 30, 2026, the Company held no corporate notes. As of December 31, 2025, the Company's investments in corporate notes were in an unrealized gain position and were with companies that had an investment grade rating from Standard & Poor's. Accordingly, no allowance for credit losses was required for corporate notes as of December 31, 2025.
The following tables summarize the maturities, at par, of marketable securities as of:

	June 30, 2026
($ in thousands)	2026	2027	Total
Certificates of deposit	$248	$248	$496
U.S. Treasury and agency notes	5,250	5,450	10,700
Municipal notes	—	60	60
Total	$5,498	$5,758	$11,256

	December 31, 2025
($ in thousands)	2026	2027	Total
Certificates of deposit	$425	$496	$921
U.S. Treasury and agency notes	13,750	—	13,750
Corporate notes	191	—	191
Municipal notes	250	260	510
Total	$14,616	$756	$15,372
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s as of December 31, 2025.

4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	June 30, 2026	December 31, 2025
Real estate development
Mountain Village	$162,541	$161,388
Centennial	130,824	128,549
Grapevine	47,584	45,801
Tejon Ranch Commerce Center	19,521	20,829
Real estate development	$360,470	$356,567

Real estate and improvements - held for lease
Tejon Ranch Commerce Center
- Commercial	$20,870	$20,644
- Multifamily	64,209	64,170
Real estate and improvements - held for lease, gross	85,079	84,814
Less accumulated depreciation
- Commercial	(4,839)	(4,677)
- Multifamily	(1,993)	(960)
Real estate and improvements - held for lease, net	$78,247	$79,177

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
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2026 is $1,021 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the Consumer Price Index or 3%.
The water purchased above will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third-party users on an annual basis until this water is fully allocated to Company uses, as just described.
Water revenues and cost of sales were as follows for the six months ended ($ in thousands):

	June 30, 2026	June 30, 2025
Acre-Feet Sold	2,310	1,100
Revenues	$2,291	$1,468
Cost of sales	1,741	1,183
Profit	$550	$285

Costs assigned to water assets held for future use were as follows ($ in thousands):

	June 30, 2026	December 31, 2025
Banked water and water for future delivery	$42,622	$44,681
Transferable water	7,205	266
Total water held for future use at cost	$49,827	$44,947

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	June 30, 2026		December 31, 2025
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water purchase contract *	$11,581	$(7,479)	$11,581	$(7,237)
Nickel water purchase contract *	18,740	(8,139)	18,740	(7,817)
Tulare Lake Basin water purchase contract *	6,479	(4,219)	6,479	(4,100)
	$36,800	$(19,837)	$36,800	$(19,154)
Net cost of purchased water contracts	16,963		17,646
Total cost of water held for future use	49,827		44,947
Net investments in water assets	$66,790		$62,593
*All water purchase contracts were acquired from third parties.

Water contracts with WRMWSD and TCWD are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage are:

(in acre-feet, unaudited)	June 30, 2026	December 31, 2025
Water held for future use
TCWD - Banked water owned by the Company	61,341	65,199
Company water bank	54,728	54,728
Transferable water	7,262	265
Recharged water	6,797	6,797
Total water held for future use	130,128	126,989
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	161,561	158,422
6.     ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities and other current liabilities consisted of the following:

($ in thousands)	June 30, 2026	December 31, 2025
Accrued vacation	$550	$543
Accrued paid personal leave	154	153
Accrued bonus	1,231	1,060
Other	400	432
	$2,335	$2,188
[1] California property taxes are accrued throughout the year and are paid every April and December.
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of revolving line of credit balance of $95,942,000 as of June 30, 2026, and $93,942,000 as of December 31, 2025.
On November 17, 2023, the Company entered into a Credit Agreement with AgWest Farm Credit, PCA and certain other lenders. The Revolving Credit Facility provides TRC a RCL in the amount of $160,000,000. The RCL requires interest only payments and has a maturity date of January 1, 2029. As of June 30, 2026, the outstanding balance under the RCL was $95,942,000, and the interest rate was one-month term SOFR plus a margin of 2.25% for an effective rate of 5.95% before patronage. The Company received patronage credit from the participating lenders of 116 basis points in 2026 and 2025.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	June 30, 2026	December 31, 2025
Supplemental executive retirement plan liability (See Note 12)	$5,617	$5,743
Excess joint venture distributions and other (See Note 14)	10,437	9,954
Total	$16,054	$15,697

9.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company's stock incentive plans provide for the making of awards to employees based upon a service condition or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock that vests based upon a service condition; performance share grants that vest based upon the achievement of a market condition (Market Condition Grants); and performance share grants that include threshold, target, and maximum achievement levels based upon the achievement of specific performance measures (Performance Milestone Grants). Market Condition Grants consist of awards that vest based upon the Company's total shareholder return relative to a designated peer group (rTSR Grants) and awards that vest upon the achievement of a target share price (Price Vesting Unit Awards). The grant date fair value of Market Condition Grants is determined using a Monte Carlo simulation. Failure to achieve the market condition results in the forfeiture of the shares. Forfeiture of awards with service conditions or performance conditions results in a reversal of previously recognized share-based compensation expense, while forfeiture of awards with market conditions does not.
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the six months ended June 30, 2026:

June 30, 2026
Stock grants outstanding beginning of period at target achievement	364,798
New stock grants/additional shares	158,199
Vested grants	(135,643)
Expired/forfeited grants	(74,802)
Stock grants outstanding end of period at target achievement	312,552
As of June 30, 2026, stock grants outstanding at target achievement consisted of 138,861 shares of restricted stock that vest based upon a service condition and 173,691 performance share grants (Market Condition Grants and Performance Milestone Grants). The following summarizes the shares issuable under outstanding performance share grants at each achievement level:

Performance Share Grants
Threshold performance	6,523
Target performance	173,691
Maximum performance	259,674
Price Vesting Units Awards
The following is a summary of the assumptions used to determine the grant date fair value of the Company's Price Vesting Unit Awards outstanding as of June 30, 2026:

($ in thousands except for share prices)
Grant date	12/16/2023	03/13/2024	12/11/2024	03/06/2025	06/20/2025
Vesting end	12/31/2026	03/22/2027	12/10/2027	03/06/2028	06/20/2028
Target share price to achieve award	$19.65	$18.93	$18.59	$18.56	$19.01

Expected volatility	25.91%	25.56%	26.90%	27.04%	26.82%
Risk-free interest rate	4.02%	4.31%	4.01%	3.9%	3.8%

Simulated Monte Carlo share price	$19.74	$18.36	$18.55	$13.54	$18.53
Shares granted	4,828	15,225	2,315	13,046	18,351
Total fair value of award	$95	$280	$43	$177	$340

Relative Total Shareholder Return Awards
The following rTSR awards were outstanding as of the six months ended June 30, 2026. The Company granted performance stock unit awards for which vesting is contingent upon the Company's total shareholder return ("TSR") relative to the constituents of the S&P 600 SmallCap Real Estate Index over a performance period ending December 29, 2028 (the "rTSR awards"). Because the number of shares that ultimately vest depends on the Company's stock price performance relative to a peer group, the rTSR awards contain a market condition as defined in ASC Topic 718, Compensation — Stock Compensation.

The payout of the rTSR awards ranges from 0% to 150% of the target number of units based on the Company's relative TSR percentile ranking against the peer group: 0% for performance below the 25th percentile, 50% (threshold) at the 25th percentile, 100% (target) at the 50th percentile, and 150% (maximum) at or above the 75th percentile, with straight-line interpolation between levels. If the Company's absolute TSR over the performance period is negative, the payout is capped at 100% of target.
The grant-date fair value of the rTSR awards was estimated using a Monte Carlo simulation, which incorporates the correlated stock-price movements of the Company and each peer company. The following rTSR awards were outstanding as of the six months ended June 30, 2026:

($ in thousands except for share prices)
Grant date	12/09/2025	03/17/2026	04/21/2026
Vesting end	12/29/2028	12/29/2028	12/29/2028

Expected volatility	25.90%	25.90%	25.90%
Risk-free interest rate	3.56%	3.61%	3.73%

Simulated Fair Value Per Share	$17.04	$19.87	$20.12
Shares granted	9,569	43,266	637
Total fair value of award	$163	$860	$13

The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of June 30, 2026 were $2,818,000 and 22 months, respectively.
The following table summarizes stock compensation costs for the Company's 2023 Stock Incentive Plan, 1998 Stock Incentive Plan, and the prior Non-Employee Director Stock Incentive Plan for the following periods:

($ in thousands)	Six Months Ended June 30,
Employee	2026		2025
Expensed	$268	1	$866
Capitalized	(58)	1	324
	210		1,190
Director	444		424
Total stock compensation costs	$654		$1,614
[1] Stock compensation costs during the six months ended June 30, 2026 include a reversal of previously recorded amounts due to a change in estimate.

10.     INCOME TAXES
The Company’s provision for income taxes has been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the six months ended June 30, 2026, the Company’s income tax expense was $902,000 compared to an income tax benefit of $837,000 for the six months ended June 30, 2025. Effective tax rates were 24% and 21% for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had income tax receivables of $590,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.

For the six months ended June 30, 2026, the Company’s effective tax rate varied from the statutory tax rates primarily due to permanent differences related to Internal Revenue Code Section 162(m) limitations, state taxes and mineral depletion. Internal Revenue Code Section 162(m) compensation deduction limitations occurred as a result of changes in tax law arising from the 2017 Tax Cuts and Jobs Act.
11.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company's water contracts are secured by the Company's land and require minimum annual payments. During the six months ended June 30, 2026, the Company made payments totaling $11,184,000 under its WRMWSD, TCWD and Nickel water contracts, as summarized below. Each contract serves a different operational or strategic purpose, and the related payments may be expensed, capitalized to crop costs or recorded as investments in long-term water assets depending on the nature and intended use of the water.
Water Contract Payments
Six Months Ended June 30, 2026

Water Contract	Primary Purpose	Amount
WRMWSD	Supplies water to the Company's farming operations and planned residential development at Grapevine North.	$3,600,000
TCWD	Supports commercial development at TRCC, the Company's farming operations, and planned residential development at Mountain Village.	750,000
Nickel	Supports third-party water sales and future Grapevine residential development.	6,834,000
Total		$11,184,000
The WRMWSD and TCWD contracts run through 2085, and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. The Company's contractual obligation for future water payments was $1,518,456,000 as of June 30, 2026.
Contracts
The Company terminated a consulting arrangement in 2014 related to the Grapevine at Tejon Ranch development (Grapevine) and remains obligated to pay an incentive fee upon obtaining certain regulatory approvals (Regulatory Approvals). The fee is based on the increase in the property’s fair market value over a base value, to be determined at the time Regulatory Approvals are obtained, with an additional fee measured from the property’s fair market value five years thereafter. The final amount will be determined at those future valuation dates, and, at this time, the fees cannot be reasonably estimated.
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

As a landowner in each CFD, the Company is obligated to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of June 30, 2026, there were no additional improvement funds remaining from the West CFD bonds. On July 25, 2024, TRPFFA sold bonds that provide approximately $25,000,000 of improvement funds for the reimbursement of public infrastructure costs at TRCC-East. As of June 30, 2026, there are $10,440,000 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal year 2026, the Company expects to pay approximately $3,867,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future, based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on June 30, 2026.
Centennial
As previously disclosed and summarized in our annual report on Form 10-K, the Company considers the CBD/CNPS Action (as defined in prior disclosures) resolved. There have been no material developments during the three months ended June 30, 2026, that would change that conclusion.
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
12.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). In April 2017, the Company froze the Benefit Plan as it relates to future benefit accruals for participants. The Company does not expect to make contributions to the Benefit Plan in 2026.
The Benefit Plan’s current investment policy has an investment strategy in which the primary focus is to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Plan's Funded
Status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will deemphasize the return seeking portion as funded status improves. At both June 30, 2026 and December 31, 2025, the investment mixes were approximately at 99% debt and 1% money market funds. The weighted-average discount rate used in determining the periodic pension cost is 5.35% in 2026 and 5.35% in 2025. The expected long-term rate of return on plan assets is 5.00% for both fiscal 2026 and 2025. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement expense for the Benefit Plan was as follows:

	Six Months Ended June 30,
($ in thousands)	2026	2025
(Cost)/earnings components:
Interest cost	$(222)	$(222)
Expected return on plan assets	210	210
Net amortization and deferral	(32)	(28)
Total net periodic pension cost	$(44)	$(40)

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
The pension and retirement expense for the SERP was as follows:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Cost components:
Interest cost	$(134)	$(146)
Net amortization and other	(30)	(22)
Total net periodic pension cost	$(164)	$(168)
13.    REPORTING SEGMENTS AND RELATED INFORMATION
The Company currently operates six reporting segments: commercial/industrial real estate development, multifamily, resort/residential real estate development, mineral resources, farming, and ranch operations. Beginning in the second quarter of 2025, the Company commenced multifamily leasing operations as buildings within the Terra Vista development were completed and placed into service. The final building was delivered in October 2025. Multifamily is presented as a separate reportable segment due to the significance of its operations and the manner in which management evaluates its performance. Prior years' segment activity related to the Multifamily has been recast, where applicable.
The financial results of these segments are utilized by the chief operating decision maker ("CODM"), who is our Chief Executive Officer, for evaluating segment performance and allocating resources. For the commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations segments, the CODM evaluates performance primarily based on segment operating income (loss), which begins with operating income (loss) as determined under GAAP and includes equity in earnings (losses) of unconsolidated joint ventures attributable to each segment. Segment operating income (loss) excludes investment income, other income (loss), corporate expenses, and income taxes.
For the multifamily segment, the CODM evaluates performance primarily based on net operating income ("NOI"), which excludes depreciation and amortization. The CODM uses NOI because it reflects the operating performance of the multifamily leasing operations before non-cash depreciation and amortization associated with the Company's rental properties. NOI is used in evaluating segment performance, preparing budgets and forecasts, and allocating resources within the multifamily segment.
The CODM also reviews capital expenditures by segment, which represent cash expenditures for additions to long-lived assets, consistent with the information regularly provided to and reviewed by the CODM for purposes of evaluating resource allocation decisions.
Certain prior-year amounts have been reclassified to conform to the significant expense categories in which the CODM receives the information. Specifically, certain costs previously included within General and administrative expenses have been reclassified to Operating costs within the segment expense presentation, and depreciation expense, which was previously included within Other expense, is now presented separately. These reclassifications had no impact on total operating expenses, operating income, net income, or earnings per share as previously reported.

The following tables present segment revenues and segment operating income (loss) for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Revenues
Real estate - commercial/industrial	9,663	$5,092	12,425	$7,846
Multifamily	857	15	1,553	15
Mineral resources	1,789	1,510	5,322	4,105
Farming	750	607	1,645	2,163
Ranch operations	1,200	1,083	2,817	2,387
Segment revenues	14,259	8,307	23,762	16,516
Segment Operating Income (loss)
Real estate - commercial/industrial	6,551	4,432	8,925	6,688
Multifamily	345	(166)	534	(357)
Real estate - resort/residential	(363)	(304)	(719)	(690)
Mineral resources	899	720	1,944	1,230
Farming	(536)	(890)	(1,630)	(1,882)
Ranch operations	(93)	(252)	311	(221)
Segment operating income	6,803	3,540	9,365	4,768
Reconciling items:
Investment income	111	226	253	572
Depreciation and amortization - Multifamily	(516)	(140)	(1,033)	(140)
Other loss, net	(82)	(4)	(174)	(80)
Corporate expenses	(2,839)	(4,900)	(4,725)	(9,136)
Income (loss) before income taxes	$3,477	$(1,278)	$3,686	$(4,016)

Real Estate - Commercial/Industrial
Commercial revenue consists of land and building leases to tenants at the Company's commercial retail and industrial developments, base and percentage rents from the PEF power plant lease, communication tower rents, land sales, and payments from easement leases.
The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Commercial/industrial revenues	$9,663	$5,092	$12,425	$7,846
Equity in earnings of unconsolidated joint ventures	3,100	2,555	4,390	3,713
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	12,763	7,647	16,815	11,559
Cost of sales of land	$4,854	1,778	$4,854	1,774
Operating expenses	659	568	1,303	1,130
Selling, general and administrative expenses	602	764	1,533	1,755
Depreciation and amortization	97	105	200	212
Commercial/industrial expenses	6,212	3,215	7,890	4,871
Operating income from commercial/industrial and unconsolidated joint ventures	$6,551	$4,432	$8,925	$6,688

Multifamily
The multifamily segment generates rents from the tenants living in the Terra Vista community. Construction of the Terra Vista development occurred in phases during 2024 and 2025, and leasing operations commenced as individual buildings were completed and placed into service. The final building was delivered in October 2025. The property is currently in the initial lease-up phase. For the three and six months ended June 30, 2026, the segment generated positive net operating income as lease-up progressed. Operating losses in the comparable 2025 periods primarily reflect start-up costs, as leasing operations had only recently commenced.
The following table summarizes the components of net operating income (loss) from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Multifamily revenues	$857	$15	$1,553	$15
Operating expenses	334	75	701	138
Selling, general and administrative expenses	178	106	318	234
Net operating income (loss)	345	(166)	534	(357)
Real Estate - Resort/Residential Development
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue.
The following table summarizes revenues, expenses and operating losses from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Resort/residential
Operating expenses	256	128	427	285
Selling, general and administrative expenses	101	167	279	385
Depreciation and amortization	6	9	13	20
Total resort/residential expenses	$363	$304	$719	$690
Operating loss from resort/residential	$(363)	$(304)	$(719)	$(690)
Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Mineral resources revenues	$1,789	$1,510	$5,322	$4,105
Cost of sales of water	117	(24)	1,741	1,183
Operating expenses	333	282	637	576
Selling, general and administrative expenses	96	188	312	429
Depreciation and amortization	344	344	688	687
Mineral resources expenses	890	790	3,378	2,875
Operating income from mineral resources	$899	$720	$1,944	$1,230

Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating losses from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Farming revenues	$750	$607	$1,645	$2,163
Cost of sales	171	443	790	1,743
Selling, general and administrative expenses	93	69	128	106
Depreciation and amortization	257	312	586	680
Direct farming expenses	521	824	1,504	2,529
Operating income (loss) from farming before fixed water obligations	229	(217)	141	(366)
Fixed water obligations	765	673	1,771	1,516
Operating loss from farming	$(536)	$(890)	$(1,630)	$(1,882)
Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses, such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating income (loss) from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Ranch operations revenues	$1,200	$1,083	$2,817	$2,387
Operating expenses	1,129	1,067	2,101	2,074
Selling, general and administrative expenses	75	171	228	342
Depreciation and amortization	89	97	177	192
Ranch operations expenses	1,293	1,335	2,506	2,608
Operating income (loss) from ranch operations	$(93)	$(252)	$311	$(221)
Information pertaining to identifiable assets of the Company’s reporting segments is as follows for the periods ended:

Identifiable Assets ($ in thousands)	June 30, 2026	December 31, 2025
Real estate - commercial/industrial	$72,433	$64,681
Multifamily	63,705	63,695
Real estate - resort/residential	346,649	341,433
Mineral resources	66,236	62,236
Farming	61,968	58,545
Ranch operations	2,695	2,172
Corporate	25,852	37,707
Total	$639,538	$630,469
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

Information pertaining to depreciation and amortization of the Company’s reporting segments is as follows for the periods ended:

Depreciation and Amortization	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Real estate - commercial/industrial	$97	$105	$200	$212
Multifamily	516	140	1,033	140
Real estate - resort/residential	6	9	13	20
Mineral resources	344	344	688	687
Farming	257	312	586	680
Ranch operations	89	97	177	192
Corporate	82	88	167	179
Total	$1,391	$1,095	$2,864	$2,110
Information pertaining to capital expenditures of the Company’s reporting segments is as follows for the periods ended:

Capital Expenditures	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Real estate - commercial/industrial	$3,554	$3,706	$3,736	$5,663
Multifamily	9	11,264	32	22,850
Real estate - resort/residential	3,453	2,741	5,350	4,405
Mineral resources	—	1	—	56
Farming	1,426	1,722	3,166	3,752
Ranch operations	22	112	154	156
Corporate	—	56	—	264
Total	$8,464	$19,602	$12,438	$37,146

14.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting, unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of June 30, 2026 was $39,267,000. The equity in the income of unconsolidated joint ventures was $4,390,000 for the six months ended June 30, 2026. The unconsolidated joint ventures have not been consolidated as of June 30, 2026, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings, LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments, as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components, such as fuel inventory and pricing at the facility. The Company's investment in this joint venture was $22,510,000 as of June 30, 2026.

•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks across the United States. The Company partnered with Majestic to form five active 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of each joint venture. All outstanding debt attributed to our joint ventures with Majestic have met their respective debt covenants, and hence were not subject to an effective guarantee at June 30, 2026. For those investments in a deficit position, in accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
•On March 29, 2022, TRC-MRC 5, LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2023, and the joint venture has leased 100% of the rentable space. The joint venture refinanced the construction loan in February 2024 with a promissory note. The note matures on February 3, 2035, and had an outstanding balance of $51,630,000 as of June 30, 2026. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $2,006,000.
•On March 25, 2021, TRC-MRC 4, LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2022, and the joint venture has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $59,468,000 as of June 30, 2026. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $6,946,000.
•In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $31,288,000 as of June 30, 2026. The Company's investment in this joint venture was $319,000 as of June 30, 2026.
•In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, and was largely financed through a promissory note. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 3, 2028 and had an outstanding principal balance of $20,114,000 as of June 30, 2026. The building was 100% leased as of June 30, 2026. During 2026, the Company received excess distributions resulting in a deficit balance in its investment of $308,000.
•In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction in 2017. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $20,397,000 was outstanding as of June 30, 2026. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance in its investment of $1,176,000.
•TRC-DP1, LLC - This joint venture was formed on October 4, 2024 with Dedeaux Properties to develop, manage, and operate a 510,385 square foot industrial building at TRCC-East on land to be contributed by the Company. On April 28, 2026, the Company contributed approximately 24.57 acres of land to TRC-DP1, LLC at a fair value of $9,632,423, in addition to $220,000 of other capitalized development costs. The Company recognized revenues of $6,854,000 and deferred profit of $2,999,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.

Substantially all project assets and liabilities are held by TRC-DP 1 Owner, LLC, a wholly owned subsidiary of TRC-DP1, LLC. On April 28, 2026, TRC-DP 1 Owner, LLC entered into a construction loan agreement with Fifth Third Bank, N.A. providing for a loan of up to $38,800,000 to fund development of the project. The loan bears interest at Term SOFR plus 2.50% and matures on April 28, 2029, subject to two one-year extension options. The note had no outstanding balance as of June 30, 2026. The Company, through Tejon Ranchcorp, has jointly provided customary completion and payment guarantees with Dedeaux Properties, LLC. The project is expected to be available for occupancy in the first quarter of 2027. The Company's investment in this joint venture was $7,703,000 as of June 30, 2026. The Company holds a 50% voting interest in TRC-DP1, LLC and participates in its governance through an executive committee with equal representation from each member. Substantially all significant operating and financial decisions require the approval of both members. Dedeaux Properties serves as the administrative member and is responsible for the day-to-day management and operations of TRC-DP1, LLC. The Company is entitled to 60% of TRC-DP1, LLC’s profits and losses.
•TRCC/Rock Outlet Center LLC – This joint venture was formed in 2013 with Rockefeller Group Development Corporation, or Rockefeller to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. At June 30, 2026, the Company’s equity investment balance in this joint venture was $8,735,000. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. The Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On January 22, 2026, the TRCC/Rock Outlet Center LLC joint venture extended the maturity date of its term note with a financial institution from December 31, 2025 to December 30, 2028. As of June 30, 2026, the outstanding balance of the term note was $19,899,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – CFL is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of June 30, 2026, the Company owned 93.95% of CFL.
The Company’s investment balance in each of its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The variance represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of those assets.

	Three Months Ended June 30,
	2026	2025	2026	2025	2026	2025
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$43,688	$37,426	$3,683	$3,485	$2,210	$2,091
TRCC/Rock Outlet Center LLC[1]	1,802	1,541	(459)	(1,007)	(229)	(503)
TRC-MRC 1, LLC	1,287	1,293	503	487	251	244
TRC-MRC 2, LLC	1,766	1,775	1,060	968	530	484
TRC-MRC 3, LLC	1,110	1,105	256	242	129	121
TRC-MRC 4, LLC	1,923	1,917	215	145	107	72
TRC-MRC 5, LLC	1,692	1,734	205	92	102	46
Total	$53,268	$46,791	$5,463	$4,412	$3,100	$2,555

Centennial Founders, LLC	$—	$—	$(15)	$(18)	Consolidated

[1] Revenues for TRCC/Rock Outlet Center LLC are presented net of non-cash tenant allowance amortization of $0.2 million and $0.3 million for the three months ended June 30, 2026 and June 30, 2025, respectively.

The condensed statements of operations for the six months ended June 30, 2026 and 2025 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of June 30, 2026 and December 31, 2025 are as follows:

	Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$76,255	$68,898	$4,377	$4,373	$2,626	$2,624
TRCC/Rock Outlet Center LLC[1]	3,757	3,191	(821)	(1,736)	(410)	(868)
TRC-MRC 1, LLC	2,574	2,576	983	925	491	463
TRC-MRC 2, LLC	3,583	3,595	2,116	2,045	1,058	1,022
TRC-MRC 3, LLC	2,229	2,226	509	489	255	244
TRC-MRC 4, LLC	3,845	3,853	416	354	208	177
TRC-MRC 5, LLC	3,332	3,432	325	101	162	51
Total	$95,575	$87,771	$7,905	$6,551	$4,390	$3,713

Centennial Founders, LLC	$—	$—	$(37)	$(54)	Consolidated

[1] Revenues for TRCC/Rock Outlet Center LLC are presented net of non-cash tenant allowance amortization of $0.3 million and $0.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

	June 30, 2026				December 31, 2025
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity (Deficit)	Equity	Assets	Debt	Equity (Deficit)	Equity
Petro Travel Plaza Holdings, LLC	$77,106	$(10,649)	$57,907	$22,510	$70,763	$(11,030)	$53,530	$19,884
TRCC/Rock Outlet Center LLC	53,818	(19,899)	33,104	8,735	54,881	(20,039)	33,940	9,146
TRC-MRC 1, LLC	23,031	(20,397)	1,995	—	23,510	(20,763)	2,112	—
TRC-MRC 2, LLC	19,769	(20,114)	(252)	—	21,759	(20,496)	380	234
TRC-MRC 3, LLC	33,484	(31,288)	2,252	319	33,503	(31,777)	1,450	98
TRC-MRC 4, LLC	46,549	(59,468)	(12,620)	—	47,004	(59,960)	(13,709)	—
TRC-MRC 5, LLC	47,845	(51,630)	(2,057)	—	48,510	(52,027)	(2,488)	—
TRC-DP1, LLC	12,903	—	12,850	7,703	—	—	—	624
Total	$314,505	$(213,445)	$93,179	$39,267	$299,930	$(216,092)	$75,215	$29,986

Centennial Founders, LLC	$110,571	$—	$110,269	***	$109,287	$—	$108,906	***

*** Centennial Founders, LLC, is consolidated within the Company's financial statements.

15.    RELATED PARTY TRANSACTIONS
TCWD is a not-for-profit governmental entity, organized on December 28, 1965, pursuant to Division 13 of the Water Code, State of California. TCWD is a landowner voting district, which requires an elector, or voter, to be an owner of land located within the district. TCWD was organized to provide the water needs for future municipal and industrial development. The Company is the largest landowner and taxpayer within TCWD. The Company has a water purchase service contract with TCWD that entitles it to receive all of TCWD’s State Water Project contract water and TCWD holds the Company's banked water in the Kern Water Bank. TCWD is also entitled to make assessments of all taxpayers within the district, to the extent funds are required to cover expenses and to charge water users within the district for the use of water. From time to time, the Company transacts with TCWD in the ordinary course of business. The Company's Senior Vice President, Chief Financial Officer and Chief Accounting Officer, Robert Velasquez, was appointed the treasurer of TCWD in February 2025.
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2085. Under the contracts, the Company is entitled to annual water for 5,487 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's former Executive Vice President and Chief Operating Officer, Allen Lyda, is one of nine directors at WRMWSD. Mr. Lyda retired from the Company on March 1, 2025. During the six months ended June 30, 2025, the Company paid $3,439,000 for these water contracts and related costs.
In 2024 the Company entered into a consulting services agreement with Mr. Bielli, former Chief Executive Officer and current member of the Board of Directors of the Company, for the provision of strategic counsel to the Board and the current CEO upon Mr. Bielli’s retirement from his CEO position. The consulting agreement was for a term of one year, commencing April 1,
2025 and ended March 31, 2026. Compensation for Mr. Bielli’s consulting services was $85,000 per month. Mr. Bielli was also reimbursed for normal and customary expenses incurred in connection with providing the services.
16.    SUBSEQUENT EVENT
Subsequent to June 30, 2026, on July 16, 2026, the Company contributed approximately $2.3 million to TRC-DP1, LLC pursuant to a capital call under the joint venture agreement. The contribution represents additional equity funding for the development of the joint venture's industrial project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio, olives and grape industries, the future plantings of permanent crops, future yields, prices and water availability for the Company's crops and real estate operations, future prices, production and demand for oil and other minerals, future development of the Company's property, future revenue and income of its jointly-owned travel plaza and other joint venture operations, the adequacy of future cash flows to fund our operations, future revenue and income residential leasing, the adequacy of current assets and contracts to meet our water and other commitments, market value risks associated with investment and risk management activities and with respect to inventory and accounts receivable, our outstanding indebtedness, ongoing negotiations and other future events and conditions. In some cases, these statements are identifiable through use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process” “designed to,” “well positioned,” or “envisioned to.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance, are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market, geopolitical and economic forces, availability of financing for land development activities, and competition and success in obtaining various governmental approvals and entitlements for land development activities, and the timing and outcome of regulatory or litigation processes. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for several reasons, including those described above and in Part I, Item 1A“Risk Factors” of our most recent Annual Report on Form 10-K.
OVERVIEW
We are a California-based company whose 270,000-acre landholding supports a diversified portfolio of real estate and land-based businesses, anchored by the Tejon Ranch Commerce Center (“TRCC”), a 20 million-square-foot commercial and industrial development strategically located along Interstate 5 at the gateway between the Los Angeles Basin and California’s Central Valley. TRCC is the primary driver of our revenue and earnings. TRC’s portfolio within TRCC comprises approximately 3.4 million square feet of gross leasable area, which is substantially fully leased to nationally recognized tenants, including IKEA, L’Oréal, and Dollar General. In addition, the broader TRCC development, totaling over 8 million square feet, includes major third-party industrial users such as Caterpillar and Nestlé, further reinforcing the scale, quality, and strategic importance of the park.
We are actively expanding TRCC through additional industrial development, commercial leasing activity, and the introduction of our first residential community, Terra Vista at Tejon, which has transitioned TRCC into a mixed-use master-planned development. In connection with the commencement of lease-up at Terra Vista at Tejon, we began reporting Multifamily as a separate operating segment in 2025, reflecting our expansion into the development and long-term ownership of residential rental communities.
Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land, extending approximately 60 miles north of downtown Los Angeles at its southern boundary and to an area approximately 15 miles southeast of Bakersfield at its northern boundary.
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the development, leasing, and monetization of our land-based assets, with our commercial and industrial operations at the Tejon Ranch Commerce Center (“TRCC”) serving as a central component of this strategy. In addition, our real estate platform now includes a dedicated Multifamily segment, reflecting our strategic evolution into a more diversified, mixed-use master-planned development. We allocate capital toward projects that we believe generate attractive risk-adjusted returns while enhancing the long-term value of our landholdings.

Complementing our commercial platform, our Multifamily segment is focused on the development and long-term ownership of residential rental communities within our master-planned projects, beginning with Terra Vista at Tejon. Terra Vista is currently in the lease-up phase as we work to stabilize occupancy and optimize rental rates. Typical of newly delivered apartment communities, lease-up is expected to occur over time as market awareness builds and occupancy trends toward stabilized levels. Upon stabilization, we expect the project to generate recurring rental revenues and net operating income, increasing the stability and predictability of our earnings. Multifamily development also supports on-site employment centers by providing housing within our mixed-use communities and represents a strategic expansion of our real estate platform.

Looking beyond our current development footprint at TRCC, we hold long-term entitlements for two large-scale master-planned residential communities - Mountain Village and Grapevine - and are in the re-entitlement process for a third, Centennial (as described below), collectively comprising 35,278 housing units and more than 35 million square feet of commercial development.

Centennial at Tejon Ranch, or Centennial, had entitlements approved in 2019 by the Los Angeles County Board of Supervisors. These approvals were litigated in two lawsuits filed in Los Angeles County Superior Court. As previously disclosed and summarized in our annual report on Form 10-K, this litigation resulted in LA County rescinding and setting aside the Centennial approvals in compliance with the court’s final judgment, and the Company considers that litigation resolved. There have been no material developments during the three months ended June 30, 2026, that would change that conclusion. Now that this litigation is resolved, the Company is in the process of working with LA County to advance the Centennial project and is seeking re-entitlement of the Centennial project (“re-entitlement”). We expect that re-entitlement will involve processing project and use entitlements that are substantively similar to the Centennial approvals that were approved by the LA County Board of Supervisors in 2019. In that regard the Company is presently circulating a recirculated partial draft environmental impact report (“RPDEIR”) for public review and comment that is expected to facilitate the consideration of re-entitlement before LA County’s Regional Planning Commission and (ultimately) the Board of Supervisors late this year.
All of these efforts are supported by diverse revenue streams generated from other operations, including: farming, mineral resources, ranch operations, and our various joint ventures.
Our Business
We currently operate in six reporting segments: commercial/industrial real estate development; multifamily; resort/residential real estate development; mineral resources; farming; and ranch operations.
Commercial/Industrial Real Estate
The Commercial/Industrial segment is the Company’s primary revenue and earnings engine, encompassing the full cycle of real estate value creation: planning and permitting of land held for development, construction of infrastructure and buildings (both pre-leased and speculative), and the sale of entitled land parcels to third parties. This segment represents the largest contributor to the Company’s consolidated operating income. In addition to rental revenues, the segment benefits from recurring income streams such as communications leases, a power plant lease, and landscape maintenance fees.
At the heart of the commercial/industrial real estate development segment is TRCC, a 20 million square foot mixed-use development on Interstate 5 just north of the Los Angeles basin. With the completion of Terra Vista at Tejon construction, TRCC is now evolving into a vibrant residential and employment hub, enhancing the interconnectivity of our mixed-use master planned community strategy. Over eight million square feet of industrial, commercial and retail space has already been developed or is under development, including distribution centers for IKEA, Caterpillar, Nestlé, Famous Footwear, L'Oreal, Camping World, Sunrise Brands, Dollar General and RectorSeal. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the West Coast’s principal north-south goods movement corridor.
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
•Five joint ventures with Majestic Realty Co., or Majestic, to develop, manage, and operate five industrial buildings comprised of 2.8 million square feet of industrial space all within TRCC and all fully leased.
•A joint venture, TRC-DP 1, LLC, or the DP1 Joint Venture, with Dedeaux Properties to develop, manage, and operate an industrial building of 510,385 square feet at TRCC-East. On April 28, 2026, we contributed approximately 24.57 acres of land to the DP1 Joint Venture and construction commenced, with occupancy expected in the first quarter of 2027.

Multifamily
In 2021, the Kern County Board of Supervisors approved a Conditional Use Permit authorizing the development of Terra Vista at Tejon, a multifamily apartment community within TRCC consisting of up to 495 units across thirteen buildings, approximately 6,500 square feet of amenity space, and 8,000 square feet of community-serving retail on a 22-acre site immediately north of the Outlets at Tejon. The first phase, completed in 2025, includes 228 units and represents the first newly constructed, professionally managed multifamily community within TRCC, introducing a limited product type to the South Bakersfield submarket.
Leasing commenced in May 2025, and the project was approximately 77% leased as of June 30, 2026, reflecting continued absorption toward stabilization. Terra Vista at Tejon represents the initial residential component of TRCC and is intended to support housing demand from employees working in nearby distribution, retail, hospitality, and service uses, including employees who work at the Hard Rock Casino Tejon. The Company continues to position its multifamily platform to benefit from regional employment growth, while monitoring key operating metrics such as occupancy, leasing activity, renewal rates, concessions, and rental rates, which may fluctuate based on market conditions, competitive supply, and broader economic factors.
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
•The Centennial development is a master planned community development encompassing 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes and 10.1 million square feet of commercial development, including nearly 3,500 affordable units. See Note 11 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for additional information related to current progress on re-entitlement;
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
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, for a more detailed description of our active developments within the resort/residential real estate development segment.
Our mineral resources segment generates recurring royalty income from third-party extraction activities with minimal capital deployment by the Company, such as our lease with National Cement Company of California Inc. These activities leverage the underlying value of our land and represent a natural extension of our land-based business model.
Our farming segment produces revenues from the sale of wine grapes, almonds, and pistachios. As part of our crop segmentation strategy within the farming division, we have initiated the planting of an olive orchard to diversify our commodity portfolio and better position the Company for shifts in market conditions.
Our ranch operations primarily support land stewardship and cost management across our broader landholdings. These activities include infrastructure maintenance and operational oversight of our approximately 270,000 acres and contribute modest operating income.

Summary of Second Quarter and YTD 2026 Performance
For the three months ended June 30, 2026, we had net income attributable to common stockholders of $2,635,000 compared to a net loss attributable to common stockholders of $1,712,000 for the three months ended June 30, 2025. On the revenue side, the primary driver of this $4,347,000 increase in net income was a land sale related to the TRC-DP1, LLC, in addition to higher mineral resources revenues of $279,000 attributed to higher water sales revenue. On the expense side, corporate expenses were $2,061,000 lower than prior period, due to lower compensation expense and the non-recurring nature of shareholders' activism expense incurred in 2025. The above mentioned factors were partially offset by a $408,000 increase in income tax expense, primarily due to a change from a $435,000 income tax expense in the prior period to a $843,000 income tax expense in the current quarter.
For the six months ended June 30, 2026, we had net income attributable to common stockholders of $2,786,000 compared to a net loss attributable to common stockholders of $3,176,000 for the six months ended June 30, 2025. On the revenue side, the primary driver of this $5,962,000 increase in net income was the land sale, increased revenue from our multifamily segment, and higher mineral resources revenues of $1,217,000 attributed to higher water sales revenue. On the expense side, corporate expenses were $4,411,000 lower than prior period, due to lower compensation expense and the non-recurring nature of shareholders' activism expense incurred in 2025. The above mentioned factors were partially offset by a $1,739,000 increase in income tax expense, primarily due to improved operating results.
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
During the six months ended June 30, 2026, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for a discussion regarding newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately, to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation, as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended June 30,			Change
($ in thousands)	2026	2025		$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,141	$1,107		$34	3%
TRCC Leasing	388	342	1	46	13%
TRCC management fees and reimbursements	242	207		35	17%
Commercial leases	143	168		(25)	(15)%
Communication leases	352	333		19	6%
Landscaping and other services	543	562	1	(19)	(3)%
Land sale	6,854	2,373		4,481	189%
Total commercial/industrial revenues	$9,663	$5,092		$4,571	90%
Cost of sales of land	4,854	1,778		3,076	173%
Operating expenses	659	568		91	16%
Selling, general and administrative expenses	602	764		(162)	(21)%
Depreciation and amortization	97	105		(8)	(8)%
Total commercial/industrial expenses	$6,212	$3,215		$2,997	93%
Operating income from commercial/industrial	$3,451	$1,877		$1,574	84%
[1] Prior period's segment activity related to the TRCC Leasing and Landscaping and other services has been recast to conform to the current period presentation.

•Commercial/industrial real estate development segment revenues were $9,663,000 for the three months ended June 30, 2026, compared to $5,092,000 for the same period in 2025, an increase of $4,571,000, or 90%. The increase was primarily attributable to higher land sale activity. During the current-year quarter, the Company completed a $6,854,000 land sale in connection with the TRC-DP1, LLC, compared to land sales of $2,373,000 in the prior-year quarter. Gross profit from land sales was $2,000,000 during the current-year quarter, compared to $595,000 in the prior-year period.
•Excluding land sales, revenues from recurring operations increased $90,000, or 3.3%, to $2,809,000, primarily due to $46,000 increase in TRCC leasing revenues, a $35,000 increase in TRCC management fees and reimbursements, and a $34,000 increase in Pastoria Energy Facility revenues, partially offset by a $25,000 decrease in commercial leasing revenues and a $19,000 decrease in landscaping and other services revenues. Operating income from recurring operations increased $169,000, or 13%, reflecting the increase in recurring revenues and continued expense management.
•Commercial/industrial real estate development segment expenses were $6,212,000 for the three months ended June 30, 2026, compared to $3,215,000 for the same period in 2025, an increase of $2,997,000, or 93.2%. The increase was primarily attributable to higher cost of land sales associated with the current-year quarter land sale. Cost of land sales was $4,854,000 during the current-year quarter, compared to $1,778,000 during the prior-year quarter.
•Excluding cost of land sales, segment expenses decreased $79,000, or 5.5%. Selling, general and administrative expenses decreased $162,000, or 21.0%, primarily due to the reversal of previously recognized stock-based compensation expense during the quarter, which is not indicative of ongoing operating expense levels. Depreciation and amortization expense decreased $8,000. These decreases were partially offset by $91,000, or 16.0%, increase in operating expenses, primarily attributable to professional services related to efforts for obtaining additional financing to fund future infrastructure development at our commerce center.

	Six Months Ended June 30,			Change
($ in thousands)	2026	2025		$	%
Commercial/industrial revenues
Pastoria Energy Facility	$2,289	$2,232		$57	3%
TRCC Leasing	958	890	1	68	8%
TRCC management fees and reimbursements	468	451		17	4%
Commercial leases	272	330		(58)	(18)%
Communication leases	696	643		53	8%
Landscaping and other services	888	927	1	(39)	(4)%
Land sale	6,854	2,373		4,481	189%
Total commercial/industrial revenues	$12,425	$7,846		$4,579	58%
Cost of sales of land	4,854	1,774		3,080	174%
Operating expenses	1,303	1,130		173	15%
Selling, general and administrative expenses	1,533	1,755		(222)	(13)%
Depreciation and amortization	200	212		(12)	(6)%
Total commercial/industrial expenses	$7,890	$4,871		$3,019	62%
Operating income from commercial/industrial	$4,535	$2,975		$1,560	52%
[1] Prior period's segment activity related to the TRCC Leasing and Landscaping and other services has been recast to conform to the current period presentation.
•Commercial/industrial real estate development segment revenues were $12,425,000 for the six months ended June 30, 2026, compared to $7,846,000 for the same period in 2025, an increase of $4,579,000, or 58.4%. The increase was primarily attributable to the second-quarter land sale discussed above. During the six months ended June 30, 2026, the Company completed a $6,854,000 land sale in connection with the TRC-DP1, LLC, compared to land sales of $2,373,000 during the prior-year period.
•Excluding land sales, revenues from recurring operations increased $98,000, or 1.8%, to $5.6 million. The increase was primarily attributable to higher TRCC leasing revenues of $68,000, increased Pastoria Energy Facility revenues of $57,000, higher communication lease revenues of $53,000, and an increase in TRCC management fees and reimbursements of $17,000, partially offset by decreases in commercial lease revenues of $58,000 and landscaping and other services revenues of $39,000. Operating income from recurring operations increased approximately $159,000, or 6.7%, reflecting the increase in recurring revenues and continued expense management.
•Commercial/industrial real estate development segment expenses were $7,890,000 for the six months ended June 30, 2026, compared to $4,871,000 for the same period in 2025, an increase of $3,019,000, or 62%. The increase was primarily attributable to higher cost of land sales associated with the second-quarter land sale discussed above. Cost of land sales was $4,854,000 during the current-year period, compared to $1,774,000 during the prior-year period.
•Excluding cost of land sales, segment expenses decreased $61,000, or 2.0%. Selling, general and administrative expenses decreased $222,000, or 13.0%, primarily due to the reversal of previously recognized stock-based compensation expense during the second quarter of 2026, which is not indicative of ongoing operating expense levels. Depreciation and amortization expense decreased $12,000. These decreases were partially offset by a $173,000, or 15.0%, increase in operating expenses, primarily attributable to higher landscaping services costs.
The logistics operators currently located at TRCC have demonstrated the site’s ability to serve customers throughout California and the broader western United States, and their presence continues to be highlighted in our marketing efforts. We intend to continue emphasizing in our marketing strategy TRCC’s strategic labor and logistics advantages, Kern County’s business-friendly incentive framework, and the operating success of existing tenants and property owners within the development. Our location aligns with a logistics model increasingly used by many companies, which favors large, centralized distribution facilities strategically located to optimize the balance of inbound and outbound efficiencies, rather than numerous smaller, decentralized distribution centers. The presence and performance of major logistics operators at TRCC support this model. In addition, TRCC’s location provides access to nearly 90% of California consumers within a single-day truck turn and to markets of more than 40 million people for next-day delivery service, which we believe supports e-commerce fulfillment operations.
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

We believe the FTZ and AKIP, and our ability to offer fully entitled, shovel-ready land parcels capable of supporting buildings of any size, including buildings of one million square feet or more, provides us with a meaningful marketing advantage. Our marketing efforts are directed primarily toward the Inland Empire region of Southern California, the Santa Clarita Valley of northern Los Angeles County, the northern San Fernando Valley, where the availability of new industrial product is limited and real estate costs remain relatively high, and the San Joaquin Valley of California. We continue to analyze market conditions and evaluate opportunities to expand our portfolio of industrial buildings for lease, either independently or through partnerships, as we have done with buildings developed through our joint ventures.
A potential disadvantage to our development strategy is TRCC’s greater distance from the Ports of Los Angeles and Long Beach as compared to warehouse and distribution facilities in the Inland Empire, a major industrial market east of Los Angeles that continues to expand farther east into areas including Perris, Moreno Valley and Beaumont. However, as Inland Empire development continues to move eastward, the relative disadvantage of TRCC’s distance from the ports may lessen. At the same time, TRCC’s location continues to offer access to major transportation corridors and broad regional consumer markets.
During the quarter ended June 30, 2026, industrial market conditions in Southern California showed signs of stabilization. In the Inland Empire, vacancy declined 30 basis points to 7.8%, the first quarterly improvement in over a year, while net absorption rebounded to approximately 3.1 million square feet following negative absorption in the prior quarter. Average asking rents continued to soften, declining to approximately $0.99 per square foot. Gross leasing activity reached a record 16.7 million square feet, reflecting renewed tenant activity as rental rates moderated.
The San Fernando Valley and Ventura County industrial markets also demonstrated improving fundamentals during the quarter. Combined net absorption totaled approximately 371,000 square feet, reversing negative absorption recorded in the prior quarter. Vacancy improved to 3.8% in the San Fernando Valley and 3.3% in Ventura County, while no new supply was delivered for the third consecutive quarter. Average asking rents remained stable at approximately $1.45 per square foot in the San Fernando Valley and $1.27 per square foot in Ventura County.
See below for the vacancy rates and average asking rent of Inland Empire, North Los Angeles County (San Fernando Valley and Ventura County), Greater Los Angeles, and Southern Central Valley.

	Vacancy Rates			Average Monthly Asking Rent
	June 30, 2026	December 31, 2025	June 30, 2025	June 30, 2026	December 31, 2025	June 30, 2025

Inland Empire	7.8%	7.6%	6.8%	$0.99	$1.04	$1.08
San Fernando Valley and Ventura County (North LA County)	3.6%	3.6%	2.3%	$1.41	$1.42	$1.42
Greater Los Angeles	5.9%	5.7%	4.9%	$1.17	$1.21	$1.30
Southern Central Valley	7.1%	7.6%	7.3%	$0.77	$0.74	$0.75
TRCC	0%	0%	0%	$0.80+	$0.75+	$0.75+

Industrial users seeking larger facilities continue to consider locations further north into neighboring Kern County, including TRCC, as Southern California industrial markets stabilize and leasing activity improves despite higher vacancy rates than recent historical lows. TRCC also competes for tenants seeking alternatives to the Inland Empire and the Santa Clarita Valley. However, there can be no assurance that these factors will offset market vacancy levels, rental rate pressure, regulatory constraints, tenant consolidation trends or competing industrial development.
Given California’s regulators' recent efforts at the local and state levels to tighten restrictions on industrial zoning and specific industrial uses, we anticipate further legislative activity in this area. The Company’s existing and planned developments are designed to align with current regulatory requirements, while incorporating flexibility where possible to adapt to future policy changes. Through our advocacy efforts, Tejon Ranch will engage in policy discussions that support our commercial and industrial development objectives.
We expect our commercial/industrial real estate development segment to continue to incur costs, net of amounts capitalized, primarily related to professional service fees, marketing, planning activities, and personnel as we pursue development opportunities. In addition, capital market conditions remain relatively restrictive, and elevated interest rates and limited construction financing availability may continue to slow commercial real estate development activity in the near term.
The timing and completion of future development projects remain subject to market conditions and other uncertainties. Infrastructure development, marketing activities, and related costs may continue to increase over several years as we develop our landholdings. We will continue to evaluate our land resources to determine their highest and best use. Future land sales will depend on market conditions and the availability of suitable opportunities. Our long-term strategy is to enhance the value of our landholdings through planning and development activities that support future commercial and industrial growth.

Multifamily:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Multifamily revenues	$857	$15	$842	5613%
Operating expenses	334	75	259	345%
Selling, general and administrative expenses	178	106	72	68%
Net operating income (loss)	$345	$(166)	511	(308)%
•Multifamily revenues increased to $857,000 for the three months ended June 30, 2026, from $15,000 in the prior-year period, reflecting increased occupancy following the commencement of leasing activity after the property was placed in service during the second quarter in 2025.
•Multifamily net operating income was $345,000 for the three months ended June 30, 2026, compared to a net operating loss of $(166,000) in the prior-year period. The improvement reflects revenue growth following the commencement of leasing activity, which outpaced increases in property-level operating expenses of $259,000 and selling, general and administrative expenses of $72,000 associated with ongoing operations.
•The Company expects multifamily revenues to continue increasing as leasing activity progresses and occupancy levels improve. As occupancy increases, the Company also expects operating margins to improve as fixed operating costs are spread across a larger leased base.

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Multifamily revenues	$1,553	$15	$1,538	10253%
Operating expenses	701	138	563	408%
Selling, general and administrative expenses	318	234	84	36%
Net operating income (loss)	$534	$(357)	891	(250)%
•Multifamily revenues increased to $1,553,000 for the six months ended June 30, 2026, from $15,000 in the prior-year period, reflecting increased occupancy following the commencement of leasing activities after the property was placed in service during the second quarter of 2025.
•Multifamily net operating income was $534,000 for the six months ended June 30, 2026, compared to a net operating loss of $(358,000) in the prior-year period. The improvement reflects revenue growth following the commencement of leasing activity, which outpaced increases in property-level operating expenses of $563,000 and selling, general and administrative expenses of $84,000 associated with ongoing operations.
•The Company expects multifamily revenues to continue increasing as leasing activity progresses and occupancy levels improve. As occupancy increases, the Company also expects operating margins to improve as fixed operating costs are spread across a larger leased base.
Real Estate – Resort/Residential:
We are in the preliminary stages of property development; hence, no revenues or profits are attributed to this segment.
Resort/residential real estate development segment expenses were $363,000 for the three months ended June 30, 2026, an increase of $59,000 from $304,000 for the three months ended June 30, 2025. The increase was not attributable to any significant fluctuations across individual expense categories.
Resort/residential real estate development segment expenses were $719,000 for the six months ended June 30, 2026, compared to $690,000 for the prior-year period. The modest increase of $29,000, or 4%, reflected normal fluctuations across various operating expense categories, with no individual expense category or operational factor materially affecting the year-over-year comparison.
Our long-term business strategy to develop the master-planned communities of Mountain Village, Centennial, and Grapevine remains unchanged. We believe the fundamental drivers of housing demand in California, including a large and growing population, persistent housing supply constraints, and affordability-driven migration to the suburban and exurban regions of Los Angeles and Kern Counties, continue to support long-term demand for residential development in our markets.

While near-term market conditions, including elevated interest rates and affordability pressures, may affect the pace of housing activity, California’s well-documented housing shortage continues to support the long-term need for additional housing. Accordingly, the majority of expenditures and capital investments within our resort/residential real estate segment remain focused on these three communities.
As development activities progress, we expect to evaluate a variety of financing alternatives to fund future project development, including joint ventures with strategic partners, debt financing, and the potential issuance of additional equity securities.
Mineral Resources:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Mineral resources revenues
Water sales	$195	$—	$195	100%
Oil and gas	221	184	37	20%
Cement	725	693	32	5%
Rock aggregate	648	583	65	11%
Reimbursables and other	—	50	(50)	(100)%
Total mineral resources revenues	$1,789	$1,510	$279	18%
Cost of sales of water	117	(24)	141	(588)%
Operating expenses	333	282	51	18%
Selling, general and administrative expenses	96	188	(92)	(49)%
Depreciation and amortization	344	344	—	—%
Total mineral resources expenses	$890	$790	$100	13%
Operating income from mineral resources	$899	$720	$179	25%
•Mineral resources segment revenues were $1,789,000 for the three months ended June 30, 2026, representing an increase of $279,000, or 18%, from $1,510,000 for the prior-year period. The increase was primarily driven by higher water sales, which increased $195,000 due to higher demand. Rock aggregate revenues increased $65,000, or 11%, reflecting both higher sales volumes and higher average realized prices per ton. Cement revenues increased $32,000, or 5%, driven by higher sales volumes, as average realized prices per ton were essentially unchanged. Oil and gas revenues increased $37,000, or 20%, primarily due to higher production volumes and commodity prices.
•Mineral resources segment expenses were $890,000 for the three months ended June 30, 2026, an increase of $100,000, or 13%, from $790,000 for the prior-year period. The increase was primarily reflected higher costs of water sales of $141,000, consistent with the increase in water sales revenue, and a $51,000 increase in operating expenses, partially offset by a $92,000 decrease in selling, general and administrative expenses. The prior-year period included a net credit to cost of sales of water resulting from a true-up of estimated water delivery costs.

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Mineral resources revenues
Water sales	$2,291	$1,468	$823	56%
Oil and gas	368	380	(12)	(3)%
Cement	1,285	1,137	148	13%
Rock aggregate	1,062	856	206	24%
Reimbursables and other	316	264	52	20%
Total mineral resources revenues	$5,322	$4,105	$1,217	30%
Cost of sales of water	1,741	1,183	558	47%
Operating expenses	637	576	61	11%
Selling, general and administrative expenses	312	429	(117)	(27)%
Depreciation and amortization	688	687	1	—%
Total mineral resources expenses	$3,378	$2,875	$503	17%
Operating income from mineral resources	$1,944	$1,230	$714	58%
•Mineral resources segment revenues were $5,322,000 for the six months ended June 30, 2026, an increase of $1,217,000, or 30%, from $4,105,000 for the prior-year period. The increase was primarily driven by water sales, which increased $823,000, or 56%, due to higher demand. Rock aggregate revenues increased $206,000, or 24%, primarily reflecting higher sales volumes. Cement revenues increased $148,000, or 13%, driven by higher sales volumes, as average realized prices per ton were relatively unchanged. These increases were partially offset by a $12,000, or 3%, decrease in oil and gas revenues, primarily due to lower production volumes and commodity prices.
•Mineral resources segment expenses were $3,378,000 for the six months ended June 30, 2026, an increase of $503,000, or 17%, from $2,875,000 for the prior-year period. The increase primarily reflected higher costs of water sales of $558,000, consistent with the increase in related revenues, and a $61,000 increase in operating expenses, partially offset by a $117,000 decrease in selling, general and administrative expenses.
Demand for the Company's water is influenced by annual State Water Project ("SWP") allocations, hydrologic conditions, and customers' operational needs. Higher SWP allocations generally reduce demand for supplemental water supplies, while lower allocations may increase demand. Accordingly, water sales may fluctuate significantly from period to period and results for the current quarter or year-to-date period are not necessarily indicative of future operating results.
As groundwater regulation in California continues to evolve, particularly under the Sustainable Groundwater Management Act (“SGMA”), we believe our water assets will become increasingly strategic and valuable. These assets include our water banking operations, groundwater recharge capabilities, and access to long-term water supply contracts, including SWP entitlements acquired in prior periods. We expect these resources to play a critical role in supporting our current and future development activities and to provide potential opportunities for incremental revenue through water sales to third parties.
SWP water contracts require annual payments for both fixed and variable costs associated with the SWP and the applicable water districts, regardless of water delivery. In addition to surface water supplies, the Company holds adjudicated groundwater rights, including an annual allocation of 1,634 acre-feet in the Antelope Valley Basin. The Company also has access to groundwater underlying portions of its landholdings, which it believes are sufficient to support planned commercial development along the Interstate 5 corridor, as well as ongoing agricultural operations.

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

Prices for oil and natural gas are subject to volatility due to changes in supply and demand, and other factors beyond the Company's control, including domestic and global inventory levels, geopolitical events, macroeconomic conditions, and regulatory developments. Oil and gas production in California has generally declined in recent years, reflecting a combination of increasing regulatory requirements, natural production declines, reduced capital investment, and other industry factors.
Farming:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Farming revenues
Almonds	$221	$425	$(204)	(48)%
Pistachios	324	—	324	100%
Other	205	182	23	13%
Total farming revenues	$750	$607	$143	24%
Cost of sales	171	443	(272)	(61)%
Selling, general and administrative expenses	93	69	24	35%
Depreciation and amortization	257	312	(55)	(18)%
Direct farming expenses	$521	$824	$(303)	(37)%
Operating income (loss) from farming before fixed water obligations	229	(217)	446	206%
Fixed water obligations	765	673	$92	14%
Operating loss from farming	$(536)	$(890)	$354	(40)%
•Farming segment revenues totaled $750,000 for the three months ended June 30, 2026, an increase of $143,000, or 24%, compared to $607,000 for the prior-year period. The increase was primarily attributable to pricing adjustments recognized on prior-year pistachio crop sales, partially offset by lower almond revenues. During the second quarter of 2026 and 2025, the Company sold approximately 79,000 pounds and 156,000 pounds, respectively, of almond carryover crop.
•Direct farming expenses were $521,000 for the three months ended June 30, 2026, compared to $824,000 for the prior-year period, a decrease of $303,000, or 37%. The decrease was primarily attributable to a $272,000, or 61%, reduction in cost of sales due to lower almond sales and a $55,000, or 18%, decrease in depreciation and amortization expense, partially offset by a $24,000, or 35%, increase in selling, general and administrative expenses.
•Operating income from farming before fixed water obligations was $229,000 for the three months ended June 30, 2026, compared to an operating loss of $217,000 for the prior-year period, an improvement of $446,000. This improvement reflects a $143,000, or 24%, increase in total farming revenues combined with a $303,000, or 37%, decrease in direct farming expenses. The Company believes this measure is useful because it presents the operating performance of farming activities excluding fixed water obligations, which are incurred to preserve the Company's long-term water rights regardless of the level of farming activity.

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Farming revenues
Almonds	$1,026	$1,897	$(871)	(46)%
Pistachios	324	(10)	334	NM
Other	295	276	19	7%
Total farming revenues	$1,645	$2,163	$(518)	(24)%
Cost of sales	790	1,743	(953)	(55)%
Selling, general and administrative expenses	128	106	22	21%
Depreciation and amortization	586	680	(94)	(14)%
Direct farming expenses	$1,504	$2,529	$(1,025)	(41)%
Operating income (loss) from farming before fixed water obligations	$141	$(366)	$507	139%
Fixed water obligations	$1,771	$1,516	$255	17%
Operating loss from farming	$(1,630)	$(1,882)	$252	13%
•Farming segment revenues totaled $1,645,000 for the six months ended June 30, 2026, a decrease of $518,000, or 24%, compared to $2,163,000 for the prior-year period. The decrease was primarily attributable to lower almond revenues resulting from reduced sales of almond carryover crop. During the first six months of 2026 and 2025, the Company sold approximately 343,000 pounds and 727,000 pounds, respectively, of almond carryover crop.
•Direct farming expenses were $1,504,000 for the six months ended June 30, 2026, compared to $2,529,000 for the prior-year period, a decrease of $1,025,000, or 41%. The decrease was primarily attributable to a $953,000, or 55%, reduction in cost of sales due to lower almond sales and a $94,000, or 14%, decrease in depreciation and amortization expense, partially offset by a $22,000, or 21%, increase in selling, general and administrative expenses.
•Operating income from farming before fixed water obligations was $141,000 for the six months ended June 30, 2026, compared to an operating loss of $366,000 for the prior-year period, an improvement of $507,000. This reduction reflects a $518,000, or 24%, decrease in total farming revenues combined with a $1,025,000, or 41%, decrease in direct farming expenses. The Company believes this measure is useful because it presents the operating performance of farming activities excluding fixed water obligations, which are incurred to preserve the Company's long-term water rights regardless of the level of farming activity.
Water holding costs represent fixed costs incurred to maintain the Company's long-term water rights and related infrastructure. These costs are generally incurred regardless of the volume of water purchased or used in farming operations. Accordingly, changes in these costs are not necessarily indicative of changes in farming activity or operating performance but reflect the Company's long-term strategy of preserving water resources to support its agricultural and real estate development operations.
Seasonality
Almond, pistachio, and wine grape sales are seasonal, with the majority of revenues typically generated during the third and fourth quarters of the year. Almonds and pistachios are generally sold at prevailing market prices, while wine grapes are sold under contracted pricing arrangements.
Olive Expansion
During 2026, the Company planted an additional 150 acres of olive orchards, bringing total olive acreage to approximately 300 acres. Olive trees generally require several years to reach commercial production, and accordingly, the newly planted acreage is not expected to generate meaningful revenues in the near term. The expanded olive acreage is expected to further diversify the Company's agricultural commodity mix over the long term.
Weather Conditions
Weather conditions can significantly affect chill accumulation during dormancy, a period critical to tree and vine development. Winter conditions generally provided adequate chill accumulation for the Company's almond and pistachio orchards. Significant rainfall during the February 2026 almond bloom created less favorable pollination conditions, and because harvest has not yet begun, the Company cannot yet determine the impact of these conditions on its crop yields.
Input Costs

The Company continues to monitor broader macroeconomic and geopolitical developments that may affect production costs. Labor costs, including both employees and contract labor, have continued to increase, and the Company expects this trend to continue in the near term. The Company utilizes contract labor for seasonal activities, including pruning and harvesting, to supplement its workforce. In addition, fertilizer, chemicals, fuel, and other agricultural inputs remain subject to price volatility. Although the Company seeks to manage these costs through operational planning and procurement strategies, continued increases in input costs could adversely affect operating results.
Water
The long-term effects of California's groundwater management laws on future agricultural production and new plantings remain uncertain. In addition, water availability continues to be a long-term consideration for agricultural operations throughout California. Limitations on State Water Project deliveries, particularly during drought conditions, could adversely affect agricultural production. Based on currently available water supplies and water resources, however, the Company believes it has sufficient water to meet its anticipated agricultural requirements for the 2026 crop year.
Ranch Operations:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Ranch operations revenues
Game management and other [1]	$533	$519	$14	3%
Grazing	667	564	103	18%
Total ranch operations revenues	$1,200	$1,083	$117	11%
Operating expenses	1,129	1,067	62	6%
Selling, general and administrative expenses	75	171	(96)	(56)%
Depreciation and amortization	89	97	(8)	(8)%
Total ranch operations expenses	$1,293	$1,335	$(42)	(3)%
Operating loss from ranch operations	$(93)	$(252)	$159	(63)%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
•Ranch operations revenues totaled $1,200,000 for the three months ended June 30, 2026, an increase of $117,000, or 11%, from $1,083,000 for the prior-year period. The increase was primarily driven by a $103,000 increase in grazing revenues, reflecting higher cattle prices. Game management and other revenues also increased due to higher guided hunt and membership revenues during the period.
•Ranch operations expenses were $1,293,000 for the three months ended June 30, 2026, a decrease of $42,000, or 3%, from $1,335,000 for the prior-year period. The decrease was primarily attributable to a $96,000 reduction in selling, general and administrative expenses, reflecting lower allocated overhead costs, partially offset by a $62,000 increase in operating expenses.

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Ranch operations revenues
Game management and other [1]	$1,481	$1,250	$231	18%
Grazing	1,336	1,137	199	18%
Total ranch operations revenues	$2,817	$2,387	$430	18%
Operating expenses	2,101	2,074	27	1%
Selling, general and administrative expenses	228	342	(114)	(33)%
Depreciation and amortization	177	192	(15)	(8)%
Total ranch operations expenses	$2,506	$2,608	$(102)	(4)%
Operating income (loss) from ranch operations	$311	$(221)	$532	(241)%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
•Ranch operations revenues totaled $2,817,000 for the six months ended June 30, 2026, an increase of $430,000, or 18%, from $2,387,000 for the prior-year period. The increase was primarily attributed to a $231,000 increase in game management and other revenues, reflecting higher guided hunt and membership revenues, as well as a $199,000 increase in grazing revenues driven by more favorable cattle prices.
•Ranch operations expenses were $2,506,000 for the six months ended June 30, 2026, a decrease of $102,000, or 4%, from $2,608,000 for the prior-year period. The decrease was primarily attributable to a $114,000 reduction in selling, general and administrative expenses, reflecting lower allocated overhead costs.
Corporate and Other:
Corporate general and administrative costs were $2,839,000 for the three months ended June 30, 2026, a decrease of $2,061,000, from $4,900,000 for the prior-year period. The decrease was primarily driven by a $2,138,000 reduction in shareholder-related expenses, reflecting the non-recurrence of shareholder activism advisory costs incurred in the prior-year period. Excluding this item, corporate general and administrative expense was relatively flat, as a $400,000 decrease in compensation expense, primarily a $284,000 reduction in salaries and related payroll overhead, net of amounts transferred to project costs, reflecting cost savings from a streamlined workforce.
Corporate general and administrative costs were $4,725,000 for the six months ended June 30, 2026, a decrease of $4,411,000, from $9,136,000 for the prior-year period. The decrease was primarily driven by a $3,115,000 reduction in shareholder-related expenses, reflecting the non-recurrence of shareholder activism advisory costs incurred in the prior-year period. Compensation expense decreased $1,795,000, driven in part by certain discrete items, including a $406,000 reduction in stock-based compensation resulting from the reversal of performance share awards that did not meet target performance conditions, the absence of a $300,000 bonus paid to the outgoing Chief Executive Officer in the prior-year period, and the reversal of approximately $300,000 of previously accrued bonuses due to lower-than-expected payouts. Excluding these items, compensation expense decreased approximately $789,000, primarily due to a $504,000 reduction in salaries, net of amounts transferred to project costs, reflecting cost savings from a streamlined workforce, and a $222,000 reduction in related payroll overhead costs.
Total other income was $29,000 for the three months ended June 30, 2026, a decrease of $193,000 from $222,000 for the same period in 2025, primarily due to lower investment income as a result of a lower average invested balance.
Total other income was $79,000 for the six months ended June 30, 2026, a decrease of $413,000 from $492,000 for the same period in 2025, primarily due to lower investment income as a result of a lower average invested balance.
Depreciation for our multifamily segment was $516,000 for the three months ended June 30, 2026, an increase of $376,000 from $140,000 for the same period in 2025. Terra Vista was constructed in phases, and depreciation commenced on each building as it was completed and placed in service, beginning in the second quarter of 2025, with the final building delivered in October 2025. The increase therefore reflects a full quarter of depreciation on all completed buildings in 2026, compared with a partial period of depreciation on only the initial buildings in 2025.
Depreciation for our multifamily segment was $1,033,000 for the six months ended June 30, 2026, an increase of $893,000 from $140,000 for the same period in 2025. As discussed above, the buildings within Terra Vista were completed and placed in service in phases beginning in the second quarter of 2025, with the final building delivered in October 2025. The increase reflects a full six months of depreciation on all completed buildings in 2026, compared with depreciation on only the initial buildings from their respective in-service dates in 2025.

Joint Ventures:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$2,210	$2,091	$119	6%
TRCC/Rock Outlet Center LLC	(229)	(503)	274	54%
TRC-MRC 1, LLC	251	244	7	3%
TRC-MRC 2, LLC	530	484	46	10%
TRC-MRC 3, LLC	129	121	8	7%
TRC-MRC 4, LLC	107	72	35	49%
TRC-MRC 5, LLC	102	46	56	122%
Total equity in earnings	$3,100	$2,555	$545	21%
•Equity in earnings was $3,100,000 for the three months ended June 30, 2026, an increase of $545,000, or 21%, from $2,555,000 for the prior-year period. The increase was primarily attributable to improved results at the TRCC/Rock Outlet Center LLC joint venture, where the equity loss narrowed by $274,000, due to the absence of a tenant turnover write-down recognized during the second quarter of 2025. Equity in earnings from the Petro Travel Plaza Holdings, LLC joint venture also increased by $119,000, primarily reflecting improved operating margins. In addition, the TRC-MRC joint ventures collectively reported higher equity in earnings, primarily reflecting improved operating performance.

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$2,626	$2,624	$2	—%
TRCC/Rock Outlet Center LLC	(410)	(868)	458	53%
TRC-MRC 1, LLC	491	463	28	6%
TRC-MRC 2, LLC	1,058	1,022	36	4%
TRC-MRC 3, LLC	255	244	11	5%
TRC-MRC 4, LLC	208	177	31	18%
TRC-MRC 5, LLC	162	51	111	218%
Total equity in earnings	$4,390	$3,713	$677	18%
•Equity in earnings was $4,390,000 for the six months ended June 30, 2026, an increase of $677,000, or 18%, from $3,713,000 for the prior-year period. The increase was primarily attributable to improved results at the TRCC/Rock Outlet Center LLC joint venture, where the equity loss narrowed by $458,000, due to the absence of a tenant turnover write-down recognized during the second quarter of 2025. The increase also reflected an aggregate $217,000 increase in equity in earnings from the TRC-MRC joint ventures, while equity in earnings from Petro Travel Plaza Holdings, LLC was essentially unchanged from the prior-year period.
Please refer to "Non-GAAP Financial Measures" for further financial discussion of the results of our joint ventures.
General Outlook
Our operations are seasonal in nature, and accordingly, results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Historically, a substantial portion of our farming revenues has been generated during the third and fourth quarters of the fiscal year due to the timing of harvests and crop sales. In contrast, non-contracted water sales typically occur in the first quarter of the fiscal year and may vary significantly depending on hydrological conditions. In periods of drought, demand for water may increase, resulting in higher water sales, whereas wetter conditions may reduce demand.
In addition, our real estate development, sales, and leasing activities are inherently variable and depend on market conditions, the timing of transactions, and the availability of suitable opportunities. As a result, revenues and operating results related to these activities may fluctuate significantly from period to period, making comparisons between interim periods less meaningful.

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. For further discussion, please refer to Note 11 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.
Income Taxes
For the six months ended June 30, 2026, we had an income tax expense of $902,000 compared to a benefit of $837,000 for the six months ended June 30, 2025. The effective tax rates were 24% and 21% for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had income taxes receivable of $590,000. We classify interest and penalties incurred on tax payments as income tax expenses. Our effective tax rates differ from statutory rates primarily because of permanent differences related to Internal Revenue Code Section 162(m), state taxes and mineral depletion. The Internal Revenue Code Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts and Jobs Act.

Liquidity and Capital Resources
Our financial position allows us to pursue our long-term strategies, including the continued development of TRCC, funding of operating activities, land entitlement, real estate development, and conservation. Accordingly, we have established priorities for the deployment of available capital, including investing in core operating segments to support long-term profitable growth. Our primary sources of liquidity include cash generated from operations, distributions from our unconsolidated joint ventures, investment proceeds, and borrowings under our revolving credit facilities. In the past, we have also issued common stock to fund capital investment activities. Our liquidity may fluctuate throughout the year due to seasonal production cycles within our farming segment, weather conditions, and market demand for our agricultural and real estate products. To meet working capital requirements and fund agricultural and development activities, we utilize our revolving credit facilities as needed.
We expect to continue investing in the vertical development of our commercial and industrial real estate projects. We also expect to invest in our real estate segments to secure land entitlement approvals, construct infrastructure, develop income-producing assets, maintain adequate water resources, and support other development activities. Within our farming segment, we will continue to invest in projects that improve operating efficiency and enhance long-term productivity when economically justified. During 2026, we planted an additional 150 acres of olive orchards, bringing total olive acreage to approximately 300 acres. While the newly planted acreage is not expected to generate meaningful revenues for several years, the investment is intended to further diversify the Company's agricultural commodity mix and support long-term production.
We believe our existing cash balances, projected cash flows from operations, distributions from joint ventures, and available borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated capital expenditures, debt service obligations, and working capital requirements for at least the next 12 months. We also expect cash flows from operations, joint venture distributions, and available borrowing capacity to provide ongoing liquidity beyond the next 12 months. In addition, we have the ability to manage the timing of certain capital expenditures and other investing activities, as necessary, to align with our liquidity requirements.
Our cash, cash equivalents and marketable securities totaled approximately $15,057,000 as of June 30, 2026, a decrease of $9,837,000 from $24,894,000 as of December 31, 2025.
The following table shows our cash flow activities for the six months ended June 30, 2026:

(in thousands)	2026	2025
Operating activities	$4,610	$(1,726)
Investing activities	$(11,217)	$(49,551)
Financing activities	$953	$14,510

Operating Activities
During the first six months of 2026, our operations provided $4,610,000, largely attributable to improved segment results and higher distribution of earnings from unconsolidated joint ventures.
During the first six months of 2025, our operations used $1,726,000, largely attributable to cash used to settle our current liabilities balance including liability classified stock compensation awards of $1,831,000.

Investing Activities
During the first six months of 2026, investing activities used $11,217,000. The decrease in cash used for investing activities is primarily related to the completed construction of Terra Vista at Tejon project.
We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $12,437,230 in the first six months of 2026. These expenditures include $3,674,000 on infrastructure improvements at TRCC-East, $1,229,000 and $1,738,000 on permitting efforts for MV and Grapevine, respectively, and $2,444,000 on re-entitlement costs for Centennial.
Discretionary project expenditures decreased by approximately $485,000, or 18%, compared to the prior-year period, reflecting targeted spending on priority initiatives. Of the $2,444,000 incurred for Centennial, approximately $833,000 related to direct re-entitlement process. Excluding Centennial-related expenditures, discretionary project expenditures decreased by approximately $24,000, or 1.9%, compared to the prior-year period, consistent with our ongoing focus on liquidity management and cost discipline.
We continue to actively manage capital deployment across projects, prioritizing required entitlement preservation and legal obligations while reducing discretionary development expenditures. We expect permitting-related expenditures for MV to remain at reduced levels unless development activity accelerates.
Within our farming segment, we incurred cash outlays of $3,165,000, including $1,327,000 related to olive production, as well as cultural costs for crops currently classified as under development, and replacement of machinery and equipment. During the period, the farming segment capitalized approximately $470,000 of irrigation water costs related to crops under development, as those costs are attributable to orchards that have not yet reached commercial production. Additionally, we used $5,842,000 to acquire water assets. We had marketable securities of $9,566,000 that matured, and we reinvested $5,416,000.
During the first six months of 2025, investing activities used $49,551,000. We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $37,146,000 for real estate development. At TRCC, we spent $22,850,000 of construction cost on Terra Vista at Tejon and $5,663,000 on infrastructure improvements at TRCC-East. We also spent $1,469,000 and $1,073,000 on permitting efforts for MV and Grapevine, respectively, and $1,863,000 on litigation defense for Centennial. Within our farming segment, we spent $3,752,000, which included cultural costs for orchards currently classified as under development and replacement of machinery and equipment. Additionally, we used $9,519,000 to acquire water assets. We had marketable securities of $23,655,000 that matured, and we reinvested $26,652,000. Lastly, we received proceeds of $310,000 from joint venture distributions.
As we move forward, we anticipate we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments, including the investments summarized below.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2026 is primarily related to our real estate projects. These estimated investments include $8,870,000 of infrastructure development at TRCC-East to support the continued commercial retail and industrial development, water treatment system improvements, and expansion of the wastewater treatment plant for future anticipated absorption, a substantial portion of which is expected to be reimbursed through the CFD bond proceeds. We also expect to invest up to $7,112,000 for land planning, re-entitlement, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2026.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2026 and 2025, was $1,996,000 and $1,961,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects, which aggregated $855,000 and $1,098,000 for the six months ended June 30, 2026 and 2025, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first six months of 2026, financing activities provided $953,000, which was primarily attributable to borrowings on the line of credit of $2,000,000 to fund the cash needs of various segments as well as our ongoing development projects. This was partially offset by the tax payments on vested share grants of $1,047,000.
During the first six months of 2025, financing activities provided $14,510,000, which was attributable to borrowings on the line of credit of $15,000,000 to fund construction projects and other ongoing development such as Terra Vista and TRCC infrastructure, partially offset by the tax payments on vested share grants of $490,000.

Cash flows and earnings may fluctuate from period to period due to the commodity-driven nature of our farming and mineral operations and the timing of sales and leasing activity within our development projects. Some farming crops, notably pistachios, bear in alternate years which results in reduced revenues for those years. Development timelines, market conditions, and the time required to negotiate transactions can cause variability in reported results across periods. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on current projections and available liquidity, management expects to maintain sufficient cash resources to fund internal operations over the next 12 months. As we move forward with the re-entitlement, permitting and engineering design for our master planned communities and prepare to move into the development stage, we may need to secure additional funding in the long-term through either the issuance of equity and/or by securing other forms of financing such as joint ventures equity and debt financing.
Capital Structure and Financial Condition
At June 30, 2026, total capitalization at book value was $588,855,000, consisting of $95,942,000 of debt and $492,913,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 16.3%, representing an increase compared to the debt-to-total-capitalization ratio of 14.4% at June 30, 2025.
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
To maintain availability of funds, undrawn amounts under the RCL will accrue an unused fee of 15 basis points per annum except that, for the LOC Sub-Facility, TRC will incur a fee of 2.00% per annum for each letter of credit issued to TRC. TRC’s ability to borrow/draw additional funds is subject to compliance with certain financial and other covenants, some of which are further described below, and the continuing accuracy of certain representations and warranties contained in the Revolving Credit Facility. Currently, there are no letters of credit outstanding.
The interest rate per annum applicable to the Revolving Credit Facility is one-month term SOFR plus an interest rate spread that is based on TRC’s consolidated net liabilities to equity ratio (NLER). The interest rate spread for the NLER has three tiers: (1) 2.75% if the NLER is 55% or more; (2) 2.5% if the NLER is between 35% and less than 55%; and (3) 2.25% if the NLER is less than 35%. The interest rate spread in the previous sentence may effectively be reduced by applying a patronage credit for TRC’s participation in the farm credit program, which patronage credit historically has been (for reference and information purposes only and not as a guarantee of future patronage credit) between 100-125 basis points. The Administrative Agent pays the patronage credit annually in the form of a dividend. As of June 30, 2026, the Company's NLER was in tier 3, or less than 35%, and the applicable interest rate spread was 2.25%. We received partial patronage credit in February 2026 of $646,000 which represents 125 basis points from the primary lender, and the remaining patronage credit in March 2026 for $310,000 which represents 100 basis points from the other participating lenders.
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
At June 30, 2026 and December 31, 2025, we were in compliance with all financial covenants.
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
As noted above, at June 30, 2026 we had $15,057,000 in cash and securities and $64,058,000 available on our RLC to meet any short-term liquidity needs. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
We continue to expect that substantial investments will be required to develop our land assets. To meet these capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives, such as joint ventures with financial partners, sales of assets, and/or the issuance of common stock. As we progress through 2026, we will be evaluating various options for funding the potential start of development projects. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of June 30, 2026, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments [1]	1,518,456	3,681	29,683	31,492	1,453,600
Revolving line-of-credit	95,942	—	95,942	—	—
Cash contract commitments	15,802	14,731	—	1,071	—
Defined Benefit Plan	5,755	511	1,007	1,089	3,148
SERP	5,153	575	1,123	1,076	2,379
Total contractual obligations	$1,641,108	$19,498	$127,755	$34,728	$1,459,127
[1] Amount represents Nickel Family water contract payments through 2044 and SWP contract payments through 2085, assuming 3% of escalation on payment each year. For the most significant component, the WRMWSD contract payment, we used an average of the actual water payments for the past five years (2021-2025) as base year, or $5.37 million, escalating 3% each year, to derive at the number disclosed.

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

Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. Also, included in the cash contract commitments are estimated fees earned in 2014 by a consultant, related to the entitlement of the Grapevine Development Area. The Company exited a consulting contract in 2014 related to the Grapevine Development and is obligated to pay an earned incentive fee at the time of successful receipt of all project permits and entitlements and at a value measurement date five years after entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. The Company believes that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
As discussed in Note 12 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from us to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from us that are in the SERP program. We don't expect to make contributions in 2026.
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
As of June 30, 2026, aggregate outstanding debt of unconsolidated joint ventures was $213,445,000; $19,899,000 of this debt was attributable to the loan for TRCC/Rock Outlet Center LLC joint venture. This loan was 100% guaranteed at June 30, 2026. All other outstanding debt attributed to our joint ventures have met their respective debt covenants, and hence were not subject to an effective guarantee at June 30, 2026. We do not provide a guarantee on the $10,649,000 of debt related to our joint venture with TA/Petro.

Non-GAAP Financial Measures
EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance. We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense and certain identified non-recurring items that are not indicative of our on-going operations or that may obscure our underlying results and trends. We believe EBITDA and Adjusted EBITDA provide investors relevant and useful information, when reconciled to their most comparable GAAP financial measure, because they permit investors to view income from our operations on an unleveraged basis, before the effects of taxes, depreciation and amortization, and stock compensation expense and other items impacting comparability. By excluding interest expense and income, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other companies without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. In addition, the Company excludes certain items impacting comparability, such as shareholder activism advisory costs to provide investors with a clearer understanding of the Company’s core operating performance across periods. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net (loss) income or cash flows from operations as defined by GAAP. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies. The following table reconciles EBITDA and Adjusted EBITDA to Net income, the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss)	$2,634	$(1,713)	$2,784	$(3,179)
Net loss attributable to non-controlling interest	(1)	(1)	(2)	(3)
Interest, net
Consolidated	(111)	(226)	(253)	(572)
Our share of interest expense from unconsolidated joint ventures	1,430	1,473	2,827	2,934
Total interest, net	1,319	1,247	2,574	2,362
Income tax provision (benefit)	843	435	902	(837)
Depreciation and amortization:
Consolidated	1,391	1,095	2,864	2,110
Our share of depreciation and amortization from unconsolidated joint ventures	1,668	1,738	3,334	3,432
Total depreciation and amortization	3,059	2,833	6,198	5,542
EBITDA	7,856	2,803	12,460	3,891
Stock compensation expense	530	624	712	1,290
Items impacting comparability:
Shareholder activism expense [1]	—	2,316	—	3,399
Adjusted EBITDA	$8,386	$5,743	$13,172	$8,580
[1] Represents advisory fees related to the contested board election and proxy defense.
NOI is a non-GAAP financial measure calculated as operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding general and administrative expenses, interest expense, depreciation and amortization, and gain or loss on sales of real estate. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. The following tables reconcile operating income to NOI.

In connection with the segment reporting change described in Note 13 (Reporting Segments and Related Information), under which multifamily operations are presented as a separate reporting segment, net operating income for the prior-year periods has been recast to exclude the results of the multifamily operations previously included within the commercial/industrial real estate development segment. As a result, commercial/industrial net operating income for the three and six months ended June 30, 2025 presented herein differs from the amounts previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Commercial/Industrial operating income	$3,451	$1,877	$4,535	$2,976
Plus: Commercial/Industrial depreciation and amortization	97	105	200	212
Plus: General, administrative, cost of sales and other expenses	1,059	1,151	2,447	2,539
Less: Other revenues including land sales	(2,663)	(1,222)	(3,274)	(1,885)
Total Commercial/Industrial net operating income	$1,944	$1,911	$3,908	$3,842

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Net operating income	2026	2025	2026	2025
Pastoria Energy Facility	$1,187	$1,154	$2,383	$2,326
TRCC	328	306	690	647
Communication leases	347	329	684	632
Other commercial leases	82	122	151	237
Total Commercial/Industrial net operating income	$1,944	$1,911	$3,908	$3,842

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Earnings of unconsolidated joint ventures	$5,463	$4,412	$7,905	$6,551
Interest expense of unconsolidated joint ventures	2,827	2,911	5,597	5,796
Operating income of unconsolidated joint ventures	8,290	7,323	13,502	12,347
Depreciation and amortization of unconsolidated joint ventures	3,187	3,308	6,372	6,534
Net operating income of unconsolidated joint ventures	$11,477	$10,631	$19,874	$18,881

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
Our current RCL has a $95,942,000 outstanding balance. The interest rate on this line of credit can float at a rate equal to one-month term SOFR plus 2.25%, before patronage, for an effective rate of 5.95% at June 30, 2026. During the term of this RCL (which matures in January 2029), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary outstanding balances.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2026
(In thousands except percentage data)

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Assets:
Marketable securities	$5,495	$5,727	$—	$—	$—	$—	$11,222	$11,187
Weighted average interest rate	3.70%	3.54%	—%	—%	—%	—%
Liabilities:
Revolving line-of-credit	$—	$—	$—	$95,942	$—	$—	$95,942	$95,942
Weighted average interest rate[1]	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%. The all-in rate was 5.95% as of June 30, 2026, before patronage.

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2025
(In thousands except percentage data)

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Assets:
Marketable securities	$14,598	$758	$—	$—	$—	$—	$15,356	$15,370
Weighted average interest rate	3.89%	4.52%	—%	—%	—%	—%	3.92%
Liabilities:
Revolving line-of-credit	$—	$—	$—	$93,942	$—	$—	$93,942	$93,942
Weighted average interest rate[1]	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%, and the rate was 6.15% as of December 31, 2025, before patronage.
Commodity Price Exposure
Farming inventories and accounts receivable are exposed to adverse price fluctuations. Farming inventories consist of farming, cultural, and processing costs associated with crop production. Farming inventory costs are recorded as incurred. Historically, these costs have been recovered through crop sales occurring after harvest.
As of June 30, 2026, there were no receivables that were subject to commodity price fluctuations given there was no pistachio yield in 2025.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None
(b) Not applicable.
(c) None.

Item 6. Exhibits:
3.1	#	Restated Certificate of Incorporation of Tejon Ranch Co., as filed with the Secretary of State of the State of Delaware on May 27, 2026
31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act.
31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act.
32	#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act.
101.SCH	#	XBRL Instance Document.
101.CAL	#	XBRL Taxonomy Extension Schema Document.
101.DEF	#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	#	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	#	XBRL Taxonomy Extension Label Linkbase Document.
104		XBRL Taxonomy Extension Presentation Linkbase Document.
Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*		Management contract, compensatory plan or arrangement.
#		Filed herewith
##		Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

August 6, 2026	/s/ Matthew H. Walker
Date	Matthew H. Walker
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2026	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Chief Financial Officer, Treasurer, Senior Vice President, Finance and Chief Accounting Officer
(Principal Financial and Accounting Officer)