Form 10-Q
period 2026-09-30
TEJON RANCH CO
filed 2026-11-05
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on November 3, 2026 was 27,034,253.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,605	$9,524
Marketable securities - available-for-sale	6,187	15,370
Accounts receivable	14,509	9,389
Inventories	5,768	3,347
Prepaid expenses and other current assets	1,128	1,632
Total current assets	30,197	39,262
Real estate and improvements - held for lease, net	79,232	79,177
Real estate development (includes $132,227 at September 30, 2026 and $128,549 at December 31, 2025, attributable to CFL (Note 14))	366,853	356,567
Property and equipment, net	60,847	59,311
Investments in unconsolidated joint ventures	42,941	29,986
Net investment in water assets	64,366	62,593
Other assets	2,902	3,573
TOTAL ASSETS	$647,338	$630,469

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$7,462	$5,240
Accrued liabilities and other	4,635	2,188
Deferred income	3,384	2,062
Income taxes payable	847	—
Total current liabilities	16,328	9,490
Revolving line of credit	94,442	93,942
Long-term deferred gains	13,934	10,935
Deferred tax liability	9,834	9,849
Other liabilities	15,951	15,697
Total liabilities	150,489	139,913
Commitments and contingencies (Note 11)
Equity:
Tejon Ranch Co. stockholders’ equity
Common stock, $0.50 par value per share:
Authorized shares - 50,000,000
Issued and outstanding shares - 27,021,444 at September 30, 2026 and 26,916,837 at December 31, 2025	13,510	13,460
Additional paid-in capital	350,444	350,242
Accumulated other comprehensive loss	(218)	(177)
Retained earnings	117,759	111,673
Total Tejon Ranch Co. stockholders’ equity	481,495	475,198
Non-controlling interest	15,354	15,358
Total equity	496,849	490,556
TOTAL LIABILITIES AND EQUITY	$647,338	$630,469
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Real estate - Commercial/Industrial	$3,244	$2,943	$15,669	$10,789
Multifamily	924	181	2,477	196
Mineral resources	3,963	3,172	9,285	7,277
Farming	12,628	4,335	14,273	6,498
Ranch operations	1,853	1,338	4,670	3,725
Total revenues	22,612	11,969	46,374	28,485
Costs and expenses:
Real estate - Commercial/Industrial	1,527	1,498	9,417	6,369
Multifamily	1,227	650	3,279	1,162
Real estate - Resort/Residential	427	318	1,146	1,008
Mineral resources	2,308	2,121	5,686	4,996
Farming	11,184	5,362	14,459	9,407
Ranch operations	1,324	1,176	3,830	3,784
Corporate expenses	2,242	2,868	6,967	12,004
Total costs and expenses	20,239	13,993	44,784	38,730
Operating income (loss)	2,373	(2,024)	1,590	(10,245)
Other income:
Investment income	97	177	350	749
Other loss, net	(67)	(9)	(241)	(89)
Total other income, net	30	168	109	660
Income (loss) before equity in earnings of unconsolidated joint ventures and income tax expense (benefit)	2,403	(1,856)	1,699	(9,585)
Equity in earnings of unconsolidated joint ventures, net	2,332	2,555	6,722	6,268
Income (loss) before income tax expense (benefit)	4,735	699	8,421	(3,317)
Income tax expense (benefit)	1,437	(972)	2,339	(1,809)
Net income (loss)	3,298	1,671	6,082	(1,508)
Net (loss) income attributable to non-controlling interest	(2)	1	(4)	(2)
Net income (loss) attributable to common stockholders	$3,300	$1,670	$6,086	$(1,506)
Net income (loss) per share attributable to common stockholders, basic	$0.12	$0.06	$0.23	$(0.06)
Net income (loss) per share attributable to common stockholders, diluted	$0.12	$0.06	$0.22	$(0.06)

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$3,298	$1,671	$6,082	$(1,508)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(9)	14	(56)	—
Other comprehensive (loss) income before taxes	(9)	14	(56)	—
Income tax benefit (expense) related to other comprehensive loss items	2	(4)	15	—
Other comprehensive (loss) income	(7)	10	(41)	—
Comprehensive income (loss)	3,291	1,681	6,041	(1,508)
Comprehensive (loss) income attributable to non-controlling interests	(2)	1	(4)	(2)
Comprehensive income (loss) attributable to common stockholders	$3,293	$1,680	$6,045	$(1,506)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income (loss)	$6,082	$(1,508)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,992	3,800
Amortization of discount of marketable securities	(22)	(154)
Equity in earnings of unconsolidated joint ventures, net	(6,722)	(6,268)
Non-cash retirement plan expense	313	321
Non-cash profits recognized from land contribution [2]	(1,999)	—
Deferred income taxes	—	(31)
Stock compensation expense	1,243	1,157
Excess tax provision from stock-based compensation	—	31
Distribution of earnings from unconsolidated joint ventures	3,318	2,815
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	(3,841)	(1,381)
Current liabilities	3,895	(2,888)
Net cash provided by (used in) operating activities	7,259	(4,106)
Investing Activities
Maturities and sales of marketable securities	14,566	29,508
Funds invested in marketable securities	(5,416)	(32,387)
Real estate development expenditures [1]	(8,505)	(6,714)
Real estate expenditures - to be held for lease [1]	(6,585)	(37,149)
Property and equipment expenditures [1]	(4,557)	(5,530)
Reimbursement proceeds from Community Facilities District	—	5,559
Proceeds from sale of property, plant and equipment	—	44
Investment in unconsolidated joint ventures	(2,947)	(1,278)
Distribution of equity from unconsolidated joint ventures	3,689	773
Investments in water assets	(4,420)	(8,926)
Other	44	—
Net cash used in investing activities	(14,131)	(56,100)
Financing Activities
Borrowings on line of credit	9,000	25,000
Repayments on line of credit	(8,500)	—
Taxes on vested stock grants	(1,047)	(490)
Net cash (used in) provided by financing activities	(547)	24,510
Decrease in cash, cash equivalents, and restricted cash	(7,419)	(35,696)
Cash, cash equivalents, and restricted cash at beginning of period	10,024	39,767
Cash, cash equivalents, and restricted cash at end of period	$2,605	$4,071

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$2,605	$3,571
Restricted cash (Shown in prepaid expenses and other current assets)	—	500
Total cash, cash equivalents, and restricted cash	$2,605	$4,071

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$2,561	$2,054
Accrued long-term water assets included in current liabilities	$903	$852
Contribution of land to unconsolidated joint venture[2]	$9,852	$—
Long term deferred profit on land contribution[2]	$2,999	$—

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

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, June 30, 2026	27,004,897	13,504	$349,805	$(211)	$114,459	$477,557	$15,356	$492,913
Net income (loss)	—	—	—	—	3,300	3,300	(2)	3,298
Other comprehensive loss	—	—	—	(7)	—	(7)	—	(7)
Restricted stock issuance	16,547	6	(6)	—	—	—	—	—
Stock compensation	—	—	645	—	—	645	—	645
Balance, September 30, 2026	27,021,444	$13,510	$350,444	$(218)	$117,759	$481,495	$15,354	$496,849

Balance, June 30, 2025	26,880,668	$13,441	$349,592	$77	$108,422	$471,532	$15,359	$486,891
Net income	—	—	—	—	1,670	1,670	1	1,671
Other comprehensive income	—	—	—	10	—	10	—	10
Restricted stock issuance	13,287	6	(6)	—	—	—	—	—
Stock compensation	—	—	18	—	—	18	—	18
Balance, September 30, 2025	26,893,955	$13,447	$349,604	$87	$110,092	$473,230	$15,360	$488,590

See accompanying notes.

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2025	26,916,837	$13,460	$350,242	$(177)	$111,673	$475,198	$15,358	$490,556
Net income (loss)	—	—	—	—	6,086	6,086	(4)	6,082
Other comprehensive loss	—	—	—	(41)	—	(41)	—	(41)
Restricted stock issuance	161,229	78	(78)	—	—	—	—	—
Stock compensation	—	—	1,299	—	—	1,299	—	1,299
Shares withheld for taxes and tax benefit of vested shares	(56,622)	(28)	(1,019)	—	—	(1,047)	—	(1,047)
Balance, September 30, 2026	27,021,444	$13,510	$350,444	$(218)	$117,759	$481,495	$15,354	$496,849

Balance, December 31, 2024	26,822,768	$13,412	$348,497	$87	$111,598	$473,594	$15,362	$488,956
Net loss	—	—	—	—	(1,506)	(1,506)	(2)	(1,508)
Other comprehensive loss	—	—	—	—	—	—	—	—
Restricted stock issuance	102,690	51	(51)	—	—	—	—	—
Stock compensation	—	—	1,632	—	—	1,632	—	1,632
Shares withheld for taxes and tax benefit of vested shares	(31,503)	(16)	(474)	—	—	(490)	—	(490)
Balance, September 30, 2025	26,893,955	$13,447	$349,604	$87	$110,092	$473,230	$15,360	$488,590
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
The periods ended September 30, 2026 and 2025 include the consolidation of CFL’s statements of operations within the Resort/Residential real estate development segment, statements of changes in equity, and statements of cash flows. The Company’s September 30, 2026 and December 31, 2025 balance sheets are presented on a consolidated basis, including the consolidation of CFL.
The Company has identified six reportable segments: Commercial/Industrial real estate development, Multifamily, Resort/Residential real estate development, Mineral Resources, Farming, and Ranch Operations. Information for the Company’s reportable segments is presented in its Consolidated Statements of Operations. The Company’s reportable segments follow the same accounting policies used for the Company’s consolidated financial statements. The Company uses segment operating income (loss), including equity in earnings (losses) of unconsolidated joint ventures attributable to each segment, for its Commercial/Industrial real estate development, Resort/Residential real estate development, Mineral resources, Farming, and Ranch Operations segments, and net operating income ("NOI") for its Multifamily segment, as the primary measures of profitability to evaluate operating performance and to allocate capital resources.
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
Restricted Cash
Restricted cash is included in Prepaid expenses and other current assets within the Consolidated Balance Sheets and primarily relates to funds held in escrow. The Company had no restricted cash as of September 30, 2026, compared to $500,000 as of December 31, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted-average number of shares outstanding:
Common stock	27,020,385	26,890,979	26,987,782	26,874,211
Common stock equivalents[1]	51,721	48,881	76,163	—	1
Diluted shares outstanding	27,072,106	26,939,860	27,063,945	26,874,211
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

($ in thousands)		September 30, 2026		December 31, 2025
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrealized losses for less than 12 months		$496	$496	$—	$—
with unrecognized gains		—	—	921	923
Total Certificates of deposit	Level 1	496	496	921	923
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		5,672	5,631	1,000	999
with unrecognized gains		—	—	12,731	12,745
Total U.S. Treasury and agency notes	Level 2	5,672	5,631	13,731	13,744
Corporate notes
with unrecognized gains		—	—	190	190
Total Corporate notes	Level 2	—	—	190	190
Municipal notes
with unrecognized losses for less than 12 months		60	60	—	—
with unrecognized losses		—	—	514	513
Total Municipal notes	Level 2	60	60	514	513

		$6,228	$6,187	$15,356	$15,370

The Company uses an allowance approach when recognizing credit losses for available-for-sale debt securities, measured as the difference between the security's amortized cost basis and the amount expected to be collected over the security's lifetime. Under this approach, at each reporting date, the Company records impairment related to credit losses through earnings offset with an allowance for credit losses, or ACL. At September 30, 2026, the Company has not recorded any credit losses.
As of September 30, 2026, the fair market value of investment securities had a fair market value that was $41,000 below cost, consisting of gross unrealized holding losses. For the three months ended September 30, 2026, the adjustment to accumulated other comprehensive loss reflected a decrease in market value of $9,000, before the impact of a tax benefit of $2,000. For the nine months ended September 30, 2026, the adjustment to accumulated other comprehensive loss reflected a decline in market value of $56,000 before the impact of an estimated tax benefit of $15,000.
The Company elected to exclude applicable accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities, and separately present the accrued interest receivable balance. The accrued interest receivables balance totaled $48,000 as of September 30, 2026 and was included within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The Company elected not to measure an allowance for credit losses on accrued interest receivable, as an allowance on possible uncollectible accrued interest is not warranted.
U.S. Treasury and agency notes
The unrealized losses on the Company's investments in U.S. Treasury and agency notes at September 30, 2026 and December 31, 2025 were caused by relative changes in interest rates since the time of purchase and not changes in credit quality. The contractual cash flows for these securities are guaranteed by U.S. government agencies. The Company intends to hold these securities to maturity and expects to recover their entire amortized cost basis. Accordingly, no allowance for credit losses was recorded as of September 30, 2026 or December 31, 2025.
Corporate notes
As of September 30, 2026, the Company held no corporate notes. The corporate notes held as of December 31, 2025 were issued by companies with investment-grade credit ratings from Standard & Poor's.
The following tables summarize the maturities, at par, of marketable securities as of:

	September 30, 2026
($ in thousands)	2026	2027	Total
Certificates of deposit	$248	$248	$496
U.S. Treasury and agency notes	250	5,450	5,700
Municipal notes	—	60	60
Total	$498	$5,758	$6,256

	December 31, 2025
($ in thousands)	2026	2027	Total
Certificates of deposit	$425	$496	$921
U.S. Treasury and agency notes	13,750	—	13,750
Corporate notes	191	—	191
Municipal notes	250	260	510
Total	$14,616	$756	$15,372

4.     REAL ESTATE
Our accumulated real estate development costs by project consisted of the following:

($ in thousands)	September 30, 2026	December 31, 2025
Real estate development
Mountain Village	$163,610	$161,388
Centennial	132,227	128,549
Grapevine	48,641	45,801
Tejon Ranch Commerce Center	22,375	20,829
Real estate development	$366,853	$356,567

Real estate and improvements - held for lease
Tejon Ranch Commerce Center
- Commercial	$20,645	$20,644
- Multifamily	66,012	64,170
Real estate and improvements - held for lease, gross	86,657	84,814
Less accumulated depreciation
- Commercial	(4,917)	(4,677)
- Multifamily	(2,508)	(960)
Real estate and improvements - held for lease, net	$79,232	$79,177

5.     LONG-TERM WATER ASSETS
Long-term water assets consist of water and water purchase contracts held for future use or sale. The water is held at cost, which includes the price paid for the water and the cost to pump and deliver the water from the California Aqueduct into a water bank. Water is currently held in a water bank on Company land in southern Kern County and by TCWD in Kern County Water Banks.
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
Water revenues and cost of sales were as follows for the nine months ended ($ in thousands):

	September 30, 2026	September 30, 2025
Acre-Feet Sold	3,624	2,362
Revenues	$4,165	$3,156
Cost of sales	3,180	2,548
Profit	$985	$608

Costs assigned to water assets held for future use were as follows ($ in thousands):

	September 30, 2026	December 31, 2025
Banked water and water for future delivery	$45,338	$44,681
Transferable water	2,405	266
Total water held for future use at cost	$47,743	$44,947

Intangible Water Assets
The Company’s carrying amounts of its purchased water contracts were as follows ($ in thousands):

	September 30, 2026		December 31, 2025
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water purchase contract *	$11,581	$(7,600)	$11,581	$(7,237)
Nickel water purchase contract *	18,740	(8,299)	18,740	(7,817)
Tulare Lake Basin water purchase contract *	6,479	(4,278)	6,479	(4,100)
	$36,800	$(20,177)	$36,800	$(19,154)
Net cost of purchased water contracts	16,623		17,646
Total cost of water held for future use	47,743		44,947
Net investments in water assets	$64,366		$62,593
*All water purchase contracts were acquired from third parties.

Water contracts with WRMWSD and TCWD are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage are:

(in acre-feet, unaudited)	September 30, 2026	December 31, 2025
Water held for future use
TCWD - Banked water owned by the Company	64,884	65,199
Company water bank	54,728	54,728
Transferable water	2,887	265
Recharged water	6,797	6,797
Total water held for future use	129,296	126,989
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with the Company	15,547	15,547
TCWD - Contracts with the Company	5,749	5,749
Total purchased water contracts	31,433	31,433
Total water held for future use and purchased water contracts	160,729	158,422
6.     ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities and other current liabilities consisted of the following:

($ in thousands)	September 30, 2026	December 31, 2025
Accrued vacation	$563	$543
Accrued paid personal leave	160	153
Accrued bonus	1,846	1,060
Property tax payable[1]	1,571	—
Other	495	432
	$4,635	$2,188
[1] California property taxes are accrued throughout the year and are paid every April and December.
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of revolving line of credit balance of $94,442,000 as of September 30, 2026, and $93,942,000 as of December 31, 2025.
On November 17, 2023, the Company entered into a Credit Agreement with AgWest Farm Credit, PCA and certain other lenders. The Revolving Credit Facility provides TRC a RCL in the amount of $160,000,000. The RCL requires interest only payments and has a maturity date of January 1, 2029. As of September 30, 2026, the outstanding balance under the RCL was $94,442,000, and the interest rate was one-month term SOFR plus a margin of 2.25% for an effective rate of 5.95% before patronage. The Company received patronage credit from the participating lenders of 116 basis points in 2026 and 2025.

8.     OTHER LIABILITIES
Other liabilities consisted of the following:

($ in thousands)	September 30, 2026	December 31, 2025
Supplemental executive retirement plan liability (See Note 12)	$5,556	$5,743
Excess joint venture distributions and other (See Note 14)	10,395	9,954
Total	$15,951	$15,697

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
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the nine months ended September 30, 2026:

September 30, 2026
Stock grants outstanding beginning of period at target achievement	364,798
New stock grants/additional shares	158,199
Vested grants	(135,643)
Expired/forfeited grants	(74,802)
Stock grants outstanding end of period at target achievement	312,552
As of September 30, 2026, stock grants outstanding at target achievement consisted of 138,861 shares of restricted stock that vest based upon a service condition and 173,691 performance share grants (Market Condition Grants and Performance Milestone Grants). The following summarizes the shares issuable under outstanding performance share grants at each achievement level:

Performance Share Grants
Threshold performance	6,523
Target performance	173,691
Maximum performance	259,674
Price Vesting Units Awards
The following is a summary of the assumptions used to determine the grant date fair value of the Company's Price Vesting Units Awards outstanding as of September 30, 2026:

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

Relative Total Shareholder Return Awards
The following rTSR awards were outstanding as of the nine months ended September 30, 2026. The Company granted performance stock unit awards for which vesting is contingent upon the Company's total shareholder return ("TSR") relative to the constituents of the S&P 600 SmallCap Real Estate Index over a performance period ending December 29, 2028 (the "rTSR awards"). Because the number of shares that ultimately vest depends on the Company's stock price performance relative to a peer group, the rTSR awards contain a market condition as defined in ASC Topic 718, Compensation — Stock Compensation.

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
The grant-date fair value of the rTSR awards was estimated using a Monte Carlo simulation, which incorporates the correlated stock-price movements of the Company and each peer company. The following rTSR awards were outstanding as of September 30, 2026:

($ in thousands except for share prices)
Grant date	12/09/2025	03/17/2026	04/21/2026
Vesting end	12/29/2028	12/29/2028	12/29/2028

Expected volatility	25.90%	25.90%	25.90%
Risk-free interest rate	3.56%	3.61%	3.73%

Simulated Fair Value Per Share	$17.04	$19.87	$20.12
Shares granted	9,569	43,266	637
Total fair value of award	$163	$860	$13

The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of September 30, 2026 were $3,010,000 and 22 months, respectively.
The following table summarizes stock compensation costs for the Company's 2023 Stock Incentive Plan, 1998 Stock Incentive Plan, and the prior Non-Employee Director Stock Incentive Plan for the following periods:

($ in thousands)	Nine Months Ended September 30,
Employee	2026		2025
Expensed	$581	1	$519	2
Capitalized	56	1	475
	637		994
Director	662		638
Total stock compensation costs	$1,299		$1,632
[1] Stock compensation costs during the nine months ended September 30, 2026 include a reversal of $741,000 of previously recorded amounts due to a change in estimate.
2 A $642,800 forfeiture in July 2025, reduced 2025 stock compensation expense, affecting the year-over-year comparison.

10.     INCOME TAXES
The Company’s provision for income taxes has been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the nine months ended September 30, 2026, the Company’s income tax expense was $2,339,000 compared to an income tax benefit of $1,809,000 for the nine months ended September 30, 2025. Effective tax rates were 28% and 55% for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had income tax payable of $847,000. The Company classifies interest and penalties incurred on tax payments as income tax expense.

For the nine months ended September 30, 2026, the Company’s effective tax rate differed from the statutory tax rates primarily due to permanent differences related to limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m), state taxes and mineral depletion.
11.     COMMITMENTS AND CONTINGENCIES
Water Contracts
The Company's water contracts are secured by the Company's land and require minimum annual payments. During the nine months ended September 30, 2026, the Company made payments totaling $12,894,000 under its WRMWSD, TCWD and Nickel water contracts, as summarized below. Each contract serves a different operational or strategic purpose, and the related payments may be expensed, capitalized to crop costs or recorded as investments in long-term water assets depending on the nature and intended use of the water.
Water Contract Payments
Nine Months Ended September 30, 2026, ($ in thousands)

Water Contract	Primary Purpose	Amount
WRMWSD	Supplies water to the Company's farming operations and planned residential development at Grapevine North.	$4,391
TCWD	Supports commercial development at TRCC, the Company's farming operations, and planned residential development at Mountain Village.	1,100
Nickel	Supports third-party water sales and future Grapevine residential development.	7,403
Total		$12,894
The WRMWSD and TCWD contracts run through 2085, and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. The Company's contractual obligation for future water payments was $1,516,432,000 as of September 30, 2026.
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

As a landowner in each CFD, the Company is obligated to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. As of September 30, 2026, there were no additional improvement funds remaining from the West CFD bonds. On July 25, 2024, TRPFFA sold bonds that provide approximately $25,000,000 of improvement funds for the reimbursement of public infrastructure costs at TRCC-East. As of September 30, 2026, there are $10,440,000 of additional improvement funds remaining within the East CFD bonds for reimbursement of public infrastructure costs during future years. During fiscal year 2026, the Company expects to pay approximately $3,867,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future, based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time, because it is based on the current tax rate and assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company was not required to recognize an obligation on September 30, 2026.
Centennial
As previously disclosed and summarized in our annual report on Form 10-K, the Company considers the CBD/CNPS Action (as defined in prior disclosures) resolved. There have been no material developments during the three months ended September 30, 2026, that would change that conclusion.
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
The Benefit Plan’s current investment policy has an investment strategy in which the primary focus is to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Plan's Funded
Status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will deemphasize the return seeking portion as funded status improves. At both September 30, 2026 and December 31, 2025, the investment mixes were approximately at 99% debt and 1% money market funds. The weighted-average discount rate used in determining the periodic pension cost is 5.35% in 2026 and 5.35% in 2025. The expected long-term rate of return on plan assets is 5.00% for both fiscal 2026 and 2025. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement expense for the Benefit Plan was as follows:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
(Cost)/earnings components:
Interest cost	$(333)	$(333)
Expected return on plan assets	315	315
Net amortization and deferral	(48)	(42)
Total net periodic pension cost	$(66)	$(60)

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
The pension and retirement expense for the SERP was as follows:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Cost components:
Interest cost	$(201)	$(219)
Net amortization and other	(45)	(33)
Total net periodic pension cost	$(246)	$(252)
13.    REPORTING SEGMENTS AND RELATED INFORMATION
The Company currently operates six reporting segments: Commercial/Industrial real estate development, Multifamily, Resort/Residential real estate development, Mineral resources, Farming, and Ranch operations. Beginning in the second quarter of 2025, the Company commenced multifamily leasing operations as buildings within the Terra Vista development were completed and placed into service. The final building of Phase 1 was delivered in October 2025. Multifamily is presented as a separate reportable segment due to the significance of its operations and the manner in which management evaluates its performance. Prior years Multifamily segment activity has been recast, where applicable.
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

The following tables present segment revenues and segment operating income (loss) for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Revenues
Real estate - Commercial/Industrial	3,244	$2,943	15,669	$10,789
Multifamily	924	181	2,477	196
Mineral resources	3,963	3,172	9,285	7,277
Farming	12,628	4,335	14,273	6,498
Ranch operations	1,853	1,338	4,670	3,725
Segment revenues	22,612	11,969	46,374	28,485
Segment Operating Income (loss)
Real estate - commercial/industrial	4,049	4,000	12,974	10,688
Multifamily	213	(187)	746	(544)
Real estate - Resort/Residential	(427)	(318)	(1,146)	(1,008)
Mineral resources	1,655	1,051	3,599	2,281
Farming	1,444	(1,027)	(186)	(2,909)
Ranch operations	529	162	840	(59)
Segment operating income	7,463	3,681	16,827	8,449
Reconciling items:
Investment income	97	177	350	749
Depreciation and amortization - Multifamily	(516)	(282)	(1,548)	(422)
Other loss, net	(67)	(9)	(241)	(89)
Corporate expenses	(2,242)	(2,868)	(6,967)	(12,004)
Income (loss) before income taxes	$4,735	$699	$8,421	$(3,317)

Real Estate - Commercial/Industrial
The Real Estate Commercial/Industrial segment revenues consist of land and building leases to tenants at the Company's commercial retail and industrial developments, base and percentage rents from the PEF power plant lease, communication tower rents, land sales, and payments from easement leases.
The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Commercial/industrial revenues	$3,244	$2,943	$15,669	$10,789
Equity in earnings of unconsolidated joint ventures	2,332	2,555	6,722	6,268
Commercial/industrial revenues and equity in earnings of unconsolidated joint ventures	5,576	5,498	22,391	17,057
Cost of sales of land	$—	—	$4,854	1,773
Operating expenses	649	702	1,952	1,835
Selling, general and administrative expenses	783	690	2,316	2,443
Depreciation and amortization	95	106	295	318
Commercial/industrial expenses	1,527	1,498	9,417	6,369
Operating income from commercial/industrial and unconsolidated joint ventures	$4,049	$4,000	$12,974	$10,688

Multifamily
The Multifamily segment generates rents from the tenants living in the Terra Vista community. Construction of the Terra Vista development occurred in phases during 2024 and 2025, and leasing operations commenced as individual buildings were completed and placed into service. The final building was delivered in October 2025. The property is currently in the initial lease-up phase. For the three and nine months ended September 30, 2026, the segment generated positive net operating income as lease-up progressed. Operating losses in the comparable 2025 periods primarily reflect start-up costs, as leasing operations had only recently commenced.
The following table summarizes the components of net operating income (loss) from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Multifamily revenues	$924	$181	$2,477	$196
Operating expenses	502	216	1,169	326
Selling, general and administrative expenses	209	152	562	414
Net operating income (loss)	$213	$(187)	$746	$(544)
Real Estate - Resort/Residential Development
The Resort/Residential Real Estate Development segment is actively involved in pursuing land entitlement, capitalization and development processes both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue.
The following table summarizes revenues, expenses and operating losses from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Resort/Residential
Operating expenses	284	194	711	485
Selling, general and administrative expenses	138	116	417	495
Depreciation and amortization	5	8	18	28
Total Resort/Residential expenses	$427	$318	$1,146	$1,008
Operating loss from Resort/Residential	$(427)	$(318)	$(1,146)	$(1,008)
Mineral Resources
The Mineral Resources segment revenues include water sales and oil and mineral royalties from exploration and development companies that extract or mine natural resources from the Company's land. The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Mineral resources revenues	$3,963	$3,172	$9,285	$7,277
Cost of sales of water	1,439	1,366	3,180	2,548
Operating expenses	372	264	1,009	841
Selling, general and administrative expenses	154	147	466	576
Depreciation and amortization	343	344	1,031	1,031
Mineral resources expenses	2,308	2,121	5,686	4,996
Operating income from mineral resources	$1,655	$1,051	$3,599	$2,281

Farming
The Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating losses from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Farming revenues	$12,628	$4,335	$14,273	$6,498
Cost of sales	9,561	3,819	10,351	5,567
Selling, general and administrative expenses	506	119	634	221
Depreciation and amortization	983	768	1,569	1,447
Direct farming expenses	11,050	4,706	12,554	7,235
Operating income (loss) from farming before fixed water obligations	1,578	(371)	1,719	(737)
Fixed water obligations	134	656	1,905	2,172
Operating income (loss) from farming	$1,444	$(1,027)	$(186)	$(2,909)

Ranch Operations
The Ranch Operations segment consists of game management revenues and ancillary land uses, such as grazing leases and on-location filming. The following table summarizes revenues, expenses and operating income (loss) from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Ranch operations revenues	$1,853	$1,338	$4,670	$3,725
Operating expenses	1,059	976	3,160	3,110
Selling, general and administrative expenses	174	106	402	387
Depreciation and amortization	91	94	268	287
Ranch operations expenses	1,324	1,176	3,830	3,784
Operating income (loss) from ranch operations	$529	$162	$840	$(59)
Information pertaining to identifiable assets of the Company’s reporting segments is as follows for the periods ended:

Identifiable Assets ($ in thousands)	September 30, 2026	December 31, 2025
Real estate - commercial/industrial	$80,658	$64,681
Multifamily	63,676	63,695
Real estate - Resort/Residential	349,635	341,433
Mineral resources	65,484	62,236
Farming	66,907	58,545
Ranch operations	2,588	2,172
Corporate	18,390	37,707
Total	$647,338	$630,469
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

Information pertaining to depreciation and amortization of the Company’s reporting segments is as follows for the periods ended:

Depreciation and Amortization	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Real estate - Commercial/Industrial	$95	$106	$295	318
Multifamily	516	282	1,548	422
Real estate - Resort/Residential	5	8	18	28
Mineral resources	343	344	1,031	1,031
Farming	983	768	1,569	1,447
Ranch operations	91	94	268	287
Corporate	95	88	263	267
Total	$2,128	$1,690	$4,992	$3,800
Information pertaining to capital expenditures of the Company’s reporting segments is as follows for the periods ended:

Capital Expenditures	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Real estate - Commercial/Industrial	$2,871	$3,041	$6,607	$8,704
Multifamily	—	5,059	32	27,909
Real estate - Resort/Residential	3,146	2,795	8,496	7,200
Mineral resources	—	—	—	56
Farming	1,086	981	4,252	4,733
Ranch operations	89	36	243	192
Corporate	17	335	17	599
Total	$7,209	$12,247	$19,647	$49,393

14.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting, unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of September 30, 2026 was $42,941,000. The equity in the income of unconsolidated joint ventures was $6,722,000 for the nine months ended September 30, 2026. The unconsolidated joint ventures have not been consolidated as of September 30, 2026, because the Company does not control the investments. The Company’s current joint ventures are as follows:
•Petro Travel Plaza Holdings, LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America Inc. for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments, as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because the partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components, such as fuel inventory and pricing at the facility. The Company's investment in this joint venture was $24,062,000 as of September 30, 2026.

•Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks across the United States. The Company partnered with Majestic to form five active 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of each joint venture. All outstanding debt attributed to our joint ventures with Majestic have met their respective debt covenants, and hence were not subject to an effective guarantee at September 30, 2026. For those investments in a deficit position, in accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company expects to continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.
•On March 29, 2022, TRC-MRC 5, LLC was formed to pursue the development, construction, lease-up, and management of an approximately 446,400 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2023, and the joint venture has leased 100% of the rentable space. The joint venture refinanced the construction loan in February 2024 with a promissory note. The note matures on February 3, 2035, and had an outstanding balance of $51,428,000 as of September 30, 2026. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $2,134,000.
•On March 25, 2021, TRC-MRC 4, LLC was formed to pursue the development, construction, lease-up, and management of a 629,274 square foot industrial building located within TRCC-East. The construction of the building was completed in the fourth quarter of 2022, and the joint venture has leased 100% of the rentable space. The joint venture refinanced its construction loan in March 2023 with a promissory note. The note matures on March 1, 2033, and had an outstanding balance of $59,225,000 as of September 30, 2026. Since its inception, the Company has received excess distributions resulting in a deficit balance in its investment of $6,842,000.
•In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore it does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in 2019, and the joint venture has leased 100% of the rentable space to two tenants. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $31,040,000 as of September 30, 2026. The Company's investment in this joint venture was $445,000 as of September 30, 2026.
•In August 2016, the Company partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000, and was largely financed through a promissory note. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 3, 2028 and had an outstanding principal balance of $19,919,000 as of September 30, 2026. The building was 100% leased as of September 30, 2026. During 2026, the Company received excess distributions resulting in a deficit balance in its investment of $169,000.
•In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction in 2017. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $20,210,000 was outstanding as of September 30, 2026. Since inception of the joint venture, the Company has received excess distributions resulting in a deficit balance in its investment of $1,251,000.
•TRC-DP1, LLC - This joint venture was formed on October 4, 2024 with Dedeaux Properties to develop, manage, and operate a 510,385 square foot industrial building at TRCC-East on land contributed by the Company to the joint venture. On April 28, 2026, the Company contributed approximately 24.57 acres of land to TRC-DP1, LLC at a fair value of $9,632,423, in addition to $220,000 of other capitalized development costs. The Company recognized revenues of $6,854,000 and deferred profit of $2,999,000 after applying the five-step revenue recognition model in accordance with ASC Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.

Substantially all project assets and liabilities are held by TRC-DP 1 Owner, LLC, a wholly owned subsidiary of TRC-DP1, LLC. On April 28, 2026, TRC-DP 1 Owner, LLC entered into a construction loan agreement with Fifth Third Bank, N.A. providing for a loan of up to $38,800,000 to fund development of the project. The loan bears interest at Term SOFR plus 2.50% and matures on April 28, 2029, subject to two one-year extension options. The note outstanding balance as of September 30, 2026 was $11,882,000. The Company, through Tejon Ranchcorp, has jointly provided customary completion and payment guarantees with Dedeaux Properties, LLC. We expect to receive a certificate of occupancy in the first quarter of 2027. The Company's investment in this joint venture was $9,961,000 as of September 30, 2026. The Company holds a 50% voting interest in TRC-DP1, LLC and participates in its governance through an executive committee with equal representation from each member. Substantially all significant operating and financial decisions require the approval of both members. Dedeaux Properties serves as the administrative member and is responsible for the day-to-day management and operations of TRC-DP1, LLC. The Company is entitled to 60% of TRC-DP1, LLC’s profits and losses.
•TRCC/Rock Outlet Center LLC – This joint venture was formed in 2013 with Rockefeller Group Development Corporation, or Rockefeller to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. At September 30, 2026, the Company’s equity investment balance in this joint venture was $8,473,000. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member’s responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing, and selection of the contractor for any construction, are jointly made by both members of the joint venture. The Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. On January 22, 2026, the TRCC/Rock Outlet Center LLC joint venture extended the maturity date of its term note with a financial institution from December 31, 2025 to December 30, 2028. As of September 30, 2026, the outstanding balance of the term note was $19,833,000. The Company and Rockefeller guarantee the performance of the debt.
•Centennial Founders, LLC – CFL is a joint venture with TRI Pointe Homes to pursue the entitlement and development of land that the Company owns in Los Angeles County. As of September 30, 2026, the Company owned 93.97% of CFL.
The Company’s investment balance in each of its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The variance represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of those assets.

	Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$45,598	$36,820	$2,586	$3,221	$1,552	$1,933
TRCC/Rock Outlet Center LLC[1]	1,735	1,698	(524)	(647)	(262)	$(323)
TRC-MRC 1, LLC	1,288	1,289	501	434	251	$217
TRC-MRC 2, LLC	1,766	1,737	1,028	975	514	$488
TRC-MRC 3, LLC	1,112	1,103	252	177	126	$89
TRC-MRC 4, LLC	1,922	1,915	208	176	104	88
TRC-MRC 5, LLC	1,589	1,733	94	129	47	63
Total	$55,010	$46,295	$4,145	$4,465	$2,332	$2,555

Centennial Founders, LLC	$—	$20	$(23)	$16	Consolidated

[1] Revenues for TRCC/Rock Outlet Center LLC are presented net of non-cash tenant allowance amortization of $0.2 million and $0.3 million for the three months ended September 30, 2026 and September 30, 2025, respectively. NOTE: The TRC-DP1 joint venture has no operations, the industrial building is currently under construction.

The condensed statements of operations for the nine months ended September 30, 2026 and 2025 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of September 30, 2026 and December 31, 2025 are as follows:

	Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings (Loss)		Equity in Earnings (Loss)
Petro Travel Plaza Holdings, LLC	$121,853	$105,718	$6,963	$7,594	$4,178	$4,557
TRCC/Rock Outlet Center LLC[1]	5,492	4,889	(1,345)	(2,383)	(672)	(1,191)
TRC-MRC 1, LLC	3,862	3,865	1,484	1,359	742	680
TRC-MRC 2, LLC	5,349	5,332	3,144	3,020	1,572	1,510
TRC-MRC 3, LLC	3,341	3,329	761	666	381	333
TRC-MRC 4, LLC	5,767	5,768	624	530	312	265
TRC-MRC 5, LLC	4,921	5,165	419	230	209	114
Total	$150,585	$134,066	$12,050	$11,016	$6,722	$6,268

Centennial Founders, LLC	$—	$20	$(60)	$(38)	Consolidated

[1] Revenues for TRCC/Rock Outlet Center LLC are presented net of non-cash tenant allowance amortization of $0.5 million and $0.5 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

	September 30, 2026				December 31, 2025
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity (Deficit)	Equity	Assets	Debt	Equity (Deficit)	Equity
Petro Travel Plaza Holdings, LLC	$79,595	$(10,458)	$60,493	$24,062	$70,763	$(11,030)	$53,530	$19,884
TRCC/Rock Outlet Center LLC	53,452	(19,833)	32,580	8,473	54,881	(20,039)	33,940	9,146
TRC-MRC 1, LLC	22,752	(20,210)	1,896	—	23,510	(20,763)	2,112	—
TRC-MRC 2, LLC	20,373	(19,919)	225	—	21,759	(20,496)	380	234
TRC-MRC 3, LLC	33,663	(31,040)	3,231	445	33,503	(31,777)	1,450	98
TRC-MRC 4, LLC	46,804	(59,225)	(9,816)	—	47,004	(59,960)	(13,709)	—
TRC-MRC 5, LLC	47,625	(51,428)	203	—	48,510	(52,027)	(2,488)	—
TRC-DP1, LLC	33,523	(11,882)	16,613	9,961	1,281	(33)	1,248	624
Total	$337,787	$(223,995)	$105,425	$42,941	$301,211	$(216,125)	$76,463	$29,986

Centennial Founders, LLC	$111,097	$—	$110,497	***	$109,287	$—	$108,906	***

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
The Company has water contracts with WRMWSD for SWP water deliveries to its agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2085. Under the contracts, the Company is entitled to annual water for 5,487 acres of land, or 15,547 acre-feet of water, subject to SWP allocations. The Company's former Executive Vice President and Chief Operating Officer, Allen Lyda, is one of nine directors at WRMWSD. Mr. Lyda retired from the Company on March 1, 2025, hence, he is no longer an affiliate of the Company. During the nine months ended September 30, 2025, the Company paid $5,121,000 for these water contracts and related costs.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio, olives and grape industries, the future plantings of permanent crops, future yields, prices and water availability for the Company's crops and real estate operations, future prices, production and demand for oil and other minerals, future development of the Company's property, future revenue and income of its jointly-owned travel plaza and other joint venture operations, the adequacy of future cash flows to fund our operations, future revenue and income from residential leasing, the adequacy of current assets and contracts to meet our water and other commitments, market value risks associated with investment and risk management activities and with respect to inventory and accounts receivable, our outstanding indebtedness, ongoing negotiations and other future events and conditions. In some cases, these statements are identifiable through use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process” “designed to,” “well positioned,” or “envisioned to.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performance, are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market, geopolitical and economic forces, availability of financing for land development activities, and competition and success in obtaining various governmental approvals and entitlements for land development activities, and the timing and outcome of regulatory or litigation processes. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for several reasons, including those described above and in Part I, Item 1A “Risk Factors” of our most recent Annual Report on Form 10-K.
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

Centennial at Tejon Ranch, or Centennial, had entitlements approved in 2019 by the Los Angeles County Board of Supervisors. These approvals were litigated in two lawsuits filed in Los Angeles County Superior Court. As previously disclosed and summarized in our annual report on Form 10-K, this litigation resulted in LA County rescinding and setting aside the Centennial approvals in compliance with the court’s final judgment, and the Company considers that litigation resolved. There have been no material developments during the three months ended September 30, 2026, that would change that conclusion. Now that this litigation is resolved, the Company is seeking re-entitlement of the Centennial project (“re-entitlement”). We expect that re-entitlement will involve processing project and use entitlements that are substantively similar to the Centennial approvals that were approved by the LA County Board of Supervisors in 2019. In that regard LA County, as lead agency, circulated a recirculated partial draft environmental impact report (“RPDEIR”) for public review and comment that is expected to facilitate the consideration of re-entitlement before LA County’s Regional Planning Commission and (ultimately) the Board of Supervisors early next year.
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
At the heart of the commercial/industrial real estate development segment is TRCC, a 20 million square foot mixed-use development on Interstate 5 just north of the Los Angeles basin. With the completion of Terra Vista at Tejon construction, TRCC is now evolving into a vibrant residential and employment hub, enhancing the interconnectivity of our mixed-use master planned community strategy. Over eight million square feet of industrial, commercial and retail space has already been developed or is under development, including distribution centers for IKEA, Caterpillar, Nestlé, Famous Footwear, L'Oreal, Camping World, Sunrise Brands, and Dollar General. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the West Coast’s principal north-south goods movement corridor.
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
•A joint venture, TRC-DP1, LLC, or the DP1 Joint Venture, with Dedeaux Properties to develop, manage, and operate an industrial building of 510,385 square feet at TRCC-East. On April 28, 2026, we contributed approximately 24.57 acres of land to the DP1 Joint Venture and construction commenced, with certificate of occupancy expected in the first quarter of 2027.
Multifamily
In 2021, the Kern County Board of Supervisors approved a Conditional Use Permit authorizing the development of Terra Vista at Tejon, a multifamily apartment community within TRCC consisting of up to 495 units across thirteen buildings, approximately 6,500 square feet of amenity space, and 8,000 square feet of community-serving retail on a 22-acre site immediately north of the Outlets at Tejon. The first phase, completed in 2025, includes 228 units and represents the first newly constructed, professionally managed multifamily community within TRCC, introducing a new product type to the South Bakersfield submarket.

Leasing commenced in May 2025, and the project was approximately 83% leased as of September 30, 2026, reflecting continued absorption toward stabilization. Terra Vista at Tejon represents the initial residential component of TRCC and is intended to support housing demand from employees working in nearby distribution, retail, hospitality, and service uses, including employees who work at the Hard Rock Casino Tejon. The Company continues to position its multifamily platform to benefit from regional employment growth, while monitoring key operating metrics such as occupancy, leasing activity, renewal rates, concessions, and rental rates, which may fluctuate based on market conditions, competitive supply, and broader economic factors.
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
•Grapevine is an 8,010-acre development area located on the San Joaquin Valley floor portion of our landholdings, adjacent to TRCC. Upon completion of Grapevine, this master planned community is expected to include 12,000 homes, 5.1 million square feet of commercial development, and more than 3,367 acres of open space and parks; and
•Immediately northeast of Grapevine is Grapevine North, a 7,655-acre development area, which is currently used for agricultural purposes. Identified as a development area in the RWA, Grapevine North presents a significant opportunity for future development. Grapevine North may feature mixed-use community development similar to Grapevine at Tejon Ranch, or other development uses as appropriate based upon market conditions at the time. The Company is not currently pursuing entitlements for Grapevine North.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, for a more detailed description of our active developments within the Resort/Residential real estate development segment.
Our mineral resources segment generates recurring royalty income from third-party extraction activities with minimal capital deployment by the Company, such as our lease with National Cement Company of California Inc. During the quarter, National Cement exercised its option to extend the lease term an additional 20 years, through 2047. The extension reinforces the long-term value of our land assets and supports our strategy of generating recurring revenue from our landholdings.
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

Summary of Third Quarter and YTD 2026 Performance
Third Quarter Summary
For the three months ended September 30, 2026, net income attributable to common stockholders was $3,300,000 compared with $1,670,000 for the three months ended September 30, 2025, an increase of $1,630,000. The increase was primarily attributed to a $4,397,000 improvement in operating result, from an operating loss of $2,024,000 in the prior period to operating income of $2,373,000 in the current period. The improvement was primarily driven by the farming segment, where revenues increased $8,293,000, reflecting higher crop sales, $2,581,000 of pricing adjustments related to prior-year pistachio sales and $3,897,000 of crop insurance proceeds. As a result, farming segment operating results improved from a loss of $1,027,000 in the prior period to income of $1,444,000 in the current period. Multifamily revenues increased $743,000 as Terra Vista at Tejon continued its lease-up activities, while mineral resources revenues increased $791,000, primarily due to higher rock aggregate royalties and water sales. Ranch operations and commercial/industrial revenues increased $515,000 and $301,000, respectively.
Corporate expenses decreased $626,000 primarily due to share-based compensation adjustments of $300,000 in 2026 and $360,000 in 2025, related to the impact of forfeited awards in both periods. Excluding these adjustments, corporate expenses decreased $1,286,000, or 39.8%, from $3,228,000 to $1,942,000.
These improvements were partially offset by a $223,000 decrease in equity in earnings of unconsolidated joint ventures, lower investment income, and a $2,409,000 increase in income taxes, from an income tax benefit of $972,000 in the prior-year quarter to income tax expense of $1,437,000 in the current period.
Year-to-Date Summary
For the nine months ended September 30, 2026, net income attributable to common stockholders was $6,086,000 compared with a net loss attributable to common stockholders of $1,506,000 for the nine months ended September 30, 2025, an improvement of $7,592,000. The improvement was primarily attributed to an $11,835,000 increase in operating results, from an operating loss of $10,245,000 in the prior-year period to operating income of $1,590,000 in the current-year period.
Corporate expenses decreased $5,037,000, primarily reflecting the non recurrence of $3,399,000 of shareholder activism advisory costs and costs associated with the contested election incurred during 2025, together with lower consulting compensation and other corporate administrative expenses.
Farming revenues increased $7,775,000, primarily reflecting $6,915,000 of pistachio revenues, including $2,581,000 of pricing adjustments related to prior-year crop sales, $3,897,000 of crop insurance proceeds and higher wine grape revenues. These increases contributed to a $2,723,000 reduction in the farming segment's operating loss compared to the prior-year period. Commercial/industrial revenues included a $6,854,000 land sale to TRC-DP1, LLC, which generated gross profit of approximately $2,000,000 compared with $600,000 of gross profit from land sales in the prior-year period. Multifamily revenues increased $2,281,000 as Terra Vista at Tejon continued its lease-up activities, while mineral resources revenues increased $2,008,000, primarily due to higher water sales and rock aggregate royalties. These improvements were partially offset by a $4,148,000 increase in income tax expense, from an income tax benefit of $1,809,000 in the prior-year period to income tax expense of $2,339,000 in the current period, and by lower investment income.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a discussion of our consolidated results of operations, including the results of each reporting segment, followed by an analysis of our financial condition. The segment information should be read in conjunction with Note 13 (Reporting Segments and Related Information) of the Notes to Unaudited Consolidated Financial Statements.
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

During the nine months ended September 30, 2026, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for a discussion regarding recently issued accounting pronouncements not yet adopted.
Results of Operations by Segment
We evaluate the performance of our reporting segments separately, to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation, as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended September 30,			Change
($ in thousands)	2026	2025		$	%
Commercial/industrial revenues
Pastoria Energy Facility	$1,391	$1,209		$182	15%
TRCC Leasing	618	502	1	116	23%
TRCC management fees and reimbursements	245	282		(37)	(13)%
Commercial leases	165	162		3	2%
Communication leases	348	332		16	5%
Landscaping and other services	477	456	1	21	5%
Total commercial/industrial revenues	$3,244	$2,943		$301	10%
Operating expenses	649	702		(53)	(8)%
Selling, general and administrative expenses	783	690		93	13%
Depreciation and amortization	95	106		(11)	(10)%
Total commercial/industrial expenses	$1,527	$1,498		$29	2%
Operating income from commercial/industrial	$1,717	$1,445		$272	19%
[1] Prior period's segment activity related to the TRCC Leasing and Landscaping and other services has been recast to conform to the current period presentation.

•Commercial/industrial real estate development segment revenues were $3,244,000 for the three months ended September 30, 2026, compared to $2,943,000 for the same period in 2025, an increase of $301,000, or 10.2%. There were no land sales in either quarter. The increase was primarily attributable to a $182,000 increase in Pastoria Energy Facility revenues, reflecting the absence of a favorable spark spread in the prior-year quarter, and a $116,000 increase in TRCC leasing revenues. Pastoria revenues are subject to fluctuations in electricity demand and market conditions, including weather-related factors that influence spark spreads.

•Commercial/industrial real estate development segment expenses were $1,527,000 for the three months ended September 30, 2026, compared to $1,498,000 for the same period in 2025, an increase of $29,000, or 1.9%. Selling, general and administrative expenses increased $93,000, or 13.5%, primarily due to lower capitalization of labor costs following the completion of construction at Terra Vista at Tejon. Operating expenses decreased $53,000, or 7.5%, and depreciation and amortization expenses decreased $11,000.

•Operating income from commercial/industrial (segment revenues less segment expenses, which included no land sale activity in either quarter) increased $272,000, or 18.8%, to $1,717,000 ,primarily reflecting higher revenues from Pastoria Energy Facility and TRCC leasing activities, together with lower operating and depreciation and amortization expenses.

	Nine Months Ended September 30,			Change
($ in thousands)	2026	2025		$	%
Commercial/industrial revenues
Pastoria Energy Facility	$3,680	$3,441		$239	7%
TRCC Leasing	1,576	1,406	1	170	12%
TRCC management fees and reimbursements	713	733		(20)	(3)%
Commercial leases	437	492		(55)	(11)%
Communication leases	1,044	975		69	7%
Landscaping and other services	1,365	1,369	1	(4)	—%
Land sale	6,854	2,373		4,481	189%
Total commercial/industrial revenues	$15,669	$10,789		$4,880	45%
Cost of sales of land	4,854	1,773		3,081	174%
Operating expenses	1,952	1,835		117	6%
Selling, general and administrative expenses	2,316	2,443		(127)	(5)%
Depreciation and amortization	295	318		(23)	(7)%
Total commercial/industrial expenses	$9,417	$6,369		$3,048	48%
Operating income from commercial/industrial	$6,252	$4,420		$1,832	41%
[1] Prior period's segment activity related to the TRCC Leasing and Landscaping and other services has been recast to conform to the current period presentation.
•Commercial/industrial real estate development segment revenues were $15,669,000 for the nine months ended September 30, 2026, compared to $10,789,000 for the same period in 2025, an increase of $4,880,000, or 45%. The increase was primarily attributable to higher land sale activity: during the second quarter of 2026 the Company completed a $6,854,000 land sale in connection with TRC-DP1, LLC, compared to land sales of $2,373,000 in the prior-year period. Gross profit from land sales was $2,000,000 in the current-year period, compared to $600,000 in the prior-year period.

•Excluding land sales, revenues from recurring operations increased $399,000, or 4.7%, to $8,815,000, primarily due to a $239,000 increase in Pastoria Energy Facility revenues, a $170,000 increase in TRCC leasing revenues and a $69,000 increase in communication lease revenues, partially offset by a $55,000 decrease in commercial leasing revenues and a $20,000 decrease in TRCC management fees and reimbursements.

•Commercial/industrial real estate development segment expenses were $9,417,000 for the nine months ended September 30, 2026, compared to $6,369,000 for the same period in 2025, an increase of $3,048,000, or 48%. The increase was primarily attributable to a $3,081,000 increase in cost of sales of land associated with the land sales described above, and a $117,000 increase in operating expenses, partially offset by a $127,000 decrease in selling, general and administrative expenses and a $23,000 decrease in depreciation and amortization expense.

•Excluding cost of land sales, segment expenses decreased $33,000, or 0.7%. Selling, general and administrative expenses decreased $127,000, or 5.2%, and depreciation and amortization expense decreased $23,000, partially offset by a $117,000, or 6.4%, increase in operating expenses. The increase in operating expenses was primarily attributable to personnel costs that were capitalized in the prior-year period in connection with the development of Terra Vista at Tejon but expensed in 2026 following the project's completion. Operating income from recurring operations increased $432,000, or 11.3%, to $4,252,000.

TRCC Competitive Positioning and Industrial Market Outlook
The major logistics operators selecting TRCC are proof of TRCC's value as a hub to serve customers throughout California and the broader western United States, and their presence continues to be highlighted in our marketing efforts. We intend to continue emphasizing in our marketing strategy TRCC’s strategic labor and logistics advantages, Kern County’s business-friendly incentive framework, and the operating success of existing tenants and property owners within the development. Our location aligns with a logistics model that is the foundation of modern distribution strategy, which favors large, centralized distribution facilities strategically located to optimize the balance of inbound and outbound efficiencies, rather than numerous smaller, decentralized distribution centers. In addition, TRCC’s location provides access to nearly 90% of California consumers within a single-day truck turn and to markets of more than 40 million people for next-day delivery service, which we believe supports e-commerce fulfillment operations.
Our FTZ designation allows businesses to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of the trade zone. This FTZ designation is marketed to tenants alongside the AKIP adopted by the Kern County Board of Supervisors. AKIP aims to expand and enhance Kern County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. AKIP provides incentives, such as assistance in obtaining tax incentives, building supporting infrastructure, and workforce development.
We believe the FTZ and AKIP, together with our ability to offer fully entitled, shovel-ready land parcels capable of supporting buildings of any size, including buildings of one million square feet or more, provides us with a meaningful marketing advantage. Our marketing efforts are directed primarily toward the Inland Empire region of Southern California, the Santa Clarita Valley of northern Los Angeles County and the northern San Fernando Valley, where the availability of new industrial product is limited and real estate costs remain relatively high, and the San Joaquin Valley of California. We continue to analyze market conditions and evaluate opportunities to expand our portfolio of industrial buildings for lease, either independently or through partnerships, as we have done with buildings developed through our joint ventures.
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
During the quarter ended September 30, 2026, industrial market conditions in Southern California continued to gain momentum. In the Inland Empire, vacancy remained unchanged at 7.8%, while net absorption totaled approximately 876,000 square feet during the quarter continuing a record absorption year. Average asking rents moderated as new supply came online, reported at $0.97 per square foot from $0.99 per square foot in the prior quarter. Gross leasing and sales activity totaled 9.1 million square feet, also on pace for the strongest year on record.
The San Fernando Valley and Ventura County industrial markets were stable during the third quarter with year-to-date gross activity totaling 5,000,000 square feet. Combined net absorption for the quarter was negative 370,000 square feet, compared with positive absorption of approximately 371,000 square feet in the prior quarter. Overall vacancy increased slightly to 3.8% with vacancy reaching 4.0% in the San Fernando Valley and 3.4% in Ventura County. No new supply was delivered during the quarter, while approximately 2.0 million square feet remained under construction. Average asking rents held steady at approximately $1.46 per square foot in the San Fernando Valley and $1.25 per square foot in Ventura County.
See below for the vacancy rates and average asking rent of Inland Empire, North Los Angeles County (San Fernando Valley and Ventura County), Greater Los Angeles, and Southern Central Valley.

	Vacancy Rates			Average Monthly Asking Rent
	September 30, 2026	December 31, 2025	September 30, 2025	September 30, 2026	December 31, 2025	September 30, 2025

Inland Empire	7.8%	7.6%	7.5%	$0.97	$1.04	$1.05
San Fernando Valley and Ventura County (North LA County)	3.8%	3.6%	3.3%	$1.41	$1.42	$1.43
Greater Los Angeles	5.7%	5.7%	5.7%	$1.18	$1.21	$1.24
Southern Central Valley	6.5%	7.6%	7.8%	$0.79	$0.74	$0.71
TRCC	0%	0%	0%	$0.80+	$0.75+	$0.75+

Industrial users seeking larger facilities continue to consider locations further north into neighboring Kern County, including TRCC, as an alternative to more established Southern California industrial markets. While market conditions remain competitive, TRCC continues to attract interest from prospective tenants seeking alternatives to the Inland Empire and Santa Clarita Valley. However, there can be no assurance that this interest will translate into increased leasing activity or offset the effects of elevated vacancy rates, rental rate pressure, regulatory constraints, tenant consolidation trends or competing industrial developments.
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

Multifamily:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Multifamily revenues	$924	$181	$743	410%
Operating expenses	502	216	286	132%
Selling, general and administrative expenses	209	152	57	38%
Net operating income (loss)	$213	$(187)	400	(214)%
•Multifamily revenues increased to $924,000 for the three months ended September 30, 2026, from $181,000 in the prior-year period, primarily reflecting higher occupancy as leasing activity progressed following the property's placement in service during the second quarter in 2025.
•Multifamily net operating income was $213,000 for the three months ended September 30, 2026, compared to a net operating loss of $187,000 in the prior-year period. The improvement was driven by higher revenues, partially offset by increases in property-level operating expenses of $286,000 and selling, general and administrative expenses of $57,000 associated with ongoing operations.
•The Company anticipates continued revenue growth as the property progresses toward stabilization. Operating margins are also expected to benefit from higher occupancy as fixed operating costs are spread across a larger tenant base, although the timing and extent of these improvements will depend on leasing activity and market conditions.

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Multifamily revenues	$2,477	$196	$2,281	1164%
Operating expenses	1,169	326	843	259%
Selling, general and administrative expenses	562	414	148	36%
Net operating income (loss)	$746	$(544)	1,290	(237)%
•Multifamily revenues increased to $2,477,000 for the nine months ended September 30, 2026, compared with $196,000 in the prior-year period, primarily reflecting higher occupancy as leasing activity progressed following the property's placement in service during the second quarter of 2025.
•Multifamily net operating income was $746,000 for the nine months ended September 30, 2026, compared to a net operating loss of $544,000 in the prior-year period. The improvement was driven by higher revenues, partially offset by increases in property-level operating expenses of $843,000 and selling, general and administrative expenses of $148,000 associated with ongoing operations.
•The Company anticipates continued revenue growth as the property progresses toward stabilization. Operating margins are also expected to benefit from higher occupancy as fixed operating costs are spread across a larger tenant base, although the timing and extent of these improvements will depend on leasing activity and market conditions.
Real Estate – Resort/Residential:
We are in the preliminary stages of property development; hence, no revenues or profits are attributed to this segment.
Resort/Residential real estate development segment expenses were $427,000 for the three months ended September 30, 2026, an increase of $109,000 from $318,000 for the three months ended September 30, 2025. The increase reflected modest changes across several expense categories, with no single category accounting for a significant portion of the increase.
Resort/Residential real estate development segment expenses were $1,146,000 for the nine months ended September 30, 2026, compared to $1,008,000 for the prior-year period an increase of $138,000, or 13.7%. The increase reflected a $226,000 increase in operating expenses, partially offset by a $78,000 decrease in selling, general and administrative expenses, reflecting lower allocated overhead costs, and a $10,000 decrease in depreciation.
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
Mineral Resources:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Mineral resources revenues
Water sales	$1,874	$1,686	$188	11%
Oil and gas	175	138	37	27%
Cement	650	610	40	7%
Rock aggregate	1,264	738	526	71%
Total mineral resources revenues	$3,963	$3,172	$791	25%
Cost of sales of water	1,439	1,366	73	5%
Operating expenses	372	264	108	41%
Selling, general and administrative expenses	154	147	7	5%
Depreciation and amortization	343	344	(1)	—%
Total mineral resources expenses	$2,308	$2,121	$187	9%
Operating income from mineral resources	$1,655	$1,051	$604	57%
•Mineral resources segment revenues were $3,963,000 for the three months ended September 30, 2026, an increase of $791,000, or 24.9%, from $3,172,000 in the prior-year period. The increase was primarily driven by higher rock aggregate sales of $526,000 reflecting increased demand, sales volumes and average realized prices. Water sales increased $188,000 while cement and oil and gas revenues increased $40,000 and $37,000, respectively, primarily reflecting higher sales volumes and, in the case of oil and gas, higher commodity prices.
•Mineral resources segment expenses were $2,308,000 for the three months ended September 30, 2026, an increase of $187,000, or 8.8%, compared with $2,121,000 in the prior-year period. The increase was primarily attributed to higher operating expenses of $108,000 and increased water costs of sales of $73,000, consistent with higher water sales activity. Other expense categories remained relatively unchanged.

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Mineral resources revenues
Water sales	$4,165	$3,156	$1,009	32%
Oil and gas	543	518	25	5%
Cement	1,935	1,747	188	11%
Rock aggregate	2,326	1,594	732	46%
Reimbursables and other	316	262	54	21%
Total mineral resources revenues	$9,285	$7,277	$2,008	28%
Cost of sales of water	3,180	2,548	632	25%
Operating expenses	1,009	841	168	20%
Selling, general and administrative expenses	466	576	(110)	(19)%
Depreciation and amortization	1,031	1,031	—	—%
Total mineral resources expenses	$5,686	$4,996	$690	14%
Operating income from mineral resources	$3,599	$2,281	$1,318	58%
•Mineral resources segment revenues were $9,285,000 for the nine months ended September 30, 2026, an increase of $2,008,000, or 27.6%, compared with $7,277,000 in the prior-year period. The increase was primarily driven by higher water sales of $1,009,000, reflecting increased demand, and higher rock aggregate revenues of $732,000, primarily due to increased sales volumes. Cement revenues increased $188,000, reflecting higher sales volumes, while oil and gas revenues increased $25,000, primarily due to higher production volumes and commodity prices.
•Mineral resources segment expenses were $5,686,000 for the nine months ended September 30, 2026, an increase of $690,000, or 13.8%, compared with $4,996,000 for the prior-year period. The increase primarily reflected higher costs of water sales of $632,000, consistent with the increased water sales activity, and higher operating expenses of $168,000, partially offset by a $110,000 decrease in selling, general and administrative expenses.
Demand for the Company's water is influenced by annual State Water Project ("SWP") allocations, hydrologic conditions, and customers' operational needs. Higher SWP allocations generally reduce demand for supplemental water supplies, while lower allocations may increase demand. Accordingly, water sales may fluctuate significantly from period to period and current results may not be indicative of future performance.
The Company believes its water assets, including water banking operations, groundwater recharge capabilities and long-term water supply contracts, provide resources to support existing operations and future development activities, as well as potential opportunities for water sales to third parties. As groundwater regulation in California continues to evolve, particularly under the Sustainable Groundwater Management Act ("SGMA"), the availability and management of these resources remain important to the Company's long-term planning.
SWP water contracts require annual payments for both fixed and variable costs associated with the SWP and the applicable water districts, regardless of water delivery. In addition to surface water supplies, the Company holds adjudicated groundwater rights, including an annual allocation of 1,634 acre-feet in the Antelope Valley Basin. The Company also has access to groundwater underlying portions of its landholdings, which it believes, together with other available water resources, will support planned commercial development along the Interstate 5 corridor, and ongoing agricultural operations.

In Kern County, the Company’s lands span three groundwater basins subject to varying regulatory requirements: the Kern Subbasin, the White Wolf Subbasin, and the Castac Basin. Approximately 9% of the Company's Kern County land is within the Kern Subbasin and is primarily used for grazing with limited water demand. The White Wolf Subbasin is subject to groundwater management requirements under SGMA, while the Castac Basin is designated as a low-priority basin. The Company continues to monitor regulatory developments and believes its combination of surface water supplies, groundwater rights and banked water provides flexibility in managing future water requirements.

Oil and natural gas prices are subject to volatility resulting from changes in supply and demand, inventory levels, geopolitical events, economic conditions and regulatory developments. Oil and gas production in California has generally declined in recent years due to regulatory requirements, natural production declines, reduced capital investment and other industry factors.

Farming:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Farming revenues
Almonds	$1,999	$1,515	$484	32%
Pistachios	6,591	—	6,591	100%
Wine grapes	3,572	2,451	1,121	46%
Other	466	369	97	26%
Total farming revenues	$12,628	$4,335	$8,293	191%
Cost of sales	9,561	3,819	5,742	150%
Selling, general and administrative expenses	506	119	387	325%
Depreciation and amortization	983	768	215	28%
Direct farming expenses	$11,050	$4,706	$6,344	135%
Operating income (loss) from farming before fixed water obligations	1,578	(371)	1,949	525%
Fixed water obligations	134	656	$(522)	(80)%
Operating income (loss) from farming	$1,444	$(1,027)	$2,471	(241)%
•Farming segment revenues totaled $12,628,000 for the three months ended September 30, 2026, an increase of $8,293,000, or 191.3%, compared to $4,335,000 for the prior-year period. The increase was primarily attributable to $6,591,000 of pistachio revenues, including $2,581,000 of pricing adjustments on prior-year crop sales and $3,437,000 of crop insurance proceeds, compared to no pistachio revenues in the prior-year quarter. Wine grape revenues increased $1,121,000, reflecting an accelerated harvest due to warmer weather conditions during the quarter, as well as $460,000 of crop insurance proceeds. Almond revenues increased $484,000, reflecting higher average realized prices.

•Direct farming expenses, excluding water holding costs, were $11,050,000 for the three months ended September 30, 2026, compared to $4,706,000 for the prior-year period, an increase of $6,344,000, or 134.8%. The increase primarily reflected higher costs of sales of $5,742,000, including the recognition of current-year crop growing costs associated with insured crop losses and crop sales. Selling, general and administrative expenses increased $387,000, primarily due to higher irrigation water costs purchased, while depreciation and amortization expense increased $215,000. Water holding costs decreased $522,000 to $134,000. Despite the increase in reported revenues, abnormally warm spring weather and unfavorable growing conditions adversely affected current-year crop yields, with industry reports also reflecting reduced crop yields across the region. Accordingly, the revenue increase was not indicative of improved current-year crop production. Total farming segment expenses were $11,184,000 for the three months ended September 30, 2026, compared to $5,362,000 in the prior-year period.
•Operating income from farming before fixed water obligations was $1,578,000 for the three months ended September 30, 2026, compared with an operating loss of $371,000 in the prior-year period. The $1,949,000 improvement primarily reflected higher revenues, partially offset by an increased direct farming expenses. The Company believes this measure is useful in evaluating farming operations separately from fixed water obligations incurred to preserve long-term water rights, regardless of farming activity.

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Farming revenues
Almonds	$3,025	$3,412	$(387)	(11)%
Pistachios	6,915	(10)	6,925	NM
Wine grapes	3,572	2,451	1,121	46%
Other	761	645	116	18%
Total farming revenues	$14,273	$6,498	$7,775	120%
Cost of sales	10,351	5,567	4,784	86%
Selling, general and administrative expenses	634	221	413	187%
Depreciation and amortization	1,569	1,447	122	8%
Direct farming expenses	$12,554	$7,235	$5,319	74%
Operating income (loss) from farming before fixed water obligations	$1,719	$(737)	$2,456	333%
Fixed water obligations	$1,905	$2,172	$(267)	(12)%
Operating loss from farming	$(186)	$(2,909)	$2,723	94%
•Farming segment revenues totaled $14,273,000 for the nine months ended September 30, 2026, an increase of $7,775,000, or 120%, compared with $6,498,000 for the prior-year period. The increase was primarily attributable to pistachio revenues, including prior-year pricing adjustments and crop insurance proceeds, and higher wine grape revenues due to timing of harvest when compared to prior-year period, partially offset by a $387,000, or 11.3%, decrease in almond revenues due to lower sales of almond carryover crop.

•Direct farming expenses were $12,554,000 for the nine months ended September 30, 2026, compared to $7,235,000 for the prior-year period, an increase of $5,319,000, or 73.5%. The increase primarily reflected higher costs of sales of $4,784,000, or 85.9%, including $4,019,000 of pistachio costs and a $1,339,000 increase in wine grape costs, partially offset by a $572,000 decrease in almond costs. Selling, general and administrative expenses increased $413,000, while depreciation and amortization increased $122,000, or 8.4%. Water holding costs decreased $267,000, or 12.3% to $1,905,000, resulting in total farming segment expenses of $14,459,000 compared with $9,407,000 in the prior-year period.

•Operating income from farming before fixed water obligations was $1,719,000 for the nine months ended September 30, 2026, compared to an operating loss of $737,000 for the prior-year period. The $2,456,000 improvement primarily reflected higher revenues, partially offset by an increase in direct farming expenses.
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
Seasonality
Almond, pistachio, and wine grape sales are seasonal, with the majority of revenues typically generated during the third and fourth quarters of the year. Almonds and pistachios are generally sold at prevailing market prices, while wine grapes are sold under contracted pricing arrangements. The timing of harvesting and sales recognition may vary between quarters and years, affecting quarterly comparisons.
Olive Expansion
The Company completed the planting of an additional 150 acres of olive orchards during 2026, bringing total olive acreage to approximately 300 acres. Olive trees generally require several years to reach commercial production, and accordingly, the newly planted acreage is not expected to generate meaningful revenues in the near term. The expanded olive acreage is expected to further diversify the Company's agricultural commodity mix over the long term.

Weather Conditions
Weather conditions can significantly affect chill accumulation during dormancy, a period critical to tree and vine development. Winter conditions generally provided adequate chill accumulation for the Company's almond and pistachio orchards. However, elevated temperatures during February 2026 resulted in insufficient chill accumulation for the Company's pistachio orchards, contributing to reduced crop yields. Separately, warmer temperatures during the spring adversely affected almond development, resulting in lower almond kernel weights. During 2026, the Company recognized crop insurance proceeds related to weather-related crop losses, as discussed above.
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
Water
The long-term effects of California's groundwater management laws on future agricultural production and new plantings remain uncertain. In addition, water availability continues to be a long-term consideration for agricultural operations throughout California. Limitations on State Water Project deliveries, particularly during drought conditions, could adversely affect agricultural production. The Company had sufficient water supplies to meet its agricultural requirements during the 2026 growing season, with the majority of crops harvested as of September 30, 2026.
Ranch Operations:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Ranch operations revenues
Game management and other [1]	$1,147	$800	$347	43%
Grazing	706	538	168	31%
Total ranch operations revenues	$1,853	$1,338	$515	38%
Operating expenses	1,059	976	83	9%
Selling, general and administrative expenses	174	106	68	64%
Depreciation and amortization	91	94	(3)	(3)%
Total ranch operations expenses	$1,324	$1,176	$148	13%
Operating income from ranch operations	$529	$162	$367	227%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.

•Ranch operations revenues totaled $1,853,000 for the three months ended September 30, 2026, an increase of $515,000, or 38.5%, compared with $1,338,000 in the prior-year period. The increase was primarily attributable to higher game management revenues of $226,000, reflecting increased guided hunting and membership activity, higher grazing revenues of $168,000, primarily due to higher cattle prices, and an increase of $126,000 in other ranch revenues, partially offset by decreases in other revenue categories.
•Ranch operations expenses were $1,324,000 for the three months ended September 30, 2026, an increase of $148,000, or 13%, compared with $1,176,000 for the prior-year period. The increase primarily reflected higher operating expenses of $83,000 and selling, general and administrative expenses of $68,000, while depreciation and amortization remained relatively unchanged.

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Ranch operations revenues
Game management and other [1]	$2,628	$2,050	$578	28%
Grazing	2,042	1,675	367	22%
Total ranch operations revenues	$4,670	$3,725	$945	25%
Operating expenses	3,160	3,110	50	2%
Selling, general and administrative expenses	402	387	15	4%
Depreciation and amortization	268	287	(19)	(7)%
Total ranch operations expenses	$3,830	$3,784	$46	1%
Operating income (loss) from ranch operations	$840	$(59)	$899	(1,524)%
[1] Game management and other revenues consist of revenues from hunting, filming, High Desert Hunt Club (a premier upland bird hunting club), and other ancillary activities.
•Ranch operations revenues totaled $4,670,000 for the nine months ended September 30, 2026, an increase of $945,000, or 25%, compared with $3,725,000 for the prior-year period. The increase was primarily driven by higher grazing revenues of $367,000, reflecting favorable cattle prices, increased game management revenues of $348,000, reflecting higher guided hunting and membership activity, and an increase in other ranch revenues of $240,000.

•Ranch operations expenses were $3,830,000 for the nine months ended September 30, 2026, an increase of $46,000, or 1.2%, compared with $3,784,000 for the prior-year period. Expenses remained relatively stable, with modest increases in operating and selling, general and administrative expenses, partially offset by lower depreciation expense.
Corporate and Other:

The following table summarizes the principal components of the changes in corporate general and administrative expenses for the periods presented (in thousands):

Corporate General and Administrative Expenses (in thousands)

	Three Months Ended September 30,		Change
	2026	2025	$	%
Corporate expenses	$2,242	$2,868	$(626)	(21.8)%
Share-based compensation adjustments	(300)	360	(660)	(183.3)%
Corporate expenses, excluding share-based compensation adjustments	$1,942	$3,228	$(1,286)	(39.8)%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Corporate expenses	$6,967	$12,004	$(5,037)	(42.0)%
Share-based compensation adjustments	(622)	(430)	(192)	44.7%
Less: non-recurring costs	—	(3,399)	3,399	(100.0)%
Corporate expenses, excluding share-based compensation adjustments and non-recurring costs	$6,345	$8,175	$(1,830)	(22.4)%

For the three-month period, corporate expenses decreased $626,000, or 21.8%, to $2,242,000, compared to $2,868,000 for the same period in 2025. The comparison was impacted by share-based compensation adjustments of $300,000 in 2026 and $360,000 in 2025, related to the impact of forfeited awards in the prior-year period. Excluding these adjustments, corporate expenses decreased $1,286,000, or 39.8%, from $3,228,000 to $1,942,000. The decrease was primarily attributable to $539,000 in lower shareholder-related expenses, $255,000 in reduced costs associated with the former Chief Executive Officer and $230,000 in lower salary expenses. These reductions were partially offset by the timing of audit fees and higher legal expenses.

For the nine months ended September 30, 2026, corporate expenses decreased $5,037,000, or 42.0%, to $6,967,000, compared to $12,004,000 for the same period in 2025. The decrease was primarily attributable to $3,399,000 of non-recurring charges incurred in the prior-year period. Excluding these charges and the impact of share-based compensation adjustments, corporate expenses decreased $1,830,000, or 22.4%, primarily reflecting lower compensation and other corporate expenses.
Other Reconciling Items:
Total other income was $30,000 for the three months ended September 30, 2026, a decrease of $138,000 from $168,000 for the same period in 2025, primarily due to lower investment income as a result of a lower average invested balance.
Total other income was $109,000 for the nine months ended September 30, 2026, a decrease of $551,000 from $660,000 for the same period in 2025, primarily due to lower investment income as a result of a lower average invested balance.
Depreciation for our Multifamily segment was $516,000 for the three months ended September 30, 2026, an increase of $234,000 from $282,000 for the same period in 2025. Terra Vista was constructed in phases, and depreciation commenced on each building as it was completed and placed in service, beginning in the second quarter of 2025, with the final building delivered in October 2025. The increase therefore reflects a full quarter of depreciation on all completed buildings in 2026, compared with a partial period of depreciation on only the initial buildings in 2025.
Depreciation for our Multifamily segment was $1,548,000 for the nine months ended September 30, 2026, an increase of $1,126,000 from $422,000 for the same period in 2025. As discussed above, the buildings within Terra Vista were completed and placed in service in phases beginning in the second quarter of 2025, with the final building delivered in October 2025. The increase reflects a full nine months of depreciation on all completed buildings in 2026, compared with depreciation on only the initial buildings from their respective in-service dates in 2025.

Joint Ventures:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$1,552	$1,933	$(381)	(20)%
TRCC/Rock Outlet Center LLC	(262)	(323)	61	19%
TRC-MRC 1, LLC	251	217	34	16%
TRC-MRC 2, LLC	514	488	26	5%
TRC-MRC 3, LLC	126	89	37	42%
TRC-MRC 4, LLC	104	88	16	18%
TRC-MRC 5, LLC	47	63	(16)	(25)%
Total equity in earnings	$2,332	$2,555	$(223)	(9)%
•Equity in earnings was $2,332,000 for the three months ended September 30, 2026, a decrease of $223,000, or 8.7%, compared to $2,555,000 for the prior-year period. The decrease was primarily attributable to a $381,000 decrease in equity in earnings from the Petro Travel Plaza Holdings, LLC joint venture, reflecting lower site-level margins as higher labor and operating expenses more than offset an improvement in fuel margins. This decrease was partially offset by improved results at the TRCC/Rock Outlet Center LLC joint venture, where the equity loss narrowed by $61,000, and by an aggregate $97,000 increase in equity in earnings from the TRC-MRC joint ventures, primarily reflecting improved operating performance.

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$4,178	$4,557	$(379)	(8)%
TRCC/Rock Outlet Center LLC	(672)	(1,191)	519	44%
TRC-MRC 1, LLC	742	680	62	9%
TRC-MRC 2, LLC	1,572	1,510	62	4%
TRC-MRC 3, LLC	381	333	48	14%
TRC-MRC 4, LLC	312	265	47	18%
TRC-MRC 5, LLC	209	114	95	83%
Total equity in earnings	$6,722	$6,268	$454	7%
•Equity in earnings was $6,722,000 for the nine months ended September 30, 2026, an increase of $454,000, or 7.2%, from $6,268,000 for the prior-year period. The increase was primarily attributable to improved results at the TRCC/Rock Outlet Center LLC joint venture, where the equity loss narrowed by $519,000, due to the absence of a tenant turnover write-down recognized during the second quarter of 2025, and to an aggregate $314,000 increase in equity in earnings from the TRC-MRC joint ventures, primarily reflecting improved operating performance. These increases were partially offset by a $379,000 decrease in equity in earnings from Petro Travel Plaza Holdings, LLC, reflecting lower site-level margins.
Please refer to "Non-GAAP Financial Measures" for further financial discussion of the results of our joint ventures.
Seasonality and Variability of Results
Our operations are seasonal in nature, and accordingly, results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Historically, a substantial portion of our farming revenues has been generated during the third and fourth quarters of the fiscal year due to the timing of harvests and crop sales. In contrast, non-contracted water sales typically occur in the first quarter of the fiscal year and may vary significantly depending on hydrological conditions. In periods of drought, demand for water may increase, resulting in higher water sales, whereas wetter conditions may reduce demand.
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
Income Taxes
For the nine months ended September 30, 2026, we had an income tax expense of $2,339,000 compared to a benefit of $1,809,000 for the nine months ended September 30, 2025. The effective tax rates were 28% and 55% for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had income taxes payable of $847,000. We classify interest and penalties incurred on tax payments as income tax expenses. Our effective tax rates differ from statutory rates primarily because of permanent differences related to Internal Revenue Code Section 162(m), state taxes and mineral depletion. The Internal Revenue Code Section 162(m) compensation deduction limitations occurred due to changes in tax law arising from the 2017 Tax Cuts and Jobs Act.

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
We expect to continue investing in the vertical development of our commercial and industrial real estate projects. We also expect to invest in our real estate segments to secure land entitlement approvals, construct infrastructure, develop income-producing assets, maintain adequate water resources, and support other development activities. Within our farming segment, we will continue to invest in projects that improve operating efficiency and enhance long-term productivity when economically justified. During 2026, we completed the planting of an additional 150 acres of olive orchards, bringing total olive acreage to approximately 300 acres. While the newly planted acreage is not expected to generate meaningful revenues for several years, the investment is intended to further diversify the Company's agricultural commodity mix and support long-term production.
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
Our cash, cash equivalents and marketable securities totaled approximately $8,792,000 as of September 30, 2026, a decrease of $16,102,000 from $24,894,000 as of December 31, 2025.
The following table shows our cash flow activities for the nine months ended September 30, 2026:

(in thousands)	2026	2025
Operating activities	$7,259	$(4,106)
Investing activities	$(14,131)	$(56,100)
Financing activities	$(547)	$24,510

Operating Activities
During the first nine months of 2026, our operations provided $7,259,000, largely attributable to improved segment results and higher distribution of earnings from unconsolidated joint ventures.
During the first nine months of 2025, our operations used $4,106,000, largely attributable to cash used to settle our current liabilities balance including liability classified stock compensation awards of $1,831,000.

Investing Activities
During the first nine months of 2026, investing activities used $14,131,000 compared with $56,100,000 in the prior-year period. The decrease primarily reflected lower real estate development expenditures following the completion of construction at Terra Vista at Tejon, reduced investments in water assets, and net proceeds from maturities and purchases of marketable securities. Investing activities also included $3,689,000 of distributions of capital from unconsolidated joint ventures, compared with $773,000 in the prior-year period.
Capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), totaled $19,647,000 in the first nine months of 2026, compared with $49,393,000 in the prior-year period. Current-year expenditures were primarily related to infrastructure improvements at TRCC, entitlement and permitting activities for the Company's master planned communities, and investments in farming operations and equipment. These expenditures include $6,553,000 on infrastructure improvements at TRCC-East, $2,261,000 and $2,632,000 on permitting efforts for MV and Grapevine, respectively, and $3,665,000 on re-entitlement costs for Centennial.
Discretionary project expenditures increased by approximately $185,000, or 5.2%, compared to the prior-year period, reflecting targeted spending on priority initiatives. Of the $3,665,000 incurred for Centennial, approximately $1,850,000 related to direct re-entitlement process, with the balance primarily consisting of non-discretionary costs necessary to maintain the project and meet ongoing obligations. Excluding Centennial-related expenditures, discretionary project expenditures decreased by approximately $198,000, or 11.8%, compared to the prior-year period, consistent with our ongoing focus on liquidity management and cost discipline.
We continue to actively manage capital deployment across projects, prioritizing required entitlement preservation and legal obligations while reducing discretionary development expenditures. We expect permitting-related expenditures for MV to remain at reduced levels unless development activity accelerates.
Within our farming segment, we incurred cash outlays of $4,252,000, including $1,501,000 related to olive production, as well as cultural costs for crops currently classified as under development, and replacement of machinery and equipment. During the period, the farming segment capitalized approximately $803,000 of irrigation water costs related to crops under development, as those costs are attributable to orchards that have not yet reached commercial production. Additionally, we used $4,420,000 to acquire water assets. We had marketable securities of $14,566,000 that matured, and we reinvested $5,416,000.
During the first nine months of 2025, investing activities used $56,100,000, primarily reflecting expenditures related to the construction of the first phase of Terra Vista at Tejon, along with investments in real estate development, water assets and other capital improvements.
We made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $49,393,000 for real estate development and farming reflected as follows: At TRCC, we spent $25,291,000 of construction cost on Terra Vista at Tejon, and $6,014,000 on infrastructure improvements at TRCC-East. We also spent $2,194,000 and $1,652,000 on permitting efforts for MV and Grapevine, respectively, and $2,554,000 on litigation defense for Centennial. Within our farming segment, we spent $4,733,000, which included cultural costs for orchards currently classified as under development and replacement of machinery and equipment. Additionally, we used $8,926,000 to acquire water assets. We had marketable securities of $29,508,000 that matured, and we reinvested $32,387,000. Lastly, we received proceeds of $773,000 from joint venture distributions.
As we move forward, we anticipate we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments, including the investments summarized below.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2026 is primarily related to our real estate projects. These estimated investments include $3,800,000 of infrastructure development at TRCC-East to support the continued commercial retail and industrial development, water treatment system improvements, and expansion of the wastewater treatment plant for future anticipated absorption, a substantial portion of which is expected to be reimbursed through the CFD bond proceeds. We also expect to invest up to $3,965,000 for land planning, re-entitlement, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2026.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2026 and 2025, was $3,551,000 and $3,529,000, respectively, and is classified within real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects, which aggregated $1,282,000 and $1,666,000 for the nine months ended September 30, 2026 and 2025, respectively. Expenditures for repairs and maintenance are expensed as incurred.

Financing Activities
During the first nine months of 2026, financing activities used $547,000, which was primarily attributable to borrowings on the line of credit of $9,000,000 and $8,500,000 of repayments under the Company's revolving line of credit, resulting in net borrowings of $500,000. Financing activities also included $1,047,000 of tax payments associated with vested stock grants.
During the first nine months of 2025, financing activities provided $24,510,000, primarily reflecting $25,000,000 of borrowings under the Company's revolving line of credit to fund construction and ongoing development activities, partially offset by $490,000 of tax payments associated with vested stock grants.
Cash flows and earnings may fluctuate from period to period due to the commodity-driven nature of our farming and mineral operations and the timing of sales and leasing activity within our development projects. Some farming crops, notably pistachios, bear in alternate years which results in reduced revenues for those years, with 2026 being an alternate up bearing year for pistachios. Development timelines, market conditions, and the time required to negotiate transactions can cause variability in reported results across periods. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on current projections and available liquidity, management expects to maintain sufficient cash resources to fund internal operations over the next 12 months. As we move forward with the re-entitlement, permitting and engineering design for our master planned communities and prepare to move into the development stage, we may need to secure additional funding in the long-term through either the issuance of equity and/or by securing other forms of financing such as joint ventures equity and debt financing.
Capital Structure and Financial Condition
At September 30, 2026, total capitalization at book value was $591,291,000, consisting of $94,442,000 of debt and $496,849,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 16.0%, representing a decrease compared to the debt-to-total-capitalization ratio of 16.1% at December 31, 2025.
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
The interest rate per annum applicable to the Revolving Credit Facility is one-month term SOFR plus an interest rate spread that is based on TRC’s consolidated net liabilities to equity ratio (NLER). The interest rate spread for the NLER has three tiers: (1) 2.75% if the NLER is 55% or more; (2) 2.5% if the NLER is between 35% and less than 55%; and (3) 2.25% if the NLER is less than 35%. The interest rate spread in the previous sentence may effectively be reduced by applying a patronage credit for TRC’s participation in the farm credit program, which patronage credit historically has been (for reference and information purposes only and not as a guarantee of future patronage credit) between 100-125 basis points. The Administrative Agent pays the patronage credit annually in the form of a dividend. As of September 30, 2026, the Company's NLER was in tier 3, or less than 35%, and the applicable interest rate spread was 2.25%. We received partial patronage credit in February 2026 of $646,000 which represents 125 basis points from the primary lender, and the remaining patronage credit in March 2026 for $310,000 which represents 100 basis points from the other participating lenders.

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
The Revolving Credit Facility contains customary events of default, including: failure to make required payments; failure to comply with terms of the RCL; bankruptcy and insolvency. The RCL contains other customary terms and conditions, including representations and warranties, which are typical for credit facilities of this type.
At September 30, 2026 and December 31, 2025, we were in compliance with all financial covenants.
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
As noted above, at September 30, 2026 we had $8,792,000 in cash and securities and $65,558,000 available on our RCL to meet any short-term liquidity needs. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of September 30, 2026, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments [1]	1,516,432	1,657	29,683	31,492	1,453,600
Revolving line-of-credit	94,442	—	94,442	—	—
Cash contract commitments	9,289	9,289	—	—	—
Defined Benefit Plan	5,755	511	1,007	1,089	3,148
SERP	5,153	575	1,123	1,076	2,379
Total contractual obligations	$1,631,071	$12,032	$126,255	$33,657	$1,459,127
[1] Amount represents Nickel Family water contract payments through 2044 and SWP contract payments through 2085, assuming 3% of escalation on payment each year. For the most significant component, the WRMWSD contract payment, we used an average of the actual water payments for the past five years (2021-2025) as base year, or $5.37 million, escalating 3% each year, to derive the amount disclosed.

The table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases that are made in the ordinary course of business.
Estimated water payments include the Nickel Family, LLC water contract, which obligates us to purchase 6,693 acre-feet of water annually through 2044 and SWP contracts with WRMWSD, TCWD, Tulare Lake Basin Water Storage District, and Dudley-Ridge Water District. These contracts for the supply of future water run through 2085. Please refer to Note 5 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding water assets.
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
As of September 30, 2026, aggregate outstanding debt of unconsolidated joint ventures was $223,995,000; $19,833,000 of this debt was attributable to the loan for TRCC/Rock Outlet Center LLC joint venture. This loan was 100% guaranteed at September 30, 2026. All other outstanding debt attributed to our joint ventures have met their respective debt covenants, and hence were not subject to an effective guarantee at September 30, 2026. We do not provide a guarantee on the $10,458,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss)	$3,298	$1,671	$6,082	$(1,508)
Net loss attributable to non-controlling interest	(2)	1	(4)	(2)
Interest, net
Consolidated	(97)	(177)	(350)	(749)
Our share of interest expense from unconsolidated joint ventures	1,414	1,539	4,241	4,473
Total interest, net	1,317	1,362	3,891	3,724
Income tax provision (benefit)	1,437	(972)	2,339	(1,809)
Depreciation and amortization:
Consolidated	2,128	1,690	4,992	3,800
Our share of depreciation and amortization from unconsolidated joint ventures	1,687	1,666	5,021	5,098
Total depreciation and amortization	3,815	3,356	10,013	8,898
EBITDA	9,869	5,416	22,329	9,307
Stock compensation expense	527	(133)	1,243	1,157
Items impacting comparability:
Shareholder activism expense [1]	—	—	—	3,399
Adjusted EBITDA	$10,396	$5,283	$23,572	$13,863
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

In connection with the segment reporting change described in Note 13 (Reporting Segments and Related Information), under which Multifamily operations are presented as a separate reporting segment, net operating income for the prior-year periods has been recast to exclude the results of the Multifamily operations previously included within the commercial/industrial real estate development segment. As a result, commercial/industrial net operating income for the three and nine months ended September 30, 2025 presented herein differs from the amounts previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Commercial/Industrial operating income	$1,717	$1,445	$6,252	$4,420
Plus: Commercial/Industrial depreciation and amortization	95	106	295	318
Plus: General, administrative, cost of sales and other expenses	1,176	1,277	3,622	3,816
Less: Other revenues including land sales	(632)	(696)	(3,906)	(2,582)
Total Commercial/Industrial net operating income	$2,356	$2,132	$6,263	$5,972

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Net operating income	2026	2025	2026	2025
Pastoria Energy Facility	$1,486	$1,256	$3,869	$3,582
TRCC	433	385	1,123	1,032
Communication leases	348	332	1,032	963
Other commercial leases	89	159	239	395
Total Commercial/Industrial net operating income	$2,356	$2,132	$6,263	$5,972

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Earnings of unconsolidated joint ventures	$4,145	$4,465	$12,050	$11,016
Interest expense of unconsolidated joint ventures	2,794	3,030	8,355	8,826
Operating income of unconsolidated joint ventures	6,939	7,495	20,405	19,842
Depreciation and amortization of unconsolidated joint ventures	3,220	3,168	9,628	9,702
Net operating income of unconsolidated joint ventures	$10,159	$10,663	$30,033	$29,544

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
Our current RCL has a $94,442,000 outstanding balance. The interest rate on this line of credit can float at a rate equal to one-month term SOFR plus 2.25%, before patronage, for an effective rate of 5.95% at September 30, 2026. During the term of this RCL (which matures in January 2029), we can borrow at any time and partially or wholly repay any outstanding borrowings and then draw available balances, as necessary.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2026
(In thousands except percentage data)

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Assets:
Marketable securities	$496	$5,732	$—	$—	$—	$—	$6,228	$6,187
Weighted average interest rate	4.13%	3.54%	—%	—%	—%	—%
Liabilities:
Revolving line-of-credit	$—	$—	$—	$94,442	$—	$—	$94,442	$94,442
Weighted average interest rate[1]	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%	S+2.25%

[1]The effective interest rate on this line of credit is SOFR plus a margin of 2.25%. The all-in rate was 5.95% as of September 30, 2026, before patronage.

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
As of September 30, 2026, the Company had $562,000 in receivables subject to commodity price fluctuations.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None
(b) Not applicable.
(c) None.

Item 6. Exhibits:
3.1	#	Restated Certificate of Incorporation of Tejon Ranch Co., as filed with the Secretary of State of the State of Delaware on May 27, 2026
31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act.
31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act.
32	##	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	#	XBRL Instance Document.
101.SCH	#	XBRL Taxonomy Extension Schema Document.
101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*		Management contract, compensatory plan or arrangement.

#		Filed herewith
##		Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

November 5, 2026	/s/ Matthew H. Walker
Date	Matthew H. Walker
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2026	/s/ Robert D. Velasquez
Date	Robert D. Velasquez
Chief Financial Officer, Treasurer, Senior Vice President, Finance and Chief Accounting Officer
(Principal Financial and Accounting Officer)